Form 10-K
period 1994-12-31
FLORIDA PUBLIC UTILITIES CO
filed 1995-03-23
CIK 37643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549

                                   FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                   For the fiscal year ended December 31, 1994

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        For the transition period from _______________ to __________________

              Commission file number       0-1055



                        FLORIDA PUBLIC UTILITIES COMPANY
             (Exact name of registrant as specified in its charter)

                       Florida                                59-0539080
           (State or other jurisdiction of                   (I.R.S. Employer
            incorporation or organization)                 Identification No.)

       401 South Dixie Highway, West Palm Beach, FL              33401
         (Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code  (407) 832-2461

   Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
              Title of each class                  which registered

    Common Stock, par value $1.50 per share      American Stock Exchange


   Securities registered pursuant to Section 12(g) of the Act:



                                                    (Title of Class)












    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X     No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.[X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on March 13, 1995, was $27,183,881.

                   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                       PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes_____ No_____

                       APPLICABLE ONLY TO CORPORATE REGISTRANTS

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At March 13, 1995, there were 1,449,807 common shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy statement for the Annual Meeting of Common Stockholders, April 18, 1995. (PartIII)



























                                      PART I

Item 1.  Business
   General
   The Company was incorporated on April 29, 1925 under the 1925 Florida Corporation Law and is continuing its corporate existence pursuant to such law and its Certificate of Reincorporation, as amended. The Company is a public utility regulated by the Florida Public Service Commission (except for propane gas service)and provides natural and propane gas service, electric service and water service to consumers in Florida. The Company is comprised of the following four divisions and number of customers as of December 31, 1994: (1) West Palm Beach, located in southeast Florida, serves natural gas to 26,675 customers and propane gas to 5,598 customers;
   (2) Mid-Florida, consisting of the Sanford and DeLand districts, serves 7,573 natural gas customers and 4,451 propane customers; (3) Marianna, located in the Florida panhandle, provides electricity to 11,668 customers; (4) Fernandina Beach, located in extreme northeast Florida, serves 11,483 electric customers and 5,388 water customers. The economies of West Palm Beach, Sanford, and DeLand rely somewhat on the migration of winter residents and tourists during the winter season. Agriculture and citrus processing, together with light industry, provide year-round stability. Marianna's economy is predominantly agricultural including peanuts, soy beans, corn, pork and beef. The area has many small industries. Fernandina's economy is centered around two large paper mills; ITT Rayonier, Inc. and Container Corporation of America. The beach area, Amelia Island, is noted for its fine beaches and resort amenities.

   The population by counties, as estimated by the University of Florida's Bureau of Economic and Business Research, in which the service areas are located, as of April 1, 1994, is as follows:

         West Palm Beach  (Palm Beach County)                   937,000
         Sanford          (Seminole County)                     317,000
         DeLand           (Volusia County)                      397,000
         Marianna         (Jackson, Calhoun & Liberty Counties)  64,000
         Fernandina Beach (Nassau County)                        47,000

   In Fernandina Beach, two large paper mills accounted for 13.5% of total 1994 electric division operating revenues and 7.8% of the Company's total operating revenues. However, such mills accounted for 6.9% of total 1994 electric division operating margin and 2.6% of the Company's total operating margin.

   Sources of Gas and Electricity
   Natural Gas
   The Company receives its total supply of natural gas at ten City Gate Stations connected to Florida Gas Transmission Company's (FGT) pipeline system. FGT is the only natural gas pipeline serving peninsular Florida and is under the jurisdiction of the Federal Energy Regulatory Commission
   (FERC). During 1994 the Company has been actively involved in FGT's Phase III expansion and curtailment filings.

   Florida Gas Transmission Company is currently constructing their Phase III expansion. This expansion program will add 550 MMBTU per day of pipeline capacity of FGT's current capacity of 925 MMBTU per day. The Company is one of thirty-two contracting entities participating in FGT's Phase III expansion.




   This pipeline expansion program will provide adequate future pipeline capacity through the FGT system to permit continued customer and load growth into the next century. The current FGT Phase III expected in-service date is March 1, 1995.

   On April 8, 1992 the FERC issued Order 636. This Order required pipelines to provide transportation services which are comparable in quality and levels of services that pipeline customers receive when they purchase gas supplies directly from the pipeline. FGT's filing to comply with Order 636 became effective on November 1, 1993. As of that date, the Company no longer purchases any gas supplies from FGT but rather uses FGT to transport 100% of the Company's natural gas requirements. The Company had the appropriate gas supply contracts in place of the effective date of the Order and presently renegotiates such contracts annually.

   Over the last four years the Company has gained vast experience directly contracting for gas supplies with marketers and producers while contracting for transportation services from FGT. This experience appropriately postures the Company to be most effective in operating under Order 636. The Company lowered its fuel cost substantially by directly purchasing gas supplies from sources other than FGT. All fuel cost savings are passed along to the Company's customers.

   The Company has actively reduced demand charges it pays for the pipeline capacity by "subletting" the Company's unused capacity for short terms to other FGT customers. For the period of October 1991 through December 1993, the Company had one of the lowest average gas prices of all the local distribution companies regulated by the Florida Public Service Commission.

   During 1994 the Company received approval on an Off-Systems Sale Tariff. This tariff permits the Company to sell capacity packaged with gas supplies to any customer receiving service directly and/or indirectly from FGT. This tariff permits for profit sharing between Florida Public Utilities Company and its customers. The Company will utilize every future potential opportunity to keep its total cost of gas as low as possible.

   The Company is near completion of the installation of its Systems Control and Data Acquisition system (SCADA) terminals at interruptible sales and transportation customers' sites. This system effectively allows the Company to closely monitor such customers in order to maximize sales and avoid high pipeline penalties.

   Electricity

   The electricity sold in the Marianna Division is purchased from Gulf Power Company under their Wholesale Contract Tariff as filed with the Federal Energy Regulatory Commission. Agreements are signed for each of five delivery points and are for a period of five years. These agreements may be canceled after the five years by either party upon notification one year prior to cancellation date.

   In the Fernandina Beach Division the electricity sold is purchased under contract from the Jacksonville Electric Authority (JEA). During 1992 the Company renewed its contract with JEA for an initial period of three years and shall continue in effect thereafter until either the Company or JEA gives two years' notice of termination. In 1992 Container Corporation of America (CCA) also supplied the Company with power generated by them in excess of their needs. This contract is effective until either party gives 90 days' notice of intention to terminate.
   Water is extracted from Company-owned wells located within Fernandina Beach.

   The following table sets forth the revenues, operating profit and identifiable assets of each of the Company's business segments. (See "Segment Information" in the Notes to Financial Statements.)

                                  1994      1993       1992

                                      (in thousands)
         Revenues
         Gas                    $24,814   $26,773   $29,498
         Electric                36,070    38,307    36,174
         Water                    1,516     1,504     1,377

         Operating profit
         Gas                      1,966     2,245     2,955
         Electric                 2,946     2,750     2,280
         Water                      378       352       292

         Identifiable assets
         Gas                     34,854    34,275    33,046
         Electric                31,189    30,512    29,452
         Water                    4,721     4,696     4,771

   Regulation
   The Florida Public Service Commission, pursuant to State Statutes, has authority encompassing natural gas, electric and water rates, conditions of service, the issuance of securities and certain other matters affecting the operations of the Company.

   Franchises
   The Company holds franchises in each of the incorporated municipalities where natural gas, electric and water operations take place. These franchises generally have terms from 15 to 30 years and terminate at various dates.

   Employees
   On December 31, 1994 the Company had 302 employees, of whom approximately 119 were covered under union contracts with two labor unions, the International Brotherhood of Electrical Workers and the International Chemical Workers Union. The Company does not engage in research activities.

   Competition
   Generally, in municipalities and other areas where the Company provides natural gas, electric and water services, no other utility directly renders such service.


Item 2.   Properties

   The Company's properties consist primarily of distribution systems and related facilities. At December 31, 1994 the Company owned 22 miles of electric transmission lines and 976 miles of electric distribution lines. The gas properties distribute gas through 960 miles of 3" equivalent gas main. The water property consists of deep wells, pumping equipment, water treatment facilities and a distribution system. The propane gas systems operated by the Company's subsidiary have bulk storage facilities and tank installations on the customers' premises.

   Certain properties of the Company and the shares of Flo-Gas Corporation, a wholly-owned subsidiary, are subject to a lien collateralizing the funded indebtedness of the Company under its Mortgage Indenture.


Item 3.   Legal Proceedings

   None.


Item 4.   Submission of Matters to a Vote of Security Holders

   None.


                                   PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
            Matters

   The Company's common shares are traded on the American Stock Exchange under the symbol FPU.

                                 1994                1993
                            Low        High      Low        High
     STOCK PRICES
        Quarter ended
          March 31          $17.25 - $18.88     $19.50 - $21.75
          June 30            16.88 -  18.13      19.88 -  21.63
          September 30       17.00 -  18.13      20.00 -  22.00
          December 31        15.75 -  17.25      18.63 -  21.50

     DIVIDENDS PAID
          January 1             $.28                $.27
          April 1                .29                 .28
          July 1                 .29                 .28
          October 1              .29                 .28


   At March 13, 1995, there were 1,042 holders of record of the Registrant's Common Stock.








Item 6.  SELECTED FINANCIAL DATA  (in thousands, except per share data)

                                     Years Ended December 31,

                             1994     1993      1992     1991     1990

    Revenues              $62,400   $66,584  $67,049  $62,887  $59,836
    Operating margin       23,163    22,611   22,126   21,253   18,953
    Net income              1,717     1,751    1,843    1,597    1,076
    Earnings per common
      share                  1.18      1.22     1.47     1.43      .97
    Dividends per common
      share                  1.16      1.12     1.08     1.00     1.00
    Total assets           82,281    78,035   71,195   68,955   63,416
    Utility plant-net      63,713    61,567   59,746   57,335   53,793
    Current debt            4,673     4,028      737   12,051    8,050
    Long-term debt         23,500    24,173   25,818   18,555   18,606
    Common shareholders'
      equity               22,334    21,961   21,483   15,151   14,414

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
     RESULTS OF OPERATIONS
     Overview The Company is organized into three business segments, natural and propane gas, electric and water. The gas and electric segments aggregate approximately 95% of total operating margin.

     Contributing to variations in operating margins are the effects of seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to central and southern Florida during the winter season.

     From the Florida Public Service Commission (FPSC) perspective, the Company operates four distinct "entities", i.e., Marianna electric, Fernandina Beach electric, Fernandina Beach water, and natural gas, consisting of Palm Beach County, Sanford and DeLand. The Company has a request for a rate increase pending with the FPSC for its natural gas operations. Such request should be finalized in June. The previous rate increase was effective February 1991. The Marianna electric division received a rate increase which became effective February 1994. The Fernandina Beach electric division received a rate increase which became effective February 1989. The Company receives an increase each year for its water operation through a price index mechanism provided by the FPSC. The Company does not foresee a need to file for a rate increase in any of its regulated operations until at least 1997. See "Rate Matters" in the Notes to Financial Statements (Notes).

     Summary of Operating Margins
     (dollars in thousands)
                                        1994      1993      1992
     Natural and Propane Gas
      Operating margin                $13,142   $13,160   $13,357
      Less propane                      2,457     2,534     2,866
      Less municipal interruptible        225       224       215
      Remainder                       $10,460   $10,402   $10,276

     Electric
      Operating margin                 $8,573    $8,015    $7,455
      Less industrial interruptible       596       582       466
      Remainder                       $ 7,977   $ 7,433   $ 6,989



Operating Margin Operating margin, defined as gross operating revenues less cost of fuel and taxes passed through to customers which are based on revenues, provides a more meaningful basis for evaluating utility operations since fuel costs and taxes passed through to customers have no effect on results of operations.

Natural and Propane Gas Service Total natural and propane gas service operating margin was virtually unchanged in 1994 as compared with 1993. Excluding propane gas operating margin and the natural gas operating margin of a large municipal interruptible customer from total gas operating margin, remaining operating margin increased $58,000 or about one-half percent over 1993. Propane gas operating margin decreased $77,000, or 3%, due to an approximate one-half percent decrease in customers and an approximate 7% decrease in average consumption per customer. The decrease in consumption was partially offset by an approximate 5% increase in the price of propane gas sold.

Total natural and propane gas service operating margin decreased $197,000 or 1.5% in 1993 from 1992. Excluding propane gas operating margin and the natural gas operating margin of a large municipal interruptible customer from total gas operating margin, remaining operating margin increased $126,000 or about 1% over 1992. Propane gas operating margin decreased $332,000, about 12%, due principally to a 2% decrease in customers, some of which were converted to natural gas, and a 12% decrease in average consumption per customer.

In 1994, operating profit (operating profit is defined as revenues less operating expenses, including cost of fuel, and does not include other income, interest income, interest expense and income taxes - see "Segment Information" in the Notes)decreased $279,000 or $261,000 more than the decrease in operating margin. Operating expenses have generally increased due to inflationary pressures in all classifications of expense with payroll and related costs and depreciation accounting for most of the increase. Such increase is partially offset by a decrease in FPSC related administrative expenses.

In 1993, operating profit decreased $710,000 or $513,000 more than the decrease in operating margin. Operating expenses have generally increased due to inflationary pressures in all classifications of expense with payroll and related costs and insurance expense (an increase in the cost of health benefits partially offset by a decrease in workers' compensation insurance) accounting for most of the increase.

Electric Service In 1994, operating margin increased $558,000 or about 7% as compared with 1993. Excluding two industrial interruptible customers, operating margin increased $544,000 or approximately 7%. Other than the industrial customers, the increase in operating margin is affected by a 2% increase in customers, a 2% decrease in average consumption per customer and an approximate 8% increase in the price of MWH sold. Such increase is due to the permanent rate increase in the Marianna division that went into effect January 1994.

Total electric service operating margin increased $560,000 or about 8% in 1993 as compared with 1992. Affecting the comparison of operating margins are two industrial interruptible customers. Excluding these customers, operating margin increased $444,000 or 6%. Other than the industrial customers, the increase in operating margin is principally due to a 2% growth in customers and a 4% increase in average consumption per customer.


In 1994, operating profit increased $196,000 over 1993 or $362,000 less than the increase in operating margin. Operating expenses have generally increased due to inflationary pressures in all classifications of expense. The major reasons for the increase in expenses are the FPSC disallowance of capitalizing overheads beginning in 1994, the establishment of a storm damage reserve in the Marianna division beginning in 1994 and increased maintenance and depreciation costs.

In 1993, operating profit increased $470,000 as compared with an increase of $560,000 in operating margin. Improvement in workers' compensation insurance claim experience was partially offset by an increase in the cost of health benefits and general increases in all classifications of expense due to inflationary pressures with higher depreciation and maintenance costs and payroll and related costs accounting for most of the increase.

Interest Charges Interest charges consist of interest on bonds, short-term borrowings and customer deposits. Interest amounts fluctuate depending on, among other things, short-term rate changes and the timing of the sale of bonds. In June 1992, the Company issued $8,000,000 of First Mortgage Bonds at 9.08% and paid down its line of credit which had an interest rate of 4.5% at that time. See "Notes Payable" and "Capitalization, Financing Transactions" in the Notes for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows Net cash provided by operating activities increased $4,615,000 during 1994, primarily due to insurance settlement proceeds of $3,185,000 and over-recovery of fuel costs of $1,092,000. The principal reason for the increase in accounts receivable and over-recovery of fuel costs is the decrease in the fuel cost of natural gas.

Cash used in investing activities usually fluctuates within a narrow range as construction expenditures are typically $5.5 to $6.0 million per year.

Cash provided by financing activities decreased $1,743,000 from 1993 principally because short-term borrowings and debt repayments substantially offset in 1994 and in 1993 short-term borrowings exceeded debt repayments by $1,646,000. While there was virtually no change in total cash flows from financing activities in 1993 as compared with 1992, there were in 1992, two transactions that, when offset, resulted in minimal impact on the financing cash flows of the Company. In June, the Company completed an $8,000,000 private placement of First Mortgage Bonds, 9.08% series due 2022, and in July completed the sale of its common stock offering of 287,500 shares at $20.875 per share. The net proceeds, before deduction of expenses of approximately $69,000, were $5,642,000.

Deferred Income Taxes The increase in deferred income taxes and regulatory asset in the accompanying balance sheet results principally from the income taxes paid on the environmental insurance proceeds. Accordingly, the same amount is reflected as cash used by operating activities in the accompanying 1994 statement of cash flows in the caption deferred income taxes. Such taxes will turn around as amounts are expended for environmental purposes.

Capital Resources The Company has historically replaced short-term borrowings when the outstanding amount was large enough to make a sale of bonds economically feasible and when long-term interest rates appear attractive.





In 1994, the Company replaced its $10,000,000 line of credit with a $15,000,000 line of credit maturing in 1997. The line provides for interest at London Interbank Offered Rates (LIBOR) plus 50 basis points. At December 31, 1994 there was a balance of $4,000,000 outstanding. The Company estimates that borrowings under such line during 1995 will be $2,000,000 to $3,000,000, resulting in a balance outstanding at December 31, 1995 of $6,000,000 to $7,000,000.

The Company has no material commitments for construction expenditures. Such expenditures, excluding the purchase of the propane system on December 30, 1991, have averaged $5.7 million over the past five years. Capital expenditures for 1995 have been budgeted for $7,227,000; however, while the actual amount expended for construction is influenced by many factors, the Company anticipates that expenditures for 1995 will not be significantly different from those amounts historically incurred. For additional information see "Notes Payable" and "Capitalization" in the Notes.

The Company anticipates that its future capital expenditures and commitments are likely to require additional debt and/or equity financing.

Issuance of Additional Bonds The Company's 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property. At December 31, 1994, such calculation would permit the issuance of approximately $26,000,000 of additional bonds.

OTHER
Environmental Matters The Company has several contamination sites in various stages of assessment investigation, see "Contingencies" in the Notes. Due to the rate relief granted the Company for environmental costs and insurance settlement proceeds for environmental costs received by the Company which are being held in escrow, the Company believes that any future contamination assessment and remedial costs arising from any of these sites will not be material to the Company's operating results or liquidity.

Postretirement Benefits As discussed more fully in the Notes, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" in the first quarter of 1993. The Company's actuary estimated the cost for 1994 of $194,000, of which the Company estimates it recovered approximately 53% from its customers through rates. The estimated cost for 1995 is $203,000, of which the Company estimates it will recover 89% from its customers through rates. The Company is not funding these benefit costs and it has historically accounted for such costs on the pay-as-you go (cash) method. The actual cash outlay for such benefits for 1994 was $86,000.

Quarterly Earnings The Company's quarterly financial information as summarized in the Notes under the caption "Quarterly Financial Data (Unaudited)" reflects the influence of, among other things, seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to central and southern Florida during the winter season.











INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
Florida Public Utilities Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Florida Public Utilities Company and its wholly-owned subsidiary, Flo-Gas Corporation, as of December 31, 1994 and 1993, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Public Utilities Company and its wholly-owned subsidiary, Flo-Gas Corporation, at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in the Notes to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions effective January 1, 1993 to conform with Statements of Financial Accounting Standards No. 109 and No. 106, respectively.



DELOITTE & TOUCHE LLP
Certified Public Accountants
West Palm Beach,  Florida
February 17, 1995





















Item 8.   Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF INCOME
        (dollars in thousands, except per share data)

                                            Years Ended December 31

                                            1994     1993    1992

    Revenues                             $62,400  $66,584 $67,049
    Cost of fuel and taxes based
      on revenues                         39,237   43,973  44,923

    Operating Margin                      23,163   22,611  22,126

    Operating Expenses:
      Operations                          10,480   10,113   9,814
      Maintenance                          2,193    2,104   2,004
      Depreciation and amortization        3,672    3,533   3,343
      Taxes other than income taxes        1,528    1,514   1,438
      Income taxes                           943      867   1,037
        Total operating expenses          18,816   18,131  17,636

    Operating Income                       4,347    4,480   4,490

    Interest Charges and Other
      Long-term debt                       2,268    2,348   2,085
      Short-term borrowings                  146       61     249
      Customer deposits and other interest   255      279     276
      Other-net                              (39)      41      37
        Total interest charges and other   2,630    2,729   2,647

    Net Income                             1,717    1,751   1,843

    Preferred Stock Dividends                 29       29      29

    Earnings for Common Stock            $ 1,688  $ 1,722 $ 1,814

    Earnings Per Common Share            $  1.18  $  1.22 $  1.47

    Dividends Per Common Share              1.16     1.12    1.08

    Weighted Average Common
      Shares Outstanding            1,435,280   1,416,476  1,232,380


    See Notes to Financial Statements.














   CONSOLIDATED BALANCE SHEETS
   (in thousands)
                                                 December 31,
ASSETS                                          1994      1993
Utility Plant
  Electric                                   $40,826   $39,084
  Natural gas                                 39,846    37,916
  Water and propane gas                       12,941    12,533
  Common                                       1,787     1,429
     Total                                    95,400    90,962
  Less accumulated depreciation               31,687    29,395
     Net utility plant                        63,713    61,567
Current Assets
  Cash and overnight investments                 848       846
  Overnight investments held in escrow for
    environmental costs                        1,992
  Accounts receivable                          6,102     6,838
  Less allowance for uncollectible accounts      (85)     (151)
  Inventories (at average or unit cost)        2,131     2,105
  Prepayments and deferrals                      832       760
     Total current assets                     11,820    10,398

Deferred Income Taxes and Regulatory Asset     5,700     4,874

Deferred Charges                               1,048     1,196
          Total                              $82,281   $78,035

CAPITALIZATION AND LIABILITIES
Capitalization
  Common shareholders' equity                $22,334   $21,961
  Preferred stock                                600       600
  Long-term debt                              23,500    24,173
     Total capitalization                     46,434    46,734
Current Liabilities
  Current maturities of long-term debt           673        28
  Notes payable                                4,000     4,000
  Accounts payable                             3,918     4,567
  Dividends declared                             425       405
  Taxes accrued                                  114       253
  Interest accrued                               538       550
  Tax collections payable                        522       551
  Insurance accrued                            1,081       711
  Other                                          537       584
  Customer deposits                            3,502     3,325
     Total current liabilities                15,310    14,974

Deferred Credits
  Customer advances for construction           1,128     1,300
  Unamortized investment tax credits           1,703     1,812
  Environmental insurance proceeds             3,185
  Over recovery of fuel costs                  1,267       175
     Total deferred credits                    7,283     3,287
Deferred Income Taxes and
  Regulatory Liability                        13,254    13,040

Commitments and Contingencies
          Total                              $82,281   $78,035

See Notes to Financial Statements.


CONSOLIDATED STATEMENTS OF CAPITALIZATION
(dollars in thousands)
                                                   December 31,
                                                  1994     1993
Common Shareholders' Equity
  Common stock, $1.50 par value, authorized
    2,000,000 shares; issued 1,567,119 shares
    in 1994; issued 1,552,189 shares in 1993   $ 2,351  $ 2,329
  Paid-in capital                               10,597   10,309
  Retained earnings                             11,469   11,445
  Treasury stock - at cost (121,860 shares 1994;
    127,322 shares 1993)                        (2,083)  (2,122)

    Total common shareholders' equity           22,334   21,961

Preferred Stock
  4 3/4% Series A, $100 par value, redemption
    price $106.00, authorized and outstanding
    6,000 shares                                   600      600
Long-Term Debt
  First mortgage bonds (less current maturities)
    Series
     9.57% due 2018                             10,000   10,000
     10.03% due 2018                             5,500    5,500
     9.08% due 2022                              8,000    8,000
     4.75% due 1995                                         673

     Total long-term debt                       23,500   24,173

Total Capitalization                           $46,434  $46,734

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(dollars in thousands)
                              Common Stock
                           Aggregate Paid-in Retained Treasury Stock
                   Shares  Par Value Capital Earnings  Shares  Cost
Balance,
 December 31,1991 1,242,363 $ 1,864  $4,631  $10,851  137,636  $(2,195)
Net income                                     1,843
Dividends                                     (1,385)
Stock plans          10,388      16     248            (5,215)      37
Public offering     287,500     431   5,142
Balance,
 December 31,1992 1,540,251   2,311  10,021   11,309   132,421  (2,158)
Net income                                     1,751
Dividends                                     (1,615)
Stock plans          11,938      18     288             (5,099)     36
Balance,
 December 31,1993 1,552,189   2,329  10,309   11,445   127,322  (2,122)
Net income                                     1,717
Dividends                                     (1,693)
Stock plans          14,930      22     288             (5,462)     39
Balance,
 December 31,1994 1,567,119  $2,351 $10,597  $11,469   121,860  $(2,083)


See Notes to Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND OVERNIGHT INVESTMENTS
(in thousands)
                                        Years Ended December 31,
                                         1994      1993    1992
Cash Flows from Operating Activities
  Net income                           $1,717   $ 1,751 $ 1,843
  Adjustments to reconcile net income to
    net cash from operating activities
      Depreciation                      3,673     3,533   3,343
      Doubtful accounts                    91       139     152
      Deferred income taxes              (611)      378      87
      Investment tax credits             (109)     (107)   (108)
      Other                                83        37      49
  Changes in operating assets and
    liabilities
      Accounts receivable                 579      (615)    287
      Inventories and prepayments         (97)       59    (175)
      Accounts payable and accrued
        expenses                         (329)     (289)    715
      Environmental insurance proceeds  3,185
      Over/(under) recovery of fuel
        costs                           1,092         6    (360)
      Other                               182       (51)   (112)
       Net cash provided by operating
       activities                       9,456     4,841   5,721

Cash Flows from Investing Activities
  Construction expenditures            (5,938)   (5,379) (5,694)
  Customer advances for construction     (172)     (158)   (461)
     Net cash used by investing
     activities                        (6,110)   (5,537) (6,155)

Cash Flows from Financing Activities
  Short-term borrowings                 4,750     4,000     300
  Repayments of long-term debt            (28)   (2,354)    (51)
  Proceeds from sale of common stock
    Stock plans                           349       341     301
    Public offering                                       5,573
  Dividends paid                       (1,673)   (1,596  (1,281)
  Proceeds from long-term borrowing                       7,879
  Repayments of short-term borrowings  (4,750)          (12,300)
     Net cash provided (used) by
       financing activities            (1,352)      391     421

Net Increase (Decrease) in Cash and
  Overnight Investments                 1,994      (305)    (13)
Cash and Overnight Investments
  at Beginning of Year                    846     1,151   1,164
Cash and Overnight Investments
  at End of Year                       $2,840   $   846 $ 1,151

Supplemental Cash Flow Information
  Cash was paid during the years as follows:
  Interest                             $2,403   $ 2,646 $ 2,464
  Income Taxes                          1,779       698   1,390

See Notes to Financial Statements.




   NOTES TO FINANCIAL STATEMENTS

   Summary of Significant Accounting and Reporting Policies

   Business and Regulation Florida Public Utilities Company (the Company) is an operating public utility engaged principally in the purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. The Company is subject to the jurisdiction of the Florida Public Service Commission (FPSC) with respect to its electric, natural gas and water operations. The suppliers of electrical power to the Marianna Division and of natural gas to the natural gas divisions are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).
The Fernandina Beach Division is supplied most of its electrical power by a municipality which is exempt from FERC and FPSC regulation. The Company also distributes propane gas through a non-regulated subsidiary. The Company's accounting policies and practices conform to generally accepted accounting principles as applied to regulated public utilities and are in accordance with the accounting requirements and rate making practices of the FPSC.

The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 - "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. As a result, a regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate making process, there will be a corresponding increase or decrease in revenues.

Accordingly, the Company has deferred certain costs, some of which are material and some of which are not, which are being amortized over various periods. Such costs relate to deferred income taxes, employees' postretirement benefits other than pensions, unamortized debt issuance and redemption expense, and unamortized rate case expense. The Company believes that the FPSC will continue to allow the Company to recover its regulatory assets.

Revenues The Company records utility revenues as service is provided and bills its customers monthly on a cycle billing basis. Accordingly, at the end of each month, the Company accrues for estimated unbilled revenues.

The rates of the Company include base revenues, fuel adjustment charges and the pass through of certain governmental imposed taxes based on revenues. The base revenues are determined by the FPSC and remain constant until a request for an increase in such rates is filed and approved by the FPSC. From the FPSC perspective, the Company operates four distinct "entities", i.e., Marianna electric, Fernandina Beach electric, Fernandina Beach water, and natural gas, consisting of Palm Beach County, Sanford and DeLand. Thus, for the Company to recover through rate relief the effects of inflation for all such "entities", a request for an increase in base revenues would require the filing of four separate rate cases. At the present time, the Company does not have the resources to file more than one rate case per year. However, the FPSC allows for an annual automatic rate increase for water operations through the use of a price index. Fuel adjustment charges are estimated for customer billing purposes and any under/over recovery difference between the incurred cost of fuel and estimated amounts billed to customers is deferred for future recovery or refund and either charged or credited to customers. Interest accrues on such under/over-recoveries and is included in the subsequent adjustment.



Consolidation The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Flo-Gas Corporation. All significant intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the prior years' financial statements and other financial information contained herein to conform with the 1994 presentation.

Utility Plant and Depreciation Utility plant is stated at original cost. The costs of additions to utility plant include contracted services, direct labor, materials and allowances for borrowed and equity funds used during construction.The costs of units of property retired are removed from utility plant, and such costs plus removal costs, less salvage, are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to operating expenses. Substantially all of the utility plant and the shares of Flo-Gas Corporation collateralize the Company's First Mortgage Bonds.

Depreciation is computed using the composite straight-line method at rates prescribed by the FPSC for financial accounting purposes. Such rates are based on estimated service lives of the various classes of property. Depreciation provisions on average depreciable property approximates 4.0% per year.

Income Taxes As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferred method to the liability method of accounting for income taxes. Under the liability method, the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities is reported as deferred taxes measured at currently enacted rates. In accordance with SFAS No. 109, an increase in the net accumulated deferred income tax liability and a corresponding regulatory asset was recognized on the accompanying consolidated balance sheets to give effect to temporary differences for which deferred taxes were not previously required to be provided under APB No. 11. Adoption of this standard had no effect on results of operations. In fiscal 1992, deferred income taxes result from timing differences in the recognition of revenues and expenses for financial statement and income tax reporting purposes, in accordance with Accounting Principles Board Opinion (APB) No. 11, "Accounting for Income Taxes".

The Company provides for deferred income taxes on substantially all temporary differences that give rise to the deferred tax assets and liabilities. Investment tax credits have been deferred and are amortized based upon the average useful life of the related property.

Deferred Charges Deferred charges consist principally of unamortized debt issuance expense and early extinguishment premium. Such expenses are being amortized over the lives of the issues to which they pertain.

Notes Payable

The Company has a line of credit agreement with its primary bank providing for a
$15,000,000 loan with interest at LIBOR plus 1/2%.   At December 31, 1994
there was a balance outstanding of $4,000,000. The weighted-average interest rates at December 31, 1994 and 1993 were 6.6% and 4.0%, respectively.






Capitalization
Common Shares Reserved   The Company has reserved 45,731 common shares for
issuance under the Dividend Reinvestment Plan and 16,992 common shares for issuance under the Employee Stock Purchase Plan.

Financing Transactions   During 1992, the Company completed two financing
transactions. In June, the Company completed an $8,000,000 private placement of First Mortgage Bonds, 9.08% series due 2022. The proceeds were used to repay $8,000,000 of the $10,300,000 short-term debt outstanding. In July, the Company completed the sale of its common stock offering of 287,500 shares at $20.875 per share. The net proceeds, before deduction of expenses of approximately $69,000, were $5,642,000. The proceeds were used to repay the remaining $2,300,000 short-term debt outstanding and the balance was used for utility plant construction.

Dividend Restriction The Indenture of Mortgage and Deed of Trust and supplements thereto provide for restriction of the payment of cash dividends. At December 31, 1994 approximately $2,800,000 of retained earnings were free of such restriction.

Maturities of Long-Term Debt Sinking fund payments are scheduled to begin in 2008.

Rate Matters
On September 23, 1994, the Company filed a request with the FPSC for an increase in annual natural gas revenues of $2,079,000 and requested that the interim rates be put into effect pending final action on the permanent increase. In December 1994, the FPSC granted an interim rate increase of $387,000. The final order granting a permanent increase is expected in June 1995. The principal reasons for the requested increase in base rates results from increased operating and plant replacement costs, a deteriorated return on the Company's investment and an aggressive marketing plan to attract new customers.

On September 1, 1993, the Company filed a request with the FPSC for an increase of $858,000 in annual electric revenues in the Marianna Division and requested that the interim rates be put into effect pending final action on the permanent increase. In November 1993, the FPSC granted an interim rate increase of $137,000 that was effective November 18, 1993. On January 18, 1994, the FPSC authorized a permanent increase of $515,000 that became effective February 17, 1994. The principal reason for the final increase being lower than the Company's request was that the FPSC authorized the use of a lower return on common equity capital and approved smaller increases in storm reserve and tree trimming expenses than the Company had requested.

Following FPSC rules for water utilities, the Company in mid-1994 filed for and was granted a price index revenue increase in the Fernandina Beach water division. This increase, approximating $18,000 on an annual basis, was placed into effect on June 4, 1994. A similar price index filing is planned for 1995.

Segment Information
The Company operates distribution systems providing natural and propane gas service in three locations in central and southern Florida, electric service in two locations in northern Florida and water service in one location in northern Florida. There are no material intersegment sales or transfers.

Operating profit consists of revenues less operating expenses and does not include other income, interest income, interest expense and income taxes.

Identifiable assets are those assets used in the Company's operations in each business segment. Corporate assets are principally cash and overnight investments, deferred tax assets and common plant.



Business segment information for 1994, 1993 and 1992 is summarized as follows (in thousands):

  1994                       Gas Electric  Water Common  Consolidated
  Revenues               $24,814  $36,070 $1,516 $         $62,400
  Operating profit         1,966    2,946    378             5,290
  General corporate expenses                                 2,606
  Income before income taxes                                 2,684
  Identifiable assets     34,854   31,189  4,721  11,517    82,281
  Depreciation             1,893    1,449    190     141     3,673
  Construction expenditures2,992    2,400    195     351     5,938


  1993
  Revenues                26,773   38,307  1,504            66,584
  Operating profit         2,245    2,750    352             5,347
  General corporate expenses                                 2,755
  Income before income taxes                                 2,592
  Identifiable assets     34,275   30,512  4,696   8,552    78,035
  Depreciation             1,823    1,390    184     136     3,533
  Construction expenditures2,624    2,519     89     147     5,379


  1992
  Revenues                29,498   36,174  1,377            67,049
  Operating profit         2,955    2,280    292             5,527
  General corporate expenses                                 2,656
  Income before income taxes                                 2,871
  Identifiable assets     33,046   29,452  4,771   3,926    71,195
  Depreciation             1,743    1,290    178     132     3,343
  Construction expenditures2,508    2,788    311      87     5,694

  Income Taxes
  The provision (credit) for income taxes consists of the following (in thousands):
                        1994           1993           1992
     Current
       Federal       $ 1,471         $  523         $  895
       State             192             73            163
                       1,663            596          1,058
     Deferred
       Federal          (574)           307             71
       State             (37)            71             16
                        (611)           378             87
     Investment tax
          credits       (109)          (107)          (108)

     Total           $   943         $  867         $1,037














 The difference between the effective income tax rate and the statutory federal income tax rate applied to pretax income is accounted for as follows (in thousands):

                                   1994      1993      1992
 Federal income tax at
  statutory rate                 $  912    $  881    $  976
 Effect of state income
  taxes                             155       144       179
 Investment tax credit             (109)     (107)     (108)
 Other                              (15)      (51)      (10)

 Provision for income taxes       $ 943    $  867    $1,037

 The tax effects of temporary differences producing accumulated deferred income tax assets and liabilities in accordance with SFAS No. 109 as reflected in the accompanying consolidated balance sheets are as follows (in thousands):


        Deferred tax assets                1994        1993
          Regulatory asset              $ 3,546      $ 4,260
          Alternative minimum tax credit    656          320
          Other                           1,498          294
            Total deferred tax assets   $ 5,700      $ 4,874

        Deferred tax liabilities
          Utility plant related (Note)  $12,778      $12,552
          Other                             476          488
            Total deferred tax
              liabilities               $13,254      $13,040

        Note: Includes regulatory liabilities of $3,012 and $2,964, respectively.


        The provision (credit) for 1992 deferred income taxes, under APB
          No. 11, consists of the following (in thousands):

        Accelerated depreciation  $ 437
        Contributions in aid
          of construction          (234)
        Purchased energy           (142)
        Alternative minimum tax      69
        Other                       (43)

        Total                      $ 87















Employee Benefit Plans
Pension Plan The Company has a noncontributory defined benefit pension plan covering substantially all its employees. The benefits are based on the employee's credited service and average compensation, generally during the last five years before retirement. The Company's policy is to fund pension costs in accordance with contribution guidelines established by The Employee Retirement Income Security Act of 1974.

The components of net pension income
are as follows (in thousands):
                                      1994      1993      1992
     Service cost                  $   473   $   445   $   401
     Interest cost                     791       728       686
     Actual return on assets          (230)   (2,791)   (1,888)
     Net amortization and deferral  (1,184)    1,519       758
     Net periodic pension income  $   (150) $    (99)   $  (43)

        Actuarial assumptions:
     Discount rate                       7%        7%        7%
     Rate of increase in future
       compensation levels             5.5%      5.5%      5.5%
     Expected long-term rate of
       return on assets                  8%        8%        8%

The Plan's funded status of the plan at December 31, 1994 and 1993, is as follows (in thousands)


                                            1994      1993
     Actuarial present value of benefit
       obligations:
         Vested benefit obligation      $ (9,098) $ (8,534)
         Accumulated benefit obligation $ (9,602) $ (9,158)
         Projected benefit obligation   $(12,206) $(11,495)
         Plan assets at fair value        18,060    19,052
         Plan assets in excess of projected
           benefit obligation              5,854     7,557
         Unrecognized net gain            (4,836)   (6,581)
         Unrecognized prior service cost     699       774
         Unrecognized net asset at
           January 1,1986 being recognized
           over 15 years                  (1,100)   (1,283)
             Prepaid pension cos t       $   617  $    467


Health Plan The Company is principally self-insured for its employee and retiree medical insurance plan. The Company's health care liability under the plan is limited to $60,000 per individual per year, with a maximum total liability currently approximating $1,000,000.

A reserve for future benefit payments for active employees is maintained at a level sufficient to provide for estimated outstanding claims under the plan net of amounts contributed by employees. Net health care benefits paid by the Company for active employees were approximately $622,000, $548,000 and $294,000 for 1994, 1993 and 1992, respectively.

Other Postretirement Benefits As of January 1, 1993, the Company adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits 0ther Than Pensions". The Statement requires accrual of postretirement benefits during the years an employee provides service. The Company provides postretirement health care benefits for certain retired employees and their eligible dependents and reduced postretirement life insurance benefits for retired employees. The accumulated health care postretirement benefit obligation (transition obligation) under SFAS No. 106 is being amortized over 20 years beginning 1993. The Company estimates that it recovered approximately 53% from its customers through rates in 1994 and expects to recover about 89% in 1995. The Company is not accruing for reduced postretirement life insurance benefits as the cost to the Company is offset by employee contributions.

The components of postretirement benefit costs are as follows (in thousands):

                                            1994        1993
     Service Cost                          $  65       $  46
     Interest cost                            80          58
     Amortization of transition obligation    43          43
     Return on plan assets                     0           0
     Net amortization and deferral             6           -
     Periodic postretirement benefit cost   $194        $147

The Plan's funded status at December 31, 1994 and 1993, is as follows (in thousands):
                                            1994        1993
     Accumulated postretirement benefit
        obligation (APBO):
       Retirees                            $(448)      $(331)
       Fully eligible active plan
         participants                        (48)        (42)
       Other active plan participants       (761)       (523)
       Total APBO                         (1,257)       (896)
       Plan assets                             0           0
       APBO less than plan assets         (1,257)       (896)
       Unamortized transition obligation     772         815
       Unrecognized (gain) loss              236         (39)
       Unrecognized prior service cost         0           0
       Accrued post benefit obligation     $(249)      $(120)

The measurement of the APBO assumes a 7% discount rate in 1994 and 1993 and a health care cost trend rate of 10.4% in 1995 decreasing to 5.5% by the year 2007 and beyond. A one-percentage point increase in the assumed health care cost trend rate would increase the APBO by approximately 15% and the periodic cost by about 13%.

Employee Stock Purchase Plan The Company's Employee Stock Purchase Plan offers common stock at a discount to qualified employees. During 1994, 1993 and 1992, 5,062, 5,099 and 5,215 shares, respectively, were issued under the Plan for aggregate consideration of $81,000, $93,000 and $94,000, respectively.

Contingencies
The Company is subject to federal and state legislation with respect to soil, groundwater and employee health and safety matters and to environmental regulations issued by the Florida Department of Environmental Protection (FDEP), the United States Environmental Protection Agency and other federal and state agencies. Except as discussed below, the Company does not expect to incur material future expenditures for compliance with existing environmental laws and regulations.

West Palm Beach Site The Company is currently conducting a contamination assessment investigation of a parcel of property owned by it in West Palm Beach, Florida. After a preliminary contamination assessment investigation indicated soil and groundwater impacts, the Company entered into a consent order with the FDEP. The consent order requires the Company to delineate the extent of soil and groundwater impacts associated with the prior operation of a gasification plant on the property and requires the Company to remediate any soil and groundwater impacts, if necessary. In June 1992, the FDEP approved the Company's proposed contamination assessment plan and the Company commenced the contamination assessment investigation. Following FDEP approval of a revised scope of work, additional contamination assessment activities were initiated in January 1995.
Since the contamination assessment investigation has not yet been completed, it is not possible to determine the complete extent or cost of remedial action, if any, which may be required. However, preliminary estimates from the Company's environmental consultant suggest that total contamination assessment and remedial costs for this site may reach approximately
$3,250,000. Until the contamination assessment investigation is completed, it is not possible at this time to determine when and how much of such costs the Company will have to pay. A portion of the on-site impacts on the site have been determined to be eligible for reimbursement from state fund and the FDEP has determined that a portion of the work conducted off-site is eligible for reimbursement under state law. Due to the rate relief granted to the Company for environmental costs and insurance settlement proceeds for environmental costs received by the Company which are being held in escrow, as well as the potential for reimbursement from the state for a portion of the assessment and remediation, the Company believes that it will not incur material future expenditures to achieve compliance for this site with existing environmental laws and regulations.

Sanford Site The Company owns a parcel of property located in Sanford, Florida. Prior to the Company's acquisition of this property, it had been the site of a gasification plant. The FDEP issued a Warning Notice to the Company which required the Company to conduct a contamination assessment investigation of the property. A preliminary investigation revealed that soil was impacted throughout the center of the property.

In 1992, the Company brought suit in federal court in Orlando against former owners and operators of the gasification plant to seek recovery of the Company's compliance costs at this property. The Company has entered into a cost sharing agreement with four former owners/operators of the gasification plant. Under this agreement, the parties agreed to share equally in the cost of the contamination assessment investigation of the property. The Company dismissed the cost recovery action in February 1995.

The initial contamination assessment investigation was completed and a Contamination Assessment Report (CAR) was delivered to FDEP on February 4, 1994. Until completion of FDEP's review of the CAR, it is not possible to determine the complete extent or cost of remedial action, if any, which may be required. However, preliminary estimates from the Company's environmental consultant suggest that total contamination assessment and remedial costs for the site may reach approximately $2,750,000. Pending completion of the FDEP's review of the report, it is not possible to determine when and how much of such costs the Company will have to pay. Due to the rate relief granted to the Company for environmental costs and insurance settlement proceeds for environmental costs received by the Company which are being held in escrow, as well as the potential for recovery of a portion of the assessment and remediation costs from several former owners/operators of the gasification plant, the Company believes that it will not incur material future expenditures to achieve compliance for this site with existing environmental laws and regulations.

Pensacola Site The FDEP notified the Company and other alleged responsible parties to conduct additional soil and groundwater sampling to determine the extent of soil and groundwater impacts at a property previously the site of a
gasification plant in Pensacola, Florida.   The Company was a former
owner/operator of the gasification plant for several years. The Company and other alleged responsible parties have agreed to share equally the costs of such an investigation.

A contamination assessment report (CAR) describing the results of the contamination assessment investigations was delivered to FDEP in January 1994. With the exception of security fencing, the CAR recommended no further action at this site. After its review of the CAR in November 1994, the FDEP notified the Company and other alleged responsible parties that additional soil and groundwater sampling was necessary at this site. Until completion of such additional investigation, it is not possible to determine the complete extent of remedial action, if any, which may be required. However, preliminary estimates from the Company's environmental consultant suggest that total contamination assessment and remedial costs for this site may reach approximately $1,400,000. Until the contamination assessment investigation is completed, it is not possible to determine when and how much of such costs the Company will have to pay. Due to the rate relief granted to the Company for environmental costs and insurance settlement proceeds for environmental costs received by the Company which are being held in escrow, as well as the potential for recovery of a portion of the assessment and remediation costs from several current and former owners/operators of the site, the Company believes that it will not incur material future expenditures to achieve compliance for this site with existing environmental laws and regulations.

Georgia Transformer Site  In October 1994, the Environmental Protection Agency
(EPA) issued a Notice of Potential Liability to the Company in which the EPA identified the Company as a potentially responsible party (PRP) in connection with a site in Georgia where the Company was alleged to have sent transformers for repair. In the notice, the EPA demanded that PRPs for the site reimburse the EPA for response costs that it had incurred through August 1994 in connection with soil remediation efforts.

The Company, along with the PRPs, has entered into settlement negotiations with the EPA. Until negotiations with the EPA are completed, it is not possible to determine the Company's share of the response costs incurred by the EPA through August 1994. Since the EPA and the State of Georgia are currently evaluating whether additional contamination assessment and remedial action may be required at this site, it is not possible to determine the nature and extent of soil or groundwater impacts on the site, nor is it possible to determine the extent or cost of additional remedial action which may be required.
Based on the Company's volumetric share of materials sent to the site, the Company believes that it will not incur significant future expenditures to satisfy its obligations at this site.

Insurance Claims and Rate Relief The Company notified its insurance carriers of environmental impacts detected at each of the former manufactured gas plant
(MGP) sites discussed above.

As a result of negotiations with the Company's major insurance carriers that concluded in November 1994, such carriers agreed to pay settlement proceeds totaling approximately $4,000,000 for certain environmental costs, to be paid to the Company over a period of time ending in December 1995. In addition, the Florida Public Service Commission has allowed the Company to recover through rate relief environmental expenses of approximately $2,400,000 over a ten-year period at the rate of approximately $240,000 per year.

Due to the rate relief granted the Company for environmental costs and insurance settlement proceeds for environmental costs received by the Company which are being held in escrow, the Company believes that any future contamination assessment and remedial costs arising from any of these sites will not be material to the Company's operating results or liquidity.


Quarterly Financial Data (Unaudited)
The quarterly financial data presented below reflects the influence of, among other things, seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to central and southern Florida during the winter season. (in thousands, except per share amounts).




                           FIRST    SECOND     THIRD    FOURTH
         1994             QUARTER   QUARTER   QUARTER   QUARTER

         Revenues         $17,900   $15,085   $15,571   $13,844
         Operating margin   6,471     5,496     5,244     5,952
         Operating profit   2,074     1,047       789     1,380
         Net income           937       258       103       419
         Earnings per
           share (Note)       .65       .18       .07       .29

         1993

         Revenues          17,085    16,439    16,923    16,137
         Operating margin   6,147     5,447     5,156     5,861
         Operating profit   1,873     1,086       989     1,399
         Net income           771       241       247       492
         Earnings per share   .54       .17       .17       .34


         Note: The sum of the quarterly earnings per share amounts does not equal the annual earnings per share amount reflected in the consolidated statement of income due to the effect of changes in average common shares outstanding during the fiscal year.




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.






















                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

     Information concerning directors and nominees of the Registrant is included under the caption "Nominees and Continuing Directors" in the Registrant's Proxy Statement for the 1993 Annual Meeting of Shareholders and is incorporated by reference herein.

     The following table sets forth certain information about the executive officers of the Registrant.



       Name            Age     Position                   Date

       R. L. Terry      75     Chairman of the Executive
                               Committee                 1985 - Present

       F. C. Cressman   61     President                 1985 - Present
                               Chief Executive Officer   1991 - Present

       John T. English  51     Senior Vice President     1993 - Present

       Charles L. Stein 45     Vice President            1993 - Present

       Darryl L. Troy   53     Vice President            1993 - Present

       M. K. Hall       70     Corporate Secretary       1976 - Present

       Jack Brown       60     Treasurer                 1988 - Present

    Mr. English was Vice President for two years preceding his appointment as Senior Vice President and was Division Manager of the Fernandina Beach Division for more than two years preceding his appointment as Vice President.

    Mr. Stein was Manager of Gas Operations for more than four years preceding his appointment as Vice President.

    Mr. Troy was Assistant Secretary and Assistant Treasurer for more than four years preceding his appointment as Vice President.

    There are no family relationships between the executive officers.

    All executive officers are elected for a one year term.


Item 11.   Executive Compensation

     Information concerning executive compensation is included under the caption "Executive Compensation" in the Registrant's Proxy Statement and is incorporated by reference herein.







Item  12.   Security Ownership of Certain Beneficial Owners and Management

  Information concerning the security ownership of certain of the Registrant's beneficial owners and management is included under the captions "Security Ownership of Certain Beneficial Owners" and "Nominees and Continuing Directors" in the Registrant's Proxy Statement and is incorporated by reference herein.


Item  13.   Certain Relationships and Related Transactions

  Information concerning certain relationships and related transactions is included under the caption "Transactions with Management" in the Registrant's Proxy Statement and is incorporated by reference herein.


                                    PART IV

Item  14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  1.  Financial Statements
                 Independent Auditors' Report
                 Consolidated Statements of Income
                 Consolidated Balance Sheets
                 Consolidated Statements of Capitalization
                 Consolidated Statements of Common Shareholders' Equity Consolidated Statements of Cash Flows
                 Notes to Financial Statements


          2.  Financial Statement Schedules

                 All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

          3.  Exhibits

             See Exhibit Index on page following signatures page.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended December 31, 1994.






SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY
(Registrant)



By       /s/ Jack Brown
              Jack Brown
(Principal Financial and Accounting Officer)

Date      March 21, 1995

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           /s/ Robert L. Terry                          Date:  March 21, 1995
      Robert L. Terry
      Chairman of the Executive Committee and Director

           /s/ Franklin C. Cressman                     Date:  March 21, 1995
      Franklin C. Cressman
      President and Chief Executive Officer and Director

           /s/ Constant A. Benoit, Jr.                  Date:  March 21, 1995
      Constant A. Benoit, Jr.
      Director

           /s/ E. James Carr, Jr.                       Date:  March 21, 1995
      E. James Carr, Jr.
      Director

           /s/ Daniel Downey                            Date:  March 21, 1995
      Daniel Downey
      Director

           /s/ John T. English                          Date:  March 21, 1995
      John T. English
      Senior Vice President and Director

           /s/ Gordon O. Jerauld                        Date:  March 21, 1995
      Gordon O. Jerauld
      Director




EXHIBIT INDEX
      (a) Exhibits

Regulation S-K
Item Number     21. Subsidiary of the registrant

                23. Independent auditors' consent

                27. Financial data schedule



EXHIBIT 21

Subsidiary of the registrant

               Name                         Jurisdiction of Incorporation

      Flo-Gas Corporation                             Florida




EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

        We consent to the incorporation by reference in Post-Effective Amendment No. 16 to Registration Statement No. 2-24986 of Florida Public Utilities
Company on Form S-8 of our report dated February 17, 1995, appearing in this Annual Report on Form 10-K of Florida Public Utilities Company for the year ended December 31, 1994.



   DELOITTE & TOUCHE LLP
   Certified Public Accountants
   West Palm Beach,  Florida
   March 21, 1995




EXHIBIT 27