Form 10-Q
period 1995-03-31
FLORIDA PUBLIC UTILITIES CO
filed 1995-05-11
CIK 37643

UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, DC  20549
				 FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

				    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-1055

		     FLORIDA PUBLIC UTILITIES COMPANY
	  (Exact name of registrant as specified in its charter)

	   Florida                                      59-0539080
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

401 South Dixie Highway, West Palm Beach, FL          33401
  (Address of principal executive offices)          (Zip Code)

(Registrant's telephone number, including area code)   (407)  832-2461

(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes x    No

	     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
		PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes    No

		   APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At April 30, 1995 there were 1,451,826 of $1.50 par value common shares outstanding.








		     FLORIDA PUBLIC UTILITIES COMPANY
	     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
			      (in thousands)

				   March 31,   December 31,
				      1995         1994
ASSETS
Utility Plant                         96,793         95,400
  Less accumulated depreciation and
    amortization                      32,461         31,687
      Net utility plant               64,332         63,713

Current Assets
  Cash and cash equivalents            2,722          2,840
  Accounts receivable - net            6,027          6,017
  Inventories and prepayments          3,464          2,963
      Total                           12,213         11,820

Deferred Charges                       1,044          1,048

Deferred Income Taxes and Regulatory
  Asset                                5,644          5,700

      Total                          $83,233        $82,281

CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity         23,093         22,334
  Preferred stock                        600            600
  Long-term debt                      23,500         23,500
      Total                           47,193         46,434

Current Liabilities
  Long-term debt - current portion       673            673
  Notes payable                        2,500          4,000
  Accounts payable                     4,721          3,918
  Taxes accrued                          815            114
  Other                                3,734          3,103
  Customer deposits                    3,520          3,502
      Total                           15,963         15,310

Deferred Credits                       6,684          7,283

Deferred Income Taxes and Regulatory
  Liability                           13,393         13,254

      Total                          $83,233        $82,281









		     FLORIDA PUBLIC UTILITIES COMPANY
	  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	       (dollars in thousands, except per share data)



					     Three Months Ended
						    March 31,
					1995           1994

Revenues
  Gas                                  $ 8,310        $ 8,538
  Electric                               9,175          9,035
  Water                                    356            327
    Total revenues                      17,841         17,900

Cost of fuel and taxes
  based on revenues                     10,797         11,428

Operating Margin                         7,044          6,472

Operating Expenses
  Operations                             3,241          3,061
  Depreciation                             934            903
  Taxes other than income taxes            416            434
  Income taxes                             658            500
    Total operating expenses             5,249          4,898

Operating Income                         1,795          1,574

Interest Expense                          (700)          (670)
Other Income                                18             33

Net Income                               1,113            937

Preferred Stock Dividends                    7              7

Earnings for Common Stock              $ 1,106        $   930

Earnings Per Share of Common Stock     $   .76        $   .65

Dividends Per Common Share             $   .29        $   .29

Weighted Average Common Shares
  Outstanding                        1,449,807      1,428,274














		     FLORIDA PUBLIC UTILITIES COMPANY
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
			      (in thousands)



			  Three Months Ended

			       March 31,

					  1994           1995
Cash Flows from Operating Activities
  Net income                           $ 1,113        $   937
  Adjustments to reconcile net income to
    net cash provided by operating activities
  Depreciation                             934            903
  Other                                    223           (852)
Changes in operating assets and liabilities
  Accounts receivable                      (49)           538
  Inventories and prepayments             (501)          (290)
  Accounts payable and accrued expenses  2,152          2,334
  Underrecovery of fuel costs             (667)           (35)
  Deferred credits                          25          2,612
  Other                                     (9)           (10)

    Net cash provided by operating
      activities                         3,221          6,137

Cash Flows from Investing Activities
Construction expenditures               (1,556)        (1,277)
Customer advances for construction          69             98

    Net cash used by investing
      activities                        (1,487)        (1,179)

Cash Flows from Financing Activities
Repayment of short-term borrowings      (1,500)        (3,000)
Dividends paid                            (425)          (405)
Other                                       73             64

    Net cash used by financing
      activities                        (1,852)         (3,341)

Net Increase (Decrease) in Cash and
  Cash Equivalents                        (118)         1,617

Cash and Cash Equivalents at Beginning
  of Period                              2,840            846

Cash and Cash Equivalents at End of
  Period                                $2,722          $2,463








		     FLORIDA PUBLIC UTILITIES COMPANY
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			      MARCH 31, 1995

1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. The results of operations are not necessarily indicative of the results expected for the full year.

2. The First Mortgage Bond indentures provide for restrictions on the payment of cash dividends. At March 31, 1995, under the most restrictive provision, approximately $3,500,000 of retained earnings were unrestricted.



		     FLORIDA PUBLIC UTILITIES COMPANY
		  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
			      MARCH 31, 1995



Financial Condition The Company has a $15,000,000 line of credit with its primary bank of which $2,500,000 is outstanding. The line provides for interest at LIBOR plus one-half percent. The Company is approved by the Florida Public Service Commission to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

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

				     1995      1994      1993
Natural and Propane Gas
  Operating margin                $ 4,545   $ 4,126   $ 4,010
  Less propane                        892       888       848
  Less municipal                       57        55        55
  Remainder                       $ 3,596   $ 3,183   $ 3,107

Electric
  Operating margin                $ 2,159   $ 2,034    $1,819
  Less industrial interruptible       161       154       122
  Remainder                       $ 1,998   $ 1,880   $ 1,697


Operating Margin Operating margin, defined as gross operating revenues less cost of fuel and taxes passed-through to customers which are based on revenues, provides a more meaningful basis for evaluating utility operations since fuel costs and taxes passed-through to customers have no effect on results of operations.


Natural and Propane Gas Service Total natural and propane gas service operating margin increased $419,000 or about 10% in 1995 as compared with 1994. Excluding propane gas operating margin and the natural gas operating margin of a municipal customer from total gas operating margin, remaining operating margin increased $413,000 or about 13% as compared with 1994. Such increase in operating margin is attributable principally to cooler weather in 1995 as compared with 1994 and an interim base rate increase in the natural gas divisions. An approved final increase in base rates of $1,282,000 annually became effective May 6th.

Total natural and propane gas service operating margin increased $116,000 or about 3% in 1994 as compared with 1993. Excluding propane gas operating margin and the natural gas operating margin of a municipal customer from total gas operating margin, remaining operating margin increased $76,000 or about 2% as compared with 1993. Such increase in operating margin is principally attributable to an increase of 5% in natural gas consumption and a 6% decrease in the cost of propane.

Electric Service In 1995, total electric service operating margin increased $125,000 or about 6% as compared with 1994. Excluding the two industrial interruptible customers, operating margin increased $118,000 or approximately 6%. Other than industrial customers, the increase is principally due to a 2% increase in customers and a 2% increase in consumption.

Total electric service operating margin increased $215,000 or about 12% in 1994 as compared with 1993. Excluding the two industrial interruptible customers, operating margin increased $183,000 or about 11% in 1994 as compared with 1993. Other than industrial customers, the increase is principally due to a 7% increase in consumption and a 2% increase in customers.

Operating Expense In 1995, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased almost 3% as a percent of operating margin. Expenses have generally increased in all classifications of expense with administrative and general expenses and other operating expenses accounting for most of the increase. Contributing to such increase was an increase in payroll costs, expensing of overheads no longer appropriate to capitalize and an increase in the accrual for storm damages in the Marianna electric division. Taxes other than income taxes decreased due principally to a reduction in ad valorem taxes.

In 1994, operating expenses, excluding cost of fuel and taxes based on revenues, increased about 1.6% as a percent of operating margin. Expenses have generally increased in all operating areas and in all classifications of expense.

Income taxes were provided for at approximately the same rate in both three-month periods. The difference between the periods in the apparent rate is due mainly to amortization of investment tax credits.

Interest expense increased about 4% due principally to higher rates in 1995 versus 1994.

Cash Flows Net cash provided by operating activities decreased $2,916,000 due primarily to insurance settlement proceeds, net of income taxes, of $1,629,000 received in 1994 and an increase of $632,000 in underrecovery of fuel costs in 1995.







PART II.

			     OTHER INFORMATION


Item 4.     Submission of matters to a vote of security holders.

       (a)  The annual meeting of stockholders was held on April 18, 1995.

       (b) Directors elected: Constant A. Benoit, Jr. and F. C. Cressman. Directors continuing: E. James Carr, Jr., Daniel Downey,
	    John T. English, Gordon Jerauld and Robert T. Terry.

       (c)  None.

       (d)  None.

Item 6.     Exhibits and reports on Form 8-K.

       (a)  None.

       (b)  Reports on Form 8-K:
	    There were no reports on Form 8-K filed for the quarter ending
	      March 31, 1995.

				SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				   FLORIDA PUBLIC UTILITIES COMPANY
				   (Registrant)






				   By    /s/ Jack Brown
				   Jack Brown
				   Treasurer
				   (DULY AUTHORIZED OFFICER
				   AND
				   CHIEF FINANCIAL OFFICER)


Date:  May 11, 1995