Form 10-Q
period 1995-06-30
FLORIDA PUBLIC UTILITIES CO
filed 1995-08-11
CIK 37643

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At July 31, 1995 there were 1,457,549 shares of $1.50 par value common stock outstanding.









                     FLORIDA PUBLIC UTILITIES COMPANY
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (in thousands)


                                    June 30,   December 31,
                                      1995         1994

ASSETS

Utility Plant                        $98,561        $95,400
  Less accumulated depreciation and
    amortization                      33,027         31,687
      Net utility plant               65,534         63,713

Current Assets
  Cash and cash equivalents            3,110          2,840
  Accounts receivable - net            6,276          6,017
  Inventories and prepayments          3,396          2,963
      Total                           12,782         11,820

Deferred Charges                       1,026          1,048

Deferred Income Taxes and
  Regulatory Asset                     5,693          5,700

      Total                          $85,035        $82,281


CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity        $23,117        $22,334
  Preferred stock                        600            600
  Long-term debt                      23,500         23,500
      Total                           47,217         46,434

Current Liabilities
  Long-term debt - current portion                      673
  Notes payable                        5,800          4,000
  Accounts payable                     4,179          3,918
  Taxes accrued                        1,065            114
  Other                                3,242          3,103
  Customer deposits                    3,526          3,502
      Total                           17,812         15,310

Deferred Credits                       6,854          7,283

Deferred Income Taxes and Regulatory
  Liability                           13,152         13,254

      Total                          $85,035        $82,281















                     FLORIDA PUBLIC UTILITIES COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (dollars in thousands, except per share data)



                            Three Months Ended   Six Months Ended
                                  June 30,           June 30,
                                1995    1994       1995    1994

Revenues
  Gas                        $ 7,414  $ 6,041   $15,723  $14,579
  Electric                     9,211    8,629    18,386   17,664
  Water                          430      415       787      742
     Total revenues           17,055   15,085    34,896   32,985

Cost of fuel and taxes
  based on revenues           11,179    9,590    21,976   21,017

Operating Margin               5,876    5,495    12,920   11,968

Operating Expenses
  Operations                   3,392    3,137     6,632    6,199
  Depreciation                   896      914     1,830    1,817
  Taxes other than income taxes  384      397       800      831
  Income taxes                   169      113       828      613
    Total operating expenses   4,841    4,561    10,090    9,460

Operating Income               1,035      934     2,830    2,508

Interest Expense                (685)    (671)   (1,385)  (1,341)
Other Income (Expense)             2       (5)       20       28

Net Income                       352      258     1,465    1,195

Preferred Stock Dividends          7        7        14       14

Earnings for Common Stock    $   345  $   251    $1,451   $1,181

Earnings Per Common Share    $   .24  $   .18    $ 1.00   $  .83

Dividends Per Common Share   $   .29  $   .29    $  .58   $  .58

Weighted Average Common
 Shares Outstanding        1,452,093 1,432,399 1,450,950 1,430,337











                    FLORIDA PUBLIC UTILITIES COMPANY
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                              (in thousands)


                                         Six Months Ended
                                             June 30,
                                          1995     1994
Cash Flows from Operating Activities
  Net income                           $ 1,465  $ 1,195
  Adjustments to reconcile net
    income to net cash provided by
    operating activities
    Depreciation                         1,830    1,817
    Other                                    8     (927)
  Changes in operating assets
    and liabilities
    Accounts receivable                   (318)     839
    Inventories and prepayments           (434)    (191)
    Accounts payable and accrued
      expenses                           1,372      583
    Deferred credits                       370    3,137
    Over/(under) recovery of fuel costs   (966)     265

    Net cash provided by operating
      activities                         3,327    6,718

Cash Flows from Investing Activities
  Construction expenditures             (3,594)  (2,830)
  Customer advances for construction        90      178

    Net cash used by investing
      activities                        (3,504)  (2,652)

Cash Flows from Financing Activities
  Short-term borrowings                  1,800
  Repayment of short-term borrowings             (1,500)
  Repayment of long-term debt             (673)     (28)
  Dividends paid                          (853)    (827)
  Other                                    173      168

    Net cash provided (used) by
      financing activities                 447   (2,187)

Net Increase in Cash and Cash Equivalents  270    1,879

Cash and Cash Equivalents at Beginning
  of Period                              2,840      846

Cash and Cash Equivalents at End
  of Period                             $3,110   $2,725






                     FLORIDA PUBLIC UTILITIES COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995

1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. The results of operations are not necessarily indicative of the results expected for the full year.

2. The First Mortgage Bond indentures provide for restrictions on the payment of cash dividends. At June 30, 1995, under the most restrictive provision, approximately $3,400,000 of retained earnings were unrestricted.






                     FLORIDA PUBLIC UTILITIES COMPANY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               JUNE 30, 1995



Financial Condition The Company has a $15,000,000 line of credit with its primary bank of which $5,800,000 is outstanding at June 30, 1995. The line provides for interest at LIBOR plus one-half percent. The Company is approved by the Florida Public Service Commission to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

Overview The Company is organized into three business segments, natural and propane gas, electric and water. The gas and electric segments aggregate 97% of total operating margin.

Contributing to variations in operating margins are the effects of seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to central and southern Florida during the winter season.

Summary of Operating Margins
  (in thousands)
                                   Six Months Ended June 30,
                                     1995      1994      1993
Natural and Propane Gas
  Operating margin                $ 7,804   $ 7,088   $ 7,104
  Less propane                      1,440     1,437     1,468
  Less municipal                      116       111       111
  Remainder                       $ 6,248   $ 5,540   $ 5,525

Electric
  Operating margin                $ 4,365   $ 4,171    $3,782
  Less industrial interruptible       308       292       294
  Remainder                       $ 4,057   $ 3,879   $ 3,488



Three Months Ended June 30,
                                     1995      1994      1993
Natural and Propane Gas
  Operating margin                $ 3,259   $ 2,962   $ 3,094
  Less propane                        548       549       620
  Less municipal                       59        56        56
  Remainder                       $ 2,652   $ 2,357   $ 2,418

Electric
  Operating margin                $ 2,206   $ 2,137    $1,963
  Less industrial interruptible       147       138       172
  Remainder                       $ 2,059   $ 1,999   $ 1,791


Operating Margin Operating margin, defined as gross operating revenues less cost of fuel and taxes passed-through to customers which are based on revenues, provides a more meaningful basis for evaluating utility operations since fuel costs and taxes passed-through to customers have no effect on results of operations.



Six Months Ended June 30, 1995 Compared With Six Months Ended June 30, 1994

Natural and Propane Gas Service Total natural and propane gas service operating margin increased $716,000 or about 10% in 1995 as compared with 1994. Excluding propane gas operating margin and the natural gas operating margin of a municipal customer from total gas operating margin, remaining operating margin increased $708,000 or about 13% as compared with 1994. Such remaining increase in operating margin is attributable principally to cooler weather in the first quarter of 1995 as compared with 1994 and the interim increase in natural gas base rates, which was effective from late 1994 until May 5th and an approved final increase in base rates of $1,282,000 annually, which became effective May 6th.

Total natural and propane gas service operating margin decreased $16,000 in 1994 as compared with 1993. Excluding propane gas operating margin and the natural gas operating margin of a municipal customer from total gas operating margin, remaining operating margin increased $15,000 as compared with 1993. Propane gas operating margin decreased $31,000 or about 2%.

Electric Service In 1995, total electric service operating margin increased $194,000 or about 5% as compared with 1994. Excluding the two industrial interruptible customers, operating margin increased $178,000 or approximately 5%. Other than industrial customers, the increase is principally due to a 2% increase in customers and an increase of about 4% in consumption.

Total electric service operating margin increased $389,000 or about 10% in 1994 as compared with 1993. Excluding the two industrial interruptible customers, operating margin increased $391,000 or about 11% in 1994 as compared with 1993. Other than industrial customers, the increase is principally due to a 6% increase in consumption and a 2% increase in customers.

Operating Expense In 1995, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $417,000, about 3% in relation to operating margin. Administrative and general expenses and other operating expenses have generally increased in all classifications of expense. Contributing to such increase was an increase in payroll costs, expensing of overheads no longer appropriate to capitalize, an increase in property insurance premiums, an increase in pension expense, and fees for an electrical power study for the Fernandina Beach Division. Taxes other than income taxes decreased due principally to a reduction in ad valorem taxes.

In 1994, operating expenses, excluding cost of fuel and taxes based on revenues, increased $211,000 or almost 2% as a percent of operating margin. Expenses have generally increased in all operating areas and in all classifications of expense with taxes other than income taxes increasing $88,000.

Income taxes were provided for at approximately the same rate in both six-month periods. The difference between the periods in the apparent rate is due mainly to amortization of investment tax credits.

Interest expense increased in 1995 versus 1994 due principally to line of credit increases both in amounts outstanding and weighted average interest rates.

Cash Flows Net cash provided by operating activities decreased $3,391,000 due primarily to a decrease in environmental insurance settlement proceeds (included in deferred credits in the statements of cash flows), net of income taxes of $2,629,000, an increase of $1,231,000 in underrecovery of fuel costs in 1995 and an increase in accounts payable and accrued expenses of $789,000.











Three Months Ended June 30, 1995 Compared with Three Months Ended
June 30, 1994

Natural and Propane Gas Service   Total natural and propane gas service
operating margin increased $297,000 or 10% in 1995 as compared with 1994. Excluding propane gas operating margin and the natural gas operating margin of a municipal customer from total gas operating margin, remaining operating margin increased $295,000 or about 13% as compared with 1994. The improvement in operating margin is attributable principally to the interim increase in natural gas base rates, which was effective until May 5th and an approved final increase in base rates of $1,282,000 annually, which became effective May 6th.

Total natural and propane gas service operating margin decreased $132,000 or 4% in 1994 as compared with 1993. Excluding propane gas operating margin and the natural gas operating margin of a municipal customer from total gas operating margin, remaining operating margin decreased $61,000 or 3% as compared with 1993. Such remaining decrease is attributable principally to a 3% decrease in average natural gas consumption per customer resulting from a warmer winter season as compared with 1993. Correspondingly, propane gas operating margin also decreased $70,000 or 11%.

Electric Service In 1995, total electric service operating margin increased $69,000 or 3% as compared with 1994. Excluding the two industrial interruptible customers, operating margin increased $60,000 or 3% as compared with 1994. Other than industrial customers, the increase is principally due to a 2% increase in customers and a 5% increase in consumption.

Total electric service operating margin increased $174,000, about 9%, in 1994 as compared with 1993. Excluding the two industrial interruptible customers, operating margin increased $208,000, about 12%, as compared with 1993. The principal reasons for the increase are an approximate 2% increase in customers and an 4% increase in consumption.

Operating Expenses In 1995, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $224,000, about 4% in relation to operating margin. Administrative and general expenses and other operating expenses have generally increased in all classifications of expense. Refer to the discussion above for the major reasons contributing to such increase. Depreciation decreased in the natural gas divisions as a result of the final tariff rates going into effect on May 6th. Taxes other than income taxes decreased due principally to a reduction in ad valorem taxes.

In 1994, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $88,000, or 2% of operating margin. Expenses have generally increased in most operating areas and in all classifications of expense with maintenance expense accounting for most of the increase.

Income taxes were provided for at approximately the same rate in both six-month periods. The difference between the periods in the apparent rate is due mainly to amortization of investment tax credits.

Interest expense increased in 1995 versus 1994 due principally to line of credit increases both in amounts outstanding and weighted average interest rates.

PART II.

                             OTHER INFORMATION



Item 6.                                        Exhibits and reports on Form 8-K.

       (a)  None.

       (b)  Reports on Form 8-K:
            There were no reports on Form 8-K filed for the quarter ending June 30, 1995.

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


Date:  August 10, 1995