Form 10-Q
period 1995-09-30
FLORIDA PUBLIC UTILITIES CO
filed 1995-11-13
CIK 37643

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At October 31, 1995 there were 1,459,696 shares of $1.50 par value common stock outstanding.

















                      FLORIDA PUBLIC UTILITIES COMPANY
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               (in thousands)


                                          September 30,  December 31,
                                               1995          1994

ASSETS

Utility Plant                                  $99,962        $95,400
  Less accumulated depreciation and
    amortization                                33,708         31,687
      Net utility plant                         66,254         63,713

Current Assets
  Cash and cash equivalents                      2,518          2,840
  Accounts receivable - net                      6,809          6,017
  Inventories and prepayments                    3,225          2,963
      Total                                     12,552         11,820

Deferred Charges                                 1,031          1,048

Deferred Income Taxes and Regulatory
  Asset                                          5,999          5,700

      Total                                    $85,836        $82,281


CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity                  $23,075        $22,334
  Preferred stock                                  600            600
  Long-term debt                                23,500         23,500
      Total                                     47,175         46,434

Current Liabilities
  Notes payable                                  4,000          4,000
  Accounts payable                               4,273          3,918
  Taxes accrued                                  1,227            114
  Other                                          4,139          3,103
  Customer deposits                              3,514          3,502
  Long-term debt - current portion                                673
     Total                                      17,153         15,310

Deferred Credits                                 7,768          7,283

Deferred Income Taxes and Regulatory
  Liability                                     13,740         13,254

      Total                                    $85,836        $82,281



















                       FLORIDA PUBLIC UTILITIES COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (dollars in thousands, except per share data)



                           Three Months Ended             Nine Months Ended
                              September 30,                 September 30,
                            1995         1994              1995        1994

Revenues
  Gas                    $ 5,320      $ 5,326           $21,043     $19,904
  Electric                11,260        9,824            29,646      27,489
  Water                      443          421             1,230       1,163
    Total revenues        17,023       15,571            51,919      48,556

Cost of Fuel and Taxes
  Based on Revenues       11,043       10,175            33,019      31,193

Operating Margin           5,980        5,396            18,900      17,363

Operating Expenses
  Operations               3,435        3,276            10,067       9,473
  Depreciation               930          925             2,760       2,742
  Taxes other than
    income taxes             399          406             1,200       1,238
  Income taxes               181           18             1,008         632
    Total operating
      expenses             4,945        4,625            15,035      14,085

Operating Income           1,035          771             3,865       3,278

Interest Expense            (689)        (664)           (2,074)     (2,005)
Other Income (Expense)         7           (4)               28          25

Net Income                   353          103             1,819       1,298
referred Stock Dividends       7            7                21          21

Earnings for Common Stock $  346      $    96           $ 1,798     $ 1,277

Earnings per Common Share $  .24      $   .07           $  1.24     $   .89

Dividends per Common Share $ .29      $   .29           $   .58     $   .58

Weighted Average Common
  Shares Outstanding   1,457,949    1,438,255         1,453,283   1,432,976


























                      FLORIDA PUBLIC UTILITIES COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                              (in thousands)

                                                      Nine Months Ended
                                                        September 30,
                                                     1995           1994
Cash Flows from Operating Activities
  Net income                                      $ 1,819        $ 1,298
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                    2,760          2,742
    Other                                             353            (83)
  Changes in operating assets and liabilities
    Accounts receivable                              (889)           911
    Inventories and prepayments                      (262)          (154)
    Accounts payable and accrued expenses           2,514            132
    Environmental insurance proceeds                  715          3,160
    Over/(under) recovery of fuel costs              (253)         1,100
    Other                                            (153)           125

    Net cash provided by operating activities       6,604          9,231

Cash Flows from Investing Activities
  Construction expenditures                        (5,292)        (4,515)
  Customer advances for construction                  113            178

    Net cash used by investing activities          (5,179)        (4,337)

Cash Flows from Financing Activities
  Short-term borrowings                             4,750          2,750
  Repayment of short-term borrowings               (4,750)        (4,750)
  Repayment of long-term debt                        (673)           (28)
  Dividends paid                                   (1,281)        (1,673)
  Other                                               207            301

    Net cash used by financing activities          (1,747)        (3,400)

Net Increase (Decrease) in Cash
  and Cash Equivalents                               (322)         1,494

Cash and Cash Equivalents at Beginning
  of Period                                         2,840            846

Cash and Cash Equivalents at End of Period        $ 2,518        $ 2,340

























                      FLORIDA PUBLIC UTILITIES COMPANY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1995

1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. The results of operations are not necessarily indicative of the results expected for the full year.

2. The First Mortgage Bond indentures provide for restrictions on the payment of cash dividends. At September 30, 1995, under the most restrictive provision, approximately $3,400,000 of retained earnings were unrestricted.












                      FLORIDA PUBLIC UTILITIES COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             September 30, 1995



Financial Condition The Company has a $15,000,000 line of credit with its primary bank of which $4,000,000 is outstanding at September 30, 1995. The line provides for interest at LIBOR plus one-half percent. The Company is approved by the Florida Public Service Commission to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

Overview The Company is organized into three business segments, natural and propane gas, electric and water. The gas and electric segments aggregate approximately 94% of total operating margin.

Contributing to variations in operating margins are the effects of seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to central and southern Florida during the winter season.

Summary of Operating Margins
  (in thousands)

                                     Nine Months Ended September 30,
                                  1995            1994            1993
Natural and Propane Gas
  Operating margin             $10,831         $ 9,746         $ 9,707
  Less propane                   1,905           1,901           1,937
  Remainder                    $ 8,926         $ 7,845         $ 7,770

Electric
  Operating margin             $ 6,894         $ 6,507          $6,095
  Less industrial interruptible    462             427             430
  Remainder                    $ 6,432         $ 6,080         $ 5,665



                                     Three Months Ended September 30,
                                  1995            1994            1993
Natural and Propane Gas
  Operating margin             $ 3,027         $ 2,658         $ 2,603
  Less propane                     464             463             469
  Remainder                    $ 2,563         $ 2,195         $ 2,134

Electric
  Operating margin             $ 2,529         $ 2,336          $2,313
  Less industrial interruptible    154             135             137
  Remainder                    $ 2,375         $ 2,201         $ 2,176


Operating Margin Operating margin, defined as gross operating revenues less cost of fuel and taxes passed-through to customers which are based on revenues, provides a more meaningful basis for evaluating utility operations since fuel costs and taxes passed-through to customers have no effect on results of operations.












Nine Months Ended September 30, 1995 Compared With Nine Months Ended September 30, 1994

Natural and Propane Gas Service Total natural and propane gas service operating margin increased $1,085,000 or about 11% in 1995 as compared with 1994. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $1,081,000 or about 14% as compared with 1994. Such increase in remaining operating margin is attributable principally to cooler weather in the first quarter of 1995 as compared with 1994 and the interim increase in natural gas base rates, which was effective from late 1994 until May 5th and an approved final increase in base rates of $1,282,000 annually, which became effective May 6th.

Total natural and propane gas service operating margin increased $39,000 in 1994 as compared with 1993. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $75,000 as compared with 1993. Propane gas operating margin decreased $36,000 or about 2%.

Electric Service In 1995, total electric service operating margin increased $387,000 or about 6% as compared with 1994. Excluding the two industrial interruptible customers, remaining operating margin increased $352,000 or approximately 6%. Other than industrial customers, the increase is due principally to a 2% increase in customers and an increase of about 4% in consumption.

Total electric service operating margin increased $412,000 or about 7% in 1994 as compared with 1993. Excluding the two industrial interruptible customers, operating margin increased $415,000 or about 7% in 1994 as compared with 1993. Other than industrial customers, the increase is due principally to a slight increase in consumption and a 2% increase in customers.

Operating Expenses In 1995, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $573,000, about 3% in relation to operating margin. Contributing to the increase was payroll costs, expensing of overheads no longer appropriate to capitalize, an increase in property insurance premiums, an increase in pension expense, an increase in maintenance costs and fees for an electrical power study for the Fernandina Beach Division. Taxes other than income taxes decreased due principally to reduced ad valorem taxes.

In 1994, operating expenses, excluding cost of fuel and taxes based on revenues, increased $493,000 or almost 3% as a percent of operating margin. Expenses have generally increased in all operating areas and classifications of expense with taxes other than income taxes increasing 9% or $98,000.

Income taxes are computed on taxable income at approximately the same rate in both nine-month periods and are reduced by amortization of investment tax credits, which is approximately the same amount in each nine-month reporting period. As the tax provision increases or decreases, the amortization of investment tax credits varies as a percent of the provision, thus causing a fluctuation in the tax provision in relation to pretax income.

Interest expense increased in 1995 versus 1994 due principally to line of credit increases both in amounts outstanding and weighted average interest rates.

Cash Flows Net cash provided by operating activities decreased $2,627,000 primarily due to a decrease in environmental insurance settlement proceeds (net of income taxes of $2,629,000), a decrease of $1,353,000 in overrecovery of fuel costs in 1995 and an increase in accounts payable and accrued expenses of $2,382,000.













Three Months Ended September 30, 1995 Compared with Three Months Ended September 30, 1994

Natural and Propane Gas Service   Total natural and propane gas service
operating margin increased $369,000 or 14% in 1995 as compared with 1994. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $368,000 or about 17% as compared with 1994. The improvement in operating margin is attributable principally to the approved final increase in natural gas base rates of $1,282,000 annually, which became effective May 6th.

Total natural and propane gas service operating margin increased $55,000 or 2% in 1994 as compared with 1993. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $61,000 or 3% as compared with 1993. Such increase is attributable principally to a 5% increase in average natural gas consumption per customer as compared with 1993. Propane gas operating margin decreased $6,000 or 1%.

Electric Service In 1995, total electric service operating margin increased $193,000 or 8% as compared with 1994. Excluding the two industrial interruptible customers, operating margin increased $174,000 or 8% as compared with 1994. Other than industrial customers, the increase is due principally to a 2% increase in customers and a 9% increase in the average consumption per customer.

Total electric service operating margin increased $23,000 in 1994 as compared with 1993. Excluding the two industrial interruptible customers, operating margin increased $25,000 as compared with 1993. The principal reason for the increase is an approximate 2% increase in customers.

Operating Expenses In 1995, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $157,000, about 3% in relation to operating margin. Refer to the Operating Expenses discussion above for the major reasons contributing to such increase. Taxes other than income taxes decreased due principally to reduced ad valorem taxes.

In 1994, operating expenses, excluding cost of fuel and taxes passed-through to customers increased $282,000, or 5% of operating margin. Expenses have generally increased in all operating areas and classifications of expense.

Income taxes are computed on taxable income, at approximately the same rate in both three-month periods and are reduced by amortization of investment tax credits, which is approximately the same amount in each three-month reporting period. As the tax provision increases or decreases, the amortization of investment tax credits varies as a percent of the provision, thus causing a fluctuation in the tax provision in relation to pretax income.

Interest expense increased in 1995 versus 1994 due principally to line of credit increases both in amounts outstanding and weighted average interest rates.


PART II.

                            OTHER INFORMATION



Item 6. Exhibits and reports on Form 8-K.

        (a)  None.

        (b)  Reports on Form 8-K:
              There were no reports on Form 8-K filed for the quarter ending September 30, 1995.

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


Date: November 8, 1995