Form 10-K405
period 1995-12-31
FLORIDA PUBLIC UTILITIES CO
filed 1996-03-25
CIK 37643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549

                                   FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                   For the fiscal year ended December 31, 1995

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


                           (continued)

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.[X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on March 15, 1996, was $28,740,400.

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

                       APPLICABLE ONLY TO CORPORATE REGISTRANTS

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At March 15, 1996, there were 1,464,479 common shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy statement for the Annual Meeting of Common Stockholders, April 16, 1996. (Part III)






                                        PART I


Item 1.  Business
   General
   The Company was incorporated on April 29, 1925 under the 1925 Florida Corporation Law and is continuing its corporate existence pursuant to such law and its Certificate of Reincorporation, as amended. The Company is a public utility regulated by the Florida Public Service Commission (except for propane gas service)and provides natural and propane gas service, electric service and water service to consumers in Florida. The Company is comprised of the following four divisions and number of customers as of December 31, 1995: (1) West Palm Beach, located in southeast Florida, serves natural gas to 27,003 customers and propane gas to 5,555 customers;
   (2) Mid-Florida, consisting of the Sanford and DeLand districts, serves 7,612 natural gas customers and 4,396 propane customers; (3) Marianna, located in the Florida panhandle, provides electricity to 11,544 customers; (4) Fernandina Beach, located in extreme northeast Florida, serves 11,234 electric customers and 5,629 water customers. The economies of West Palm Beach, Sanford, and DeLand rely somewhat on the migration of winter residents and tourists during the winter season. Agriculture and citrus processing, together with light industry, provide year-round stability. Marianna's economy is predominantly agricultural including peanuts, soy beans, corn, pork and beef. The area has many small industries. Fernandina's economy is centered around two large paper mills; ITT Rayonier, Inc. and Container Corporation of America. The beach area, Amelia Island, is noted for its fine beaches and resort amenities.

   The population by counties, as estimated by the University of Florida's Bureau of Economic and Business Research, in which the service areas are located, as of April 1, 1995, is as follows:

         West Palm Beach  (Palm Beach County)                   963,000
         Sanford          (Seminole County)                     324,000
         DeLand           (Volusia County)                      403,000
         Marianna         (Jackson, Calhoun & Liberty Counties)  65,000
         Fernandina Beach (Nassau County)                        49,000

   In Fernandina Beach, two large paper mills accounted for 14.1% of total 1995 electric division operating revenues and 7.8% of the Company's total operating revenues. However, such mills accounted for 6.6% of total 1995 electric division operating margin and 2.3% of the Company's total operating margin.


   Sources of Gas and Electricity
   Natural Gas
   The Company receives its total supply of natural gas at ten City Gate Stations connected to Florida Gas Transmission Company's (FGT) pipeline system. FGT is the only natural gas pipeline serving peninsular Florida and is under the jurisdiction of the Federal Energy Regulatory Commission
   (FERC). The Company utilizes FGT solely as a transporter of natural gas. All gas supplies for the Company's traditional sales markets are independently procured by the Company through gas marketers, aggregators and producers. The Company's transportation customers are responsible for obtaining their own gas supplies and arranging for pipeline transportation.

  During 1995 the Company has been actively involved in FGT's Operating Committee and Spin-Down filing. Each pipeline shipper, including FGT, has the right to representation on FGT's Operating Committee. This committee has been successful in cooperatively formulating solutions to improve the physical operations of the pipeline. The Company's participation in this committee is a litigation costs reduction measure. It also encourages more timely resolution of shipper and pipeline concerns.

  FGT's Spin-Down filing would permit the pipeline to sell-off their southern most production facilities in West Texas. If FERC approves the Spin-Down, FGT's customers would have to negotiate contracts for transportation on a "new" upstream pipeline for certain gas supplies purchased in south Texas. This will affect all gas entering the pipeline in Starr and Hidalgo Counties, northward to central Nueces County in Texas.

  FGT completed construction of their Phase III expansion during 1995. FGT estimated this expansion program has cost approximately $900 million. With Phase III in service, FGT now has a total deliverability of 1.4 billion cubic feet per day of natural gas within the state of Florida. Participation in the Phase III expansion insured the Company sufficient pipeline capacity to serve our growing market well into the next century.

  Over the last five years the Company has gained valuable experience contracting for gas supplies directly with marketers and producers while contracting for transportation services from FGT. This experience appropriately postures the Company to be most effective in operating under Order 636. The Company has lowered its fuel cost substantially by purchasing its gas supplies from sources other than FGT. All fuel cost savings are passed through to the Company's customers by a required purchase gas adjustment.

  The Company has actively reduced its demand charges for pipeline capacity by temporarily "subletting" unused contracted capacity to other shippers on FGT's system. For the period October 1991 through December 1995, the Company has had one of the lowest average purchase gas costs of all the local distribution companies regulated by the Florida Public Service Commission(FPSC).

  The Company has become very active in Off-System Sales after receiving appropriate tariff approval from the FPSC. Off-System Sales allow the Company to broaden its market to include any customer within the state of Florida who currently uses natural gas. Off-System Sales have been negotiated between the Company and national marketers, electric generators, other gas distributors and agricultural firms. The tariff permits Off-System profits to be shared by the Company and its customers. The Company will continue to explore every future potential opportunity to keep its total cost of gas as low as possible.

  Installation of System Control and Data Acquisition terminals at our interruptible sales and transportation customers' sites has been completed. These terminals effectively allow the Company to closely monitor the customers' gas usage and avoid high pipeline penalties.


  Electric Power
  The Company purchases most of its power requirements at wholesale rates from two nearby generating utilities. Less than 2% of the Company's requirements are purchased on an "as available" basis from a self generating paper mill.

  In the Fernandina Beach division, electric power is purchased from the Jacksonville Electric Authority (JEA), a municipally owned electric utility that serves the greater Jacksonville, Florida area. In 1995, total purchases from JEA were 335,339 MWH with an average cost of 4.91 cents per KWH.

  An economic study of future power supply options for the Fernandina Beach division was completed in late 1995. The study evaluated proposals from four power supply sources. The Company concluded that continuing with the JEA until 2002 would be the most cost effective option. JEA's proposal will reduce future purchased power costs.

  Electric supply requirements for the Marianna division are purchased from Gulf Power Company at five delivery points. Wholesale tariffs of Gulf Power, an operating subsidiary of The Southern Company, are regulated by FERC. Purchases from Gulf Power in 1995 amounted to 286,696 MWH at an average cost of 4.32 cents per KWH. The Company plans to evaluate power supply options for the Marianna division in 1996.

  The following table sets forth the revenues, operating profit and identifiable assets of each of the Company's business segments.
  (See "Segment Information" in the Notes to Financial Statements.)

                                  1995      1994       1993

                                      (in thousands)
         Revenues
         Natural gas            $25,231   $20,768   $22,414
         Electric                38,370    36,070    38,307
         Water                    1,596     1,516     1,504
         Propane gas              4,135     4,046     4,359

         Operating profit
         Natural gas              2,902     1,786     1,916
         Electric                 3,078     2,946     2,750
         Water                      328       378       352
         Propane gas                212       180       329

         Identifiable assets
         Natural gas             32,115    29,093    28,500
         Electric                32,155    31,189    30,512
         Water                    4,508     4,721     4,696
         Propane gas              5,866     5,746     5,759

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

  Employees
  On December 31, 1995 the Company had 298 employees, of whom approximately 110 were covered under union contracts with two labor unions, the International Brotherhood of Electri cal Workers and the International Chemical Workers Union. The Company does not engage in research activities. 110 were covered under union contracts with two labor unions, the International Brotherhood of Electrical Workers and the International Chemical Workers Union. The Company does not engage in research activities.

  Competition
  Generally, in municipalities and other areas where the Company provides natural gas, electric and water services, no other utility directly renders such service.

Item 2.   Properties

   The Company's properties consist primarily of distribution systems and related facilities. At December 31, 1995 the Company owned 22 miles of electric transmission lines and 986 miles of electric distribution lines. The gas properties distribute gas through 995 miles of 3" equivalent gas main. The water property consists of deep wells, pumping equipment, water treatment facilities and a distribution system. The propane gas systems operated by the Company's subsidiary have bulk storage facilities and tank installations on the customers' premises.

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

Item 4.   Submission of Matters to a Vote of Security Holders

   None.




                                  PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

  The Company's common shares are traded on the American Stock Exchange under the symbol FPU.


                                 1995                1994
                            Low        High      Low        High
     STOCK PRICES
        Quarter ended
         March 31           $16.00 - $20.00      $17.25 - $18.88
         June 30             16.63 -  18.75       16.88 -  18.13
         September 30        17.13 -  19.13       17.00 -  18.13
         December 31         17.63 -  19.38       15.75 -  17.25
     DIVIDENDS PAID
        January 1                 $.29                 $.28
        April 1                    .29                  .29
        July 1                     .29                  .29
        October 1                  .29                  .29


         At March 15, 1996, there were 1,298 holders of record of the Registrant's Common Stock.

         See "Capitalization, Long-Term Debt" in the Notes to Financial Statement for information concerning restriction on the payment of cash dividends.

Item 6.  Selected Financial Data (in thousands, except per share data)

                                            Years Ended December 31,


                                      1995    1994    1993    1992    1991

           Revenues                $69,332 $62,400 $66,384 $67,049 $62,887
           Operating margin         25,401  23,163  22,611  22,126  21,253
           Net income                2,438   1,717   1,751   1,843   1,597
           Earnings per common share  1.66    1.18    1.22    1.47    1.43
           Dividends per common share 1.16    1.16    1.12    1.08    1.00
           Total assets             85,240  82,281  78,035  71,195  68,955
           Utility plant - net      66,278  63,713  61,567  59,746  57,335
           Current debt              5,600   4,673   4,028     737  12,051
           Long-term debt           23,500  23,500  24,173  25,818  18,555
           Common shareholders'
            equity                 23,302  22,334  21,961  21,483  15,151


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

   RESULTS OF OPERATIONS

   Overview The Company is organized into three regulated business segments, natural gas, electric and water and one non-regulated segment, propane gas. The gas and electric segments aggregate approximately 94% of total operating margin.

   Contributing to variations in operating margins are the effects of seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to central and southern Florida during the winter season.

   From the Florida Public Service Commission (FPSC) perspective, the Company operates four distinct "entities", i.e., Marianna electric, Fernandina Beach electric, Fernandina Beach water and natural gas, consisting of Palm Beach County, Sanford and DeLand. The Company received a rate increase for its natural gas operations, which became effective May 1995. The Marianna electric division received a rate increase which became effective February 1994. The Fernandina Beach electric division received a rate increase which became effective February 1989. The Company receives an increase each year for its water operation through a price index mechanism provided by the FPSC. The Company does not anticipate a need to file for a rate increase in any of its regulated operations in the foreseeable future. See "Rate Matters" in the Notes to Financial Statements (Notes).

   Summary of Operating Margins
   (in thousands)
                                            1995      1994      1993
   Natural and Propane Gas
     Operating margin                    $14,865   $13,142   $13,160
     Less propane                          2,488     2,457     2,534
     Remainder                           $12,377   $10,685   $10,626

   Electric
     Operating margin                     $9,013    $8,573    $8,015
     Less industrial interruptible           594       596       582
     Remainder                           $ 8,419   $ 7,977   $ 7,433


   Operating Margin Operating margin, defined as gross operating revenues less cost of fuel and taxes passed-through to customers which are based on revenues, provides a more meaningful basis for evaluating utility operations since fuel costs and taxes passed-through to customers have no effect on results of operations.

   Natural and Propane Gas Service Total natural and propane gas service operating margin increased $1,723,000, or 13% in 1995 as compared with 1994. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $1,692,000 or 16% in 1995 as compared with 1994. The increase in natural gas operating margin is principally due to an approximate $800,000 of the approved interim increase in base rates effective until May 5, 1995 and the final increase in base rates effective May 6 and a 10% increase in consumption, due mainly to significantly colder weather in 1995 when compared to last year. Propane gas operating margin increased $31,000, about 1%. The effect of the December cold weather on propane gas operating margins will not be realized until January 1996 as consumption is not known until the meters are read and the tanks are filled.

   Total natural and propane gas service operating margin was virtually unchanged in 1994 as compared with 1993. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $59,000 or about one-half percent over 1993. Propane gas operating margin decreased $77,000, or 3%, due to an approximate one-half percent decrease in customers and an approximate 7% decrease in average consumption per customer. The decrease in consumption was partially offset by an approximate 5% increase in the price of propane gas sold.

   In 1995, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $575,000,about 4% in relation to operating margin. Operating expenses have increased due to inflationary pressures, in all classifications of expense with payroll and related costs, property insurance premiums, pension expense and maintenance costs accounting for most of the increase.


   In 1994, operating expenses increased $261,000, about 2% in relation to operating margin. Operating expenses have generally increased due to inflationary pressures in all classifications of expense with payroll and related costs and depreciation accounting for most of the increase. Such increase is partially offset by a decrease in FPSC related administrative expenses.

   Electric Service  Total electric service operating margin increased
   $440,000, about 5% in 1995, as compared with 1994. Affecting the comparison of operating margins are two industrial interruptible customers. Excluding these customers, operating margin increased $442,000, less than 6%. Other than industrial customers, the increase in operating margin is principally due to a 2% growth in customers and a 6% increase in average consumption per customer. Such increase in average consumption is more than the historical increase, most likely resulting from the colder weather in December.

   In 1994, operating margin increased $558,000 or about 7% as compared with 1993. Excluding two industrial interruptible customers, operating margin increased $544,000, or approximately 7%. Other than the industrial customers, the increase in operating margin is affected by a 2% increase in customers, a 2% decrease in average consumption per customer and an approximate 8% increase in the price of MWH sold. Such increase is due to the permanent rate increase in the Marianna division that went into effect February 1994.

   In 1995, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $308,000, about 3% in relation to operating margin. Operating expenses have increased due to inflationary pressures in all classifications of expense with payroll and related costs, expensing of overheads no longer appropriate to capitalize, property insurance premiums, pension expense, maintenance costs and fees for an electrical power study for the Fernandina Beach Division accounting for most of the increase.

   In 1994, operating expenses increased $362,000, about 4% in relation to operating margin. Operating expenses have generally increased due to inflationary pressures in all classifications of expense. The major reasons for the increase in expenses are the FPSC disallowance of capitalizing over-heads beginning in 1994, the establishment of a storm damage reserve in the Marianna division beginning in 1994 and increased maintenance and depreciation costs.

   Interest Charges Interest charges consist of interest on bonds, short-term borrowings and customer deposits. The primary factor causing interest amounts to fluctuate are increases in amounts borrowed under the line of credit and related interest rate changes. See "Notes Payable" and "Capi-talization, Financing Transactions" in the Notes for additional informa-tion.

   LIQUIDITY AND CAPITAL RESOURCES

   Cash Flows Net cash provided by operating activities decreased $2,031,000 during 1995, primarily due to a decrease in insurance settlement proceeds of $1,985,000 and the cold weather in December 1995. Contributing to increases in accounts receivable, accounts payable, and under recovery of fuel costs were increased consumption due to the cold weather and greater natural gas prices.

   Cash used in investing activities usually fluctuates within a narrow range as construction expenditures are typically $5.5 to $6.0 million per year. However, in 1995 the Company moved the amount held in escrow for environmental costs from overnight investments to various high quality instruments extending to 2002.

   Cash used by financing activities decreased from 1994 principally because short-term borrowings increased $1,600,000 and $673,000 of long-term debt was repaid.

   Capital Resources The Company has historically replaced short-term borrowings when the outstanding amount was large enough to make a sale of bonds economically feasible and when long-term interest rates appear at-tractive.

   The Company has a $15,000,000 line of credit with its primary bank of which $5,600,000 is outstanding at December 31, 1995. The line provides for interest at LIBOR plus one-half percent. The Company is approved by the Florida Public Service Commission to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

   The Company usually has no material commitments for construction expenditures; however, the Company started construction of the addition to the general office building in February 1996. The total cost will be approximately $1.5 million. Historically, capital expenditures have averaged $5.7 million over the past five years. Capital expenditures for 1996 have been budgeted for $9,255,000; however, while the actual amount expended for construction is influenced by many factors, the Company anticipates that expenditures for 1996, excluding the general office addition, will not be significantly different from those amounts historically incurred. For additional information see "Notes Payable" and "Capitalization" in the Notes.

   The Company anticipates that its future construction expenditures and commitments are likely to require additional debt and/or equity financing.

   Issuance of Additional Bonds The Company's 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property. At December 31, 1995, such calculation would permit the issuance of approximately $30,000,000 of additional bonds.

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

   Postretirement Benefits As discussed more fully in the Notes, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers Accounting for Postretirement Benefits other than Pensions" in the first quarter of 1993. The Company estimates the cost for 1996 at $192,000, of which the Company estimates it will recover substantially all of such amount from its customers through rates. The Company is not funding these benefit costs and it has historically accounted for such costs on the pay-as-you go (cash) method. The actual cash outlay for such benefits in 1995 was $27,000.

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







INDEPENDENT AUDITORS' REPORT

   To the Directors and Shareholders
   of Florida Public Utilities Company:

   We have audited the accompanying consolidated balance sheets and statements of capitalization of Florida Public Utilities Company and its wholly-owned subsidiary, Flo-Gas Corporation, as of December 31, 1995 and 1994, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Public Utilities Company and its wholly-owned subsidiary, Flo-Gas Corporation, at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.








   DELOITTE & TOUCHE LLP
   Certified Public Accountants
   West Palm Beach, Florida
   February 16, 1996


Item 8.   Financial Statements and Supplementary Data

   CONSOLIDATED STATEMENTS OF INCOME
   (dollars in thousands, except per share data)

                                                 Years Ended December 31

                                                1995      1994       1993

   Revenues                                  $69,332   $62,400   $66,584
   Cost of fuel and taxes based on revenues   43,931    39,237    43,973

   Operating Margin                           25,401    23,163    22,611

   Operating Expenses
    Operations                                11,196    10,480    10,113
    Maintenance                                2,409     2,193     2,104
    Depreciation and amortization              3,694     3,672     3,533
    Taxes other than income taxes              1,582     1,528     1,514
    Income taxes                               1,356       943       867
      Total operating expenses                20,237    18,816    18,131

   Operating Income                            5,164     4,347     4,480

   Interest Charges and Other
    Long-term debt                             2,248     2,268     2,348
    Short-term borrowings                        273       146        61
    Customer deposits and other interest         246       255       279
    Other-net                                    (41)      (39)       41
        Total interest charges and other       2,726     2,630     2,729

   Net Income                                  2,438     1,717     1,751

   Preferred Stock Dividends                      29        29        29

   Earnings for Common Stock                 $ 2,409   $ 1,688   $ 1,722

   Earnings Per Common Share                 $  1.66   $  1.18   $  1.22

   Dividends Per Common Share                   1.16      1.16      1.12

   Average Shares Outstanding              1,454,986 1,435,280 1,416,476


See Notes to Financial Statements.


CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                     December 31,
ASSETS                                            1995          1994
Utility Plant
  Electric                                     $42,975       $40,826
  Natural gas                                   42,576        39,846
  Water                                          6,083         6,110
  Propane gas                                    6,997         6,831
  Common                                         2,027         1,787
     Total                                     100,658        95,400
  Less accumulated depreciation                 34,380        31,687
     Net utility plant                          66,278        63,713

Current Assets
  Cash and overnight investments                   270           848
  Investments held in escrow for
    environmental costs                                        1,992
  Accounts receivable                            7,382         6,102
  Less allowance for uncollectible accounts        (86)          (85)
  Inventories (at average or unit cost)          2,351         2,131
  Prepayments and deferrals                        804           832
     Total current assets                       10,721        11,820

Other Assets
 Investments held in escrow for
   environmental costs                           2,737
 Deferred income taxes                           2,453         2,154
 Regulatory asset                                1,841         3,546
 Defered charges                                 1,210         1,048
   Total other assets                            8,241         6,748
 Total                                         $85,240       $82,281


CAPITALIZATION AND LIABILITIES
Capitalization
  Common shareholders' equity                  $23,302       $22,334
  Preferred stock                                  600           600
  Long-term debt                                23,500        23,500
     Total capitalization                       47,402        46,434

Current Liabilities
  Notes payable                                  5,600         4,000
  Accounts payable                               5,660         3,918
  Dividends declared                               431           425
  Taxes accrued                                    309           114
  Interest accrued                                 549           538
  Tax collections payable                          653           522
  Insurance accrued                              1,442         1,081
  Other                                            652           537
  Customer deposits                              3,550         3,502
  Current maturities of long-term debt                           673
     Total current liabilities                  18,846        15,310

Deferred Credits
  Customer advances for construction               809         1,128
  Unamortized investment tax credits             1,582         1,703
  Environmental insurance proceeds               4,386         3,185
  Over recovery of fuel costs                                  1,267
     Total deferred credits                      6,777         7,283

Regulatory Liability                             9,317        10,242
Deferred Income Taxes                            2,898         3,012

Commitments and Contingencies

     Total                                     $85,240       $82,281
See Notes to Financial Statements.


CONSOLIDATED STATEMENTS OF CAPITALIZATION
(dollars in thousands)
                                                     December 31,
                                                    1995       1994
Common Shareholders' Equity
  Common stock, $1.50 par value, authorized
    2,000,000 shares; issued 1,577,782 shares
    in 1995; 1,567,119 shares in 1994            $ 2,367    $ 2,351
  Paid-in capital                                 10,797     10,597
  Retained earnings                               12,191     11,469
  Treasury stock - at cost (117,686 shares 1995;
    121,860 shares 1994)                          (2,053)    (2,083)
    Total common shareholders' equity             23,302     22,334

Preferred Stock
  4 3/4% Series A, $100 par value, redemption
    price $106.00, authorized and outstanding
    6,000 shares                                     600        600

Long-Term Debt
  First mortgage bonds
    Series
     9.57% due 2018                               10,000     10,000
     10.03% due 2018                               5,500      5,500
     9.08% due 2022                                8,000      8,000
     Total long-term debt                         23,500     23,500

Total Capitalization                             $47,402    $46,434


CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(in thousands)
                       Common Stock
                              Aggregate Paid-in Retained  Treasury Stock
                      Shares  Par Value Capital Earnings  Shares     Cost
Balance,
 December 31, 1992  1,540,251   $2,311  $10,021 $11,309   132,421  $(2,158)
Net income                                        1,751
Dividends                                        (1,615)
Stock plans            11,938       18      288            (5,099)      36
Balance,
 December 31, 1993  1,552,189    2,329   10,309  11,445   127,322   (2,122)
Net income                                        1,717
Dividends                                        (1,693)
Stock plans            14,930       22      288            (5,462)      39
Balance,
 December 31, 1994  1,567,119    2,351   10,597  11,469   121,860   (2,083)
Net income                                        2,438
Dividends                                        (1,716)
Stock plans            10,663       16      200            (4,174)      30
Balance,
 December 31, 1995  1,577,782   $2,367  $10,797 $12,191   117,686  $(2,053)

See Notes to Financial Statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                           Years Ended December 31,
                                           1995       1994     1993
Cash Flows from Operating Activities
  Net income                            $ 2,438    $ 1,717  $ 1,751
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation                          3,694      3,672    3,533
    Doubtful accounts                       116         91      139
    Deferred income taxes                   367       (611)     378
    Investment tax credits                 (121)      (109)    (107)
    Other                                   222         83       37
  Changes in operating assets and
    liabilities:
    Accounts receivable                  (1,396)       579     (615)
    Inventories and prepayments            (192)       (97)      59
    Accounts payable and accrued expenses 2,606       (329)    (289)
    Environmental insurance proceeds      1,201      3,185
    Over/(under) recovery of fuel costs  (1,400)     1,092        6
    Other                                  (110)       183      (51)
     Net cash provided by operating
     activities                           7,425      9,456    4,841

Cash Flows from Investing Activities
  Construction expenditures              (6,401)    (5,938)  (5,379)
  Customer advances for construction       (319)      (172)    (158)
  Purchase of long-term investments      (2,737)
     Net cash used by investing
     activities                          (9,457)    (6,110)  (5,537)

Cash Flows from Financing Activities
  Short-term borrowings                   7,950      4,750    4,000
  Repayments of short-term borrowings    (6,350)    (4,750)
  Repayments of long-term debt             (673)       (28)  (2,354)
  Proceeds from common stock plans          246        349      341
  Dividends paid                         (1,711)    (1,673)  (1,596)
     Net cash provided (used) by
     financing activities                  (538)    (1,352)     391

Net Increase (Decrease) in Cash and
  Overnight Investments                  (2,570)     1,994     (305)
Cash and Overnight Investments
  at Beginning of Year                    2,840        846    1,151
Cash and Overnight Investments
  at End of Year                        $   270    $ 2,840  $   846

Supplemental Cash Flow Information
  Cash was paid during the years as follows:
  Interest                              $ 2,511    $ 2,403  $ 2,646
  Income Taxes                            1,006      1,779      698

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

Accordingly, the Company has deferred certain costs, some of which are material and some of which are not, which are being amortized over various periods. Such costs relate to deferred income taxes, employees' postretirement benefits other than pensions, unamortized debt, and unamortized rate case expense. The Company believes that the FPSC will continue to allow the Company to recover its regulatory assets.

Revenues The Company records utility revenues as service is provided and bills its customers monthly on a cycle billing basis. Accordingly, at the end of each month, the Company accrues for estimated unbilled revenues.

The rates of the Company include base revenues, fuel adjustment charges and the pass through of certain governmental imposed taxes based on revenues. The base revenues are determined by the FPSC and remain constant until a request for an increase in such rates is filed and approved by the FPSC. From the FPSC perspective, the Company operates four distinct "entities", i.e., Marianna electric, Fernandina Beach electric, Fernandina Beach water, and natural gas, consisting of Palm Beach County, Sanford and DeLand. Thus, for the Company to recover through rate relief the effects of inflation for all such "entities", a request for an increase in base revenues would require the filing of four separate rate cases. At the present time, the Company does not have the resources to file more than one rate case per year. However, the FPSC allows for an annual automatic rate increase for water operations through the use of a price index. Fuel adjustment charges are estimated for customer billing purposes and any under/over-recovery difference between the incurred cost of fuel and estimated amounts billed to customers is deferred for future recovery or refund and either charged or credited to customers. Interest accrues on such under/over-recoveries and is included in the subsequent adjustment.

Consolidation The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Flo-Gas Corporation. All significant intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the prior years' financial statements and other financial information contained herein to conform with the 1995 presentation.

Utility Plant and Depreciation Utility plant is stated at original cost. The costs of additions to utility plant include contracted services, direct labor, materials and allowances for borrowed and equity funds used during construction. The costs of units of property retired are removed from utility plant, and such costs plus removal costs, less salvage, are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to operating expenses. Substantially all of the utility plant and the shares of Flo-Gas Corporation collateralize the Company's First Mortgage Bonds.

Depreciation is computed using the composite straight-line method at rates prescribed by the FPSC for financial accounting purposes. Such rates are based on estimated service lives of the various classes of property. Depreciation provisions on average depreciable property approximates 4.0% per year.

Income Taxes As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferred method to the liability method of accounting for income taxes. Under the liability method, the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities are reported as deferred taxes measured at currently enacted rates. In accordance with SFAS No. 109, an increase in the net accumulated deferred income tax liability and a corresponding regulatory asset were recognized on the accompanying consolidated balance sheets to give effect to temporary differences for which deferred taxes were not previously required to be provided under APB No. 11. Adoption of this standard had no effect on results of operations.

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

Use of Estimates Inherent in the accounting process is the use estimates when preparing financial statements in accordance with generally accepted accounting principals. Accordingly, the Company has used estimates in the preparation of its financial statements and the only such estimate that might result in a material change is the accrual for uninsured liability claims.
The Company is self-insured for the first $250,000 of each liability claim and therefore accrues for estimated losses occurring from both asserted and unasserted claims. The estimate for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The Company's portion of liability claims incurred for the ten year period ended in 1995 averaged approximately $95,000 per year and the accrual for such claims was approximately $425,000 at December 31, 1995. The Company believes that its accrual for potential liability claims is adequate in all material respects.

Notes Payable

The Company has a line of credit agreement with its primary bank providing for a $15,000,000 loan with interest at LIBOR plus one-half percent. $14,000,000 of such loan is available for general corporate purposes, with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division. At December 31, 1995 there was a balance outstanding of $5,600,000. The weighted-average interest rates for 1995 and 1994 were 6.6% and 6.6%, respectively.

Capitalization

Common Shares Reserved   The Company has reserved 35,068 common shares for
issuance under the Dividend Reinvestment Plan and 16,992 common shares for issuance under the Employee Stock Purchase Plan.

Dividend Restriction The Indenture of Mortgage and Deed of Trust and supplements thereto provide for restriction of the payment of cash dividends. At December 31, 1995 approximately $3,600,000 of retained earnings were free of such restriction.

Maturities of Long-Term Debt Sinking fund payments are scheduled to begin in 2008.

Rate Matters

On September 23, 1994, the Company filed a request with the FPSC for an increase in annual natural gas revenues of $2,079,000 and requested that the interim rates be put into effect pending final action on the permanent increase. In December 1994, the FPSC granted an interim rate increase of $387,000. The final order granting a permanent increase of $1,282,000 was effective May 6, 1995. The principal reasons for the increase in base rates were attributed to increased operating and plant replacement costs, a deteriorated return on the Company's investment and an aggressive marketing plan to attract new customers.

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

Following FPSC rules for water utilities, the Company in mid-1994 filed for and was granted a price index revenue increase in the Fernandina Beach water division. This increase, approximating $14,000 on an annual basis, was placed into effect on July 7, 1995. A similar price index filing is planned for 1996.


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

Business segment information for 1995, 1994 and 1993 is summarized as follows (in thousands):

                                                             NON-
                                      REGULATED           REGULATED
1995                         Gas  Electric  Water  Common  Propane Consolidated
Revenues                 $25,231  $38,370  $1,596  $       $4,135      $69,332

Operating profit           2,902    3,078     328             212        6,520

Identifiable assets       32,115   32,155   4,508  10,596   5,866       85,240

Depreciation               1,578    1,453     204     125     334        3,694

Construction expenditures  3,245    2,533     (17)    312     328        6,401



1994
Revenues                  20,768   36,070   1,516           4,046       62,400

Operating profit           1,786    2,946     378             180        5,290

Identifiable assets       29,093   31,189   4,721  11,532   5,746       82,281

Depreciation               1,566    1,449     190     141     326        3,672

Construction expenditures  2,617    2,400     195     351     375        5,938


1993
Revenues                  22,414   38,307   1,504           4,359       66,584

Operating profit           1,916    2,750     352             329        5,347

Identifiable assets       28,500   30,512   4,696   8,568   5,759       78,035

Depreciation               1,504    1,390     184     136     319        3,533

Construction expenditures  2,250    2,519      89     147     374        5,379



Income Taxes

The provision (credit) for income taxes consists of the following (in thousands):

                                       1995      1994      1993
Currently payable
 Federal                             $  871    $1,471    $  523
 State                                  239       192        73
                                      1,110     1,663       596
 Deferred
 Federal                                387      (574)      307
 State                                  (20)      (37)       71
                                        367      (611)      378

Investment tax credit                  (121)     (109)     (107)

Total                                $1,356     $ 943     $ 867


The difference between the effective income tax rate and the statutory federal income tax rate applied to pretax income is accounted for as follows (in thousands):

                                       1995      1994      1993
Federal income tax at
  statutory rate                     $1,298     $ 912     $ 881
Effect of state income
  taxes                                 219       155       144
Investment tax credit                  (121)     (109)     (107)
Other                                   (40)      (15)      (51)

Provision for income taxes           $1,356     $ 943     $ 867

The tax effects of temporary differences producing accumulated deferred income tax assets and liabilities in accordance with SFAS No. 109 as reflected in the accompanying consolidated balance sheets are as follows (in thousands):

Deferred tax assets                        1995        1994
   Environmental                        $ 1,689     $ 1,227
   Alternative minimum tax
     credit                                 428         656
   Other                                    336         271
     Total deferred tax assets          $ 2,453     $ 2,154
Deferred tax liabilities
   Utility plant related                $ 8,837     $ 9,766
   Other                                    480         476
     Total deferred tax
      liabilities                       $ 9,317     $10,242


Employee Benefit Plans

Pension Plan The Company has a noncontributory defined benefit pension plan covering substantially all its employees. The benefits are based on the employee's credited service and average compensation, generally during the last five years before retirement. The Company's policy is to fund pension costs in accordance with contribution guidelines established by The Employee Retirement Income Security Act of 1974. Plan assets consist of stocks, bonds and short-term investments.

The components of net pension income are as follows (in thousands):

                                       1995      1994      1993
Service cost                        $   513   $   473   $   445
Interest cost                           875       791       728
Actual return on assets              (4,499)      230    (2,791)
Net amortization and deferral         3,061    (1,644)    1,519
Net periodic pension income         $   (50)  $  (150)  $   (99)

The Plan's funded status of the plan at December 31, 1995 and 1994, is as follows (in thousands):
                                               1995        1994
Actuarial present value of benefit
   obligations:
   Vested benefit obligation              $ (10,289)   $ (9,098)
   Accumulated benefit obligation         $ (10,878)   $ (9,602)
   Projected benefit obligation            $(13,530)   $(12,206)
Plan assets at fair value                    21,790      18,060
Plan assets in excess of projected
   benefit obligation                         8,260       5,854
Unrecognized net gain                        (8,030)     (4,836)
Unrecognized prior service cost               1,354         699
Unrecognized net asset at January 1,
   1986 being recognized over 15 years         (916)     (1,100)
Prepaid pension cost                      $     668    $    617

Actuarial assumptions:
Discount rate                                   7%           7%
Rate of increase in future
  compensation levels                          5.5%          5.5%

Expected long-term rate of
 return on assets                               8%           8%


Health Plan The Company is principally self-insured for its employee and retiree medical insurance plan. The Company's health care liability under the plan is limited to $60,000 per individual per year, with a maximum total liability currently approximating $925,000.

A reserve for future benefit payments for active employees is maintained at a level sufficient to provide for estimated outstanding claims under the plan net of amounts contributed by employees. Net health care benefits paid by the Company for active employees were approximately $493,000, $622,000 and $548,000 for 1995, 1994 and 1993, respectively.

Other Postretirement Benefits As of January 1, 1993, the Company adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits other than Pensions". The Statement requires accrual of postretirement benefits during the years an employee provides service. The Company provides postretirement health care benefits for certain retired employees and their eligible dependents and reduced postretirement life insurance benefits for retired employees. The accumulated health care postretirement benefit obligation (transition obligation) under SFAS No. 106 is being amortized over 20 years beginning 1993. The Company estimates that it recovered approximately 93% from its customers through rates in 1995 and expects to recover about 93% in 1996. The Company is not accruing for reduced postretirement life insurance benefits as the actual outlay to the Company is offset by employee contributions.



The components of postretirement benefit costs are as follows (in thousands):

                                                 1995           1994
Service Cost                                    $  69           $ 65
Interest cost                                      76             80
Amortization of transition obligation              43             43
Return on plan assets                               0              0
Net amortization and deferral                       0              6
Periodic postretirement benefit cost             $188           $194

The Plan's funded status at December 31, 1995 and 1994, is as follows (in thousands):
                                                 1995           1994
Accumulated postretirement benefit
   obligation (APBO):
    Retirees                                    $(231)       $  (448)
    Fully eligible active plan participants      (108)           (48)
    Other active plan participants               (884)          (761)
    Total APBO                                 (1,223)        (1,257)
    Plan assets                                     0              0
    APBO less than plan assets                 (1,223)        (1,257)
    Unamortized transition obligation             730            772
    Unrecognized (gain) loss                       83            236
    Accrued post benefit obligation           $  (410)       $  (249)

The measurement of the APBO assumes a 7% discount rate and a health care cost trend rate of 10.4% in 1995 decreasing to 5.5% by the year 2007 and beyond. A one-percentage point increase in the assumed health care cost trend rate would increase the APBO by approximately 14% and the periodic cost by about 13%.

Employee Stock Purchase Plan The Company's Employee Stock Purchase Plan offers common stock at a discount to qualified employees. During 1995, 1994 and 1993, 3,774, 5,062, and 5,099 shares, respectively, were issued under the Plan for aggregate consideration of $55,000, $81,000 and $93,000, respectively.

Financial Instruments

In 1995, the Company adopted SFAS No. 107 - "Disclosures about Fair Value of Financial Instruments." The carrying amounts reported in the balance sheet for cash and overnight investments, investments held in escrow for environmental costs, notes payable, taxes accrued and other accrued liabilities approximate fair value. The Company does not enjoy a debt rating and therefore the Company has no reasonable way of estimating the current rate at which similar first mortgage bonds would be made to borrowers with similar debt ratings and maturities. However, the current bonds outstanding were issued in 1988 and 1992 and since that time interest rates have declined, and thus it is reason-able to assume that the fair value of existing first mortgage bonds would be more if the same bonds were issued today.

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

West Palm Beach Site The Company is currently conducting a contamination assessment investigation of a parcel of property owned by it in West Palm Beach, Florida. After a preliminary contamination assessment investigation indicated soil and groundwater impacts, the Company entered into a consent order with the FDEP. The consent order requires the Company to delineate the extent of soil and groundwater impacts associated with the prior operation of a gasification plant on the property and requires the Company to remediate any soil and groundwater impacts, if necessary. In June 1992, the FDEP approved the Company's proposed contamination assessment plan and the Company commenced the contamination assessment investigation. The Company completed the additional contamination assessment activities in December 1995, and submitted a report to FDEP summarizing the results of such activities. At present, the Company does not anticipate that additional assessment work will be required to be performed. Since the FDEP has not yet completed its review of the report, it is not possible to determine the complete extent or cost of remedial action, if any, which may be required. However, preliminary estimates from the Company's environmental consultant suggest that total contamination assessment and remediation costs for this site may reach approximately $3,250,000. Until the FDEP determines the contamination assessment investigation is completed, it is not possible at this time to determine when and how much of such costs the Company will have to pay. A portion of the on-site impacts on the site have been determined to be eligible for reimbursement from a state fund and the FDEP has determined that a portion of the work conducted off-site is eligible for reimbursement under state law. Due to the rate relief granted to the Company for environmental costs and insurance settlement proceeds for environ-mental costs received by the Company which are being held in escrow, as well as the potential for reimbursement from the state for a portion of the assessment and remediation, the Company believes that it will not incur material future expenditures to achieve compliance for this site with existing environmental laws and regulations.

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

In 1992, the Company brought suit in federal court in Orlando against former owners and operators of the gasification plant to seek recovery of the Company's compliance costs at this property. The Company later entered into a cost sharing agreement with four former owners/operators of the gasification plant. Under that agreement, the parties agreed to share equally in the cost of the contamination assessment investigation of the property. The Company dismissed the cost recovery action in 1995.

The initial contamination assessment investigation was completed and a Contamination Assessment Report (CAR) was delivered to FDEP on February 4, 1994. In April 1995, FDEP provided the parties with its response to the CAR requiring additional soil and groundwater sampling. At present, the parties have been unable to reach agreement with FDEP on the scope of the additional assessment activities in the vicinity of the site. On March 14, 1995, representatives of FDEP and EPA conducted a site walkover of the former gasification plant site. The walkover was to further evaluate the scope of future action at the site for possible inclusion on the National Priorities List (NPL). By letter, dated May 9, 1995, EPA, Region IV, extended an offer to the Company to conduct an Expanded Site Investigation (ESI) and a Remedial Investigation/Feasibility Study (RI/FS). The Company declined to fund or perform the ESI because the primary scope of the ESI was focused on off-site areas where historical practices may have resulted in contamination many years before FPUC acquired title to the real property on which the gasification plant was located. In July 1995, EPA advised the Company that EPA will proceed with the ESI. Pending completion of the ESI and RI/FS by EPA, we are unable to determine, to an acceptable degree of certainty, the extent or cost of remediation by EPA or FDEP at this site and it is not possible to determine the complete extent or cost of remedial action, if any, which may be required. However, preliminary estimates from the Company's environmental consultant suggest that total contamination assessment and remedial costs for the site may reach approximately $2,750,000. Pending completion of the ESI and RI/FS by EPA, it is not possible to determine when and how much of such costs the Company will have to pay. Due to the rate relief granted to the Company for environmental costs and insurance settlement proceeds for environmental costs received by the Company which are being held in escrow, as well as the potential for recovery of a portion of the assessment and remediation costs from several owners/operators of the gasification plant, the Company believes that it will not incur material future expenditures to achieve compliance for this site with existing environmental laws and regulations.

Pensacola Site The FDEP notified the Company and other alleged responsible parties to conduct additional soils and groundwater sampling to determine the extent of soil and groundwater impacts at a property previously the site of a gasification plant in Pensacola, Florida. The Company was a former own-er/operator of the gasification plant for several years. The Company and other alleged responsible parties have agreed to share equally the costs of such an investigation.

A contamination assessment report (CAR) describing the results of the contamination assessment investigations were delivered to FDEP in January
1994. With the exception of security fencing, the CAR recommended no further action at this site. After its review of the CAR in November 1994, the FDEP notified the Company and other alleged responsible parties that additional soil and groundwater sampling was necessary at this site. The additional work was conducted in 1995 and a CAR Addendum was submitted to FDEP in November 1995. Prior to completion of negotiations with FDEP over the substance of the CAR Addendum, we are unable to determine the extent or costs of remedial action, if any, which may be required by FDEP. Until the negotiations with FDEP are completed, it is not possible to determine when and how much of such costs the Company will have to pay. Due to the rate relief granted to the Company for environmental costs and insurance settlement proceeds for environmental costs received by the Company which are being held in escrow, as well as the potential for recovery of a portion of the assessment and remediation costs from several current and former owners/operators of the site, the Company believes that it will not incur material future expenditures to achieve compliance for this site with existing environmental laws and regulations.

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

The Company, along with the PRPs, entered into a settlement agreement in 1995 with the EPA and the Company paid its share of the response costs in the amount of approximately $8,300. Since the EPA and the State of Georgia are currently evaluating whether additional contamination assessment and remedial action may be required at this site, it is not possible to determine the nature and extent of soil or groundwater impacts on the site, nor is it possible to determine the extent or cost of additional remedial action which may be required. Based on the Company's volumetric share of materials sent to the site, the Company believes that it will not incur significant future expenditures to satisfy its obligations at this site.

Insurance Claims and Rate Relief The Company notified its insurance carriers of environmental impacts detected at each of the former manufactured gas plant
(MGP) sites discussed above.

As a result of negotiations with the Company's major insurance carriers that concluded in 1995, such carriers paid settlement proceeds totaling approximately $4,200,000 for certain environmental costs to be paid to the Company over the period of time ending in December 1995. In addition, the Florida Public Service Commission has allowed the Company to recover through rate relief environmental expenses of approximately $2,400,000 over a ten-year period at the rate of approximately $240,000 per year.

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

                                 FIRST    SECOND     THIRD    FOURTH
1995                            QUARTER   QUARTER   QUARTER   QUARTER

Revenues                        $17,841   $17,055   $17,023   $17,413
Operating margin                  7,044     5,876     5,980     6,501
Operating profit                  2,453     1,204     1,216     1,647
Net income                        1,113       352       354       619
Earnings per share                  .76       .24       .24       .42

1994

Revenues                        $17,900   $15,085   $15,571   $13,844
Operating margin                  6,472     5,496     5,396     5,799
Operating profit                  2,074     1,047       789     1,380
Net income                          937       258       103       419
Earnings per share1                 .65       .18       .07       .29

1The sum of the quarterly earnings per share amounts does not equal the annual earnings per share amount reflected in the consolidated statement of income due to the effect of changes in average common shares outstanding during the fiscal year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
   None.




                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

     Information concerning directors and nominees of the Registrant is included under the caption "Nominees and Continuing Directors" in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders and is incorporated by reference herein.

     The following table sets forth certain information about the executive officers of the Registrant as of March 15, 1996.


       Name            Age     Position                   Date

       R. L. Terry      76     Chairman of the Executive
                               Committee                 1985 - Present

       F. C. Cressman   62     President                 1985 - Present
                               Chief Executive Officer   1991 - Present

       John T. English  52     Senior Vice President     1993 - Present

       Charles L. Stein 46     Vice President            1993 - Present

       Darryl L. Troy   54     Vice President            1993 - Present

       Jack Brown       61     Treasurer                 1988 - Present
                               Corporate Secretary       1995 - Present

    Mr. English was Vice President preceding his appointment as Senior Vice President.

    Mr. Stein was Manager of Gas Operations preceding his appointment as Vice President.

    Mr. Troy was Assistant Secretary and Assistant Treasurer preceding his appointment as Vice President.

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

    Information concerning the security ownership of certain of the Registrant's beneficial owners and management is icluded under the captions "Security Ownership of Certain Beneficial Owners" and "Nominees and Continuing Directors" in the Registrant's Proxy Statement and is incorporated by reference herein.

Item  13.   Certain Relationships and Related Transactions

    Information concerning certain relationships and related transactions is included under the caption "Transactions with Management" in the Registrant's Proxy Statement and is incorporated by reference herein.



                                    PART IV

Item  14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  1.  Financial Statements
           The following consolidated financial statements of Florida Public Utilities Company are included in the Registrant's 1995 Annual Report to Shareholders.
                 Independent Auditors' Report
                 Consolidated Statements of Income
                 Consolidated Balance Sheets
                 Consolidated Statements of Capitalization
                 Consolidated Statements of Common Shareholders' Equity Consolidated Statements of Cash Flows
                 Notes to Financial Statements

          2.  Financial Statement Schedules

              All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

          3.  Exhibits

              See Exhibit Index following signatures.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended December 31, 1995.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY
(Registrant)



By       /s/ Jack Brown
      Jack Brown
      Principal Financial and Accounting Officer

Date      March 22, 1995

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        /s/ Robert L. Terry                          Date:  March 22, 1996
      Robert L. Terry
      Chairman of the Executive Committee and Director

        /s/ Franklin C. Cressman                     Date:  March 22, 1996
      Franklin C. Cressman
      President and Chief Executive Officer and Director

        /s/ E. James Carr, Jr.                       Date:  March 22, 1996
      E. James Carr, Jr.
      Director

        /s/ Daniel Downey                            Date:  March 22, 1996
      Daniel Downey
      Director

        /s/ John T. English                          Date:  March 22, 1996
      John T. English
      Senior Vice President and Director

        /s/ Richard C. Hitchins                      Date:  March 22, 1996
      Richard C. Hitchins
      Director

        /s/ Gordon O. Jerauld                        Date:  March 22, 1996
      Gordon O. Jerauld
      Director


                 FLORIDA PUBLIC UTILITIES COMPANY

               EXHIBIT INDEX

               (a) Exhibits

Regulation S-K
Item Number            21. Subsidiary of the registrant

                       23. Independent auditors' consent

                       27. Financial data schedule



EXHIBIT 21

Subsidiary of the registrant

               Name                         Jurisdiction of Incorporation

      Flo-Gas Corporation                             Florida




EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Post-Effective Amendment No. 16 to Registration Statement No. 2-24986 of Florida Public Utilities Company on Form S-8 of our report dated February 16, 1996, appearing in this Annual Report on Form 10-K of Florida Public Utilities Company for the year ended December 31, 1995.



DELOITTE & TOUCHE LLP
Certified Public Accountants
West Palm Beach, Florida
March 20, 1996