Form 10-Q
period 1996-03-31
FLORIDA PUBLIC UTILITIES CO
filed 1996-05-07
CIK 37643

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At April 30, 1996 there were 1,466,608 shares of $1.50 par value common shares outstanding.











                 FLORIDA PUBLIC UTILITIES COMPANY
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                          (in thousands)


                                              March 31,  December 31,
                                                 1996        1995

ASSETS

Utility Plant                                 $101,854       $100,658
  Less accumulated depreciation and
    amortization                                34,892         34,380
      Net utility plant                         66,962         66,278

Current Assets
  Cash and overnight investments                   304            270
  Accounts receivable - net                      8,587          7,296
  Inventories and prepayments                    3,139          3,155
      Total                                     12,030         10,721

Investments Held in Escrow for
  Environmental Costs                            2,784          2,737

Deferred Charges                                 2,125          1,210

Deferred Income Taxes and
  Regulatory Asset                               4,306          4,294

      Total                                   $ 88,207       $ 85,240


CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity                 $ 24,494       $ 23,302
  Preferred stock                                  600            600
  Long-term debt                                23,500         23,500
      Total                                     48,594         47,402

Current Liabilities
  Notes payable                                  4,500          5,600
  Accounts payable                               6,607          5,660
  Taxes accrued                                  1,316            309
  Other                                          4,509          3,727
  Customer deposits                              3,533          3,550
      Total                                     20,465         18,846

Deferred Credits                                 6,825          6,777

Deferred Income Taxes and
  Regulatory Liability                          12,323         12,215

      Total                                   $ 88,207       $ 85,240















                  FLORIDA PUBLIC UTILITIES COMPANY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (dollars in thousands, except per share data)



                                                   Three Months Ended
                                                         March 31,
                                                  1996           1995

Revenues
  Natural gas                                    $11,036        $ 6,753
  Electric                                        10,393          9,175
  Water                                              412            356
  Propane gas                                      1,678          1,557
    Total revenues                                23,519         17,841

Cost of fuel and taxes
  based on revenues                               15,524         10,797

Operating Margin                                   7,995          7,044

Operating Expenses
  Operations                                       3,381          3,241
  Depreciation                                       960            934
  Taxes other than income taxes                      433            416
  Income taxes                                       955            658
    Total operating expenses                       5,729          5,249

Operating Income                                   2,266          1,795

Interest Expense                                    (709)          (700)
Other Income                                           7             18

Net Income                                         1,564          1,113

Preferred Stock Dividends                              7              7

Earnings for Common Stock                        $ 1,557        $ 1,106

Earnings Per Common Share                        $  1.06        $   .76

Dividends Per Common Share                       $   .30        $   .29

Average Shares Outstanding                     1,464,479      1,449,807




                 FLORIDA PUBLIC UTILITIES COMPANY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (in thousands)

                                                           Three Months Ended
                                                                March 31,
                                                           1996           1995
Cash Flows from Operating Activities
  Net income                                              $1,564         $1,113
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                             960            934
    Other                                                    174            223
  Changes in operating assets and liabilities
    Accounts receivable                                   (1,335)           (49)
    Inventories and prepayments                               16           (501)
    Accounts payable and accrued expenses                  2,702          2,152
    Under recovery of fuel costs                            (913)          (667)
    Other                                                     32             16

    Net cash provided by operating activities              3,200          3,221

Cash Flows from Investing Activities
  Construction expenditures                               (1,692)        (1,556)
  Other                                                      (18)            69

    Net cash used by investing activities                 (1,710)        (1,487)

Cash Flows from Financing Activities
  Net change in short-term borrowings                     (1,100)        (1,500)
  Dividends paid                                            (431)          (425)
  Other                                                       75             73

    Net cash used by financing activities                 (1,456)        (1,852)

Net Increase (Decrease) in Cash and
  Overnight Investments                                       34           (118)

Cash and Overnight Investments at Beginning
  of Period                                                  270          2,840

Cash and Overnight Investments at End
  of Period                                               $  304         $2,722






                  FLORIDA PUBLIC UTILITIES COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996

1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. The results of operations are not necessarily indicative of the results expected for the full year.

2. The First Mortgage Bond indentures provide for restrictions on the payment of cash dividends. At March 31, 1996, under the most restrictive provision, approximately $4,700,000 of retained earnings were unrestricted.






                 FLORIDA PUBLIC UTILITIES COMPANY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MARCH 31, 1996



Financial Condition The Company has a $15,000,000 line of credit with its primary bank of which $4,500,000 is outstanding. The line provides for interest at LIBOR plus one-half percent. The Company is approved by the Florida Public Service Commission to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

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

                                               1996        1995         1994
Natural and Propane Gas
  Operating margin                          $ 5,273     $ 4,545      $ 4,126
  Less propane gas                              940         892          888
  Remainder                                 $ 4,333     $ 3,653      $ 3,238

Electric
  Operating margin                          $ 2,347     $ 2,159       $2,034
  Less industrial                               125         161          154
  Remainder                                 $ 2,222     $ 1,998      $ 1,880


Operating Margin Operating margin, defined as gross operating revenues less cost of fuel and taxes passed-through to customers which are based on revenues, provides a more meaningful basis for evaluating utility operations since fuel costs and taxes passed-through to customers have no effect on results of operations and fluctuations in such costs distort the relationship of gross operating revenues and operating margin (revenues retained by the Company for operating purposes). For instance, as reflected in the accom-panying income statement, natural gas gross operating revenues increased $4,283,000 in 1996 from 1995. Had the cost of fuel per unit remained constant from 1995 to 1996, natural gas revenues would have increased by only $1,125,000, or a difference of $3,158,000. Such difference is a result of the dramatic increase in natural gas prices during the first quarter of 1996.

Natural and Propane Gas Service Total natural and propane gas service operating margin increased $728,000 or about 16% in 1996 as compared with 1995. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $680,000, or about 19% in 1996, as compared with 1995. The increase in natural gas operating margin is due principally to an increase in heating degree days of approximately 33% from the comparable period in 1995 and the effect of an approved final increase in base rates of $1,282,000 annually, which became effective last May (approved lesser interim rates were in effect for the first quarter of 1995). Propane gas operating margin increased $48,000, about 5%. Similarly, the increase in propane gas operating margin is due principally to the colder weather in 1996.




Total natural and propane gas service operating margin increased $419,000 or about 10% in 1995 as compared with 1994. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $415,000 or about 13% as compared with 1994. Such increase in operating margin is attributable principally to cooler weather in 1995 as compared with 1994 and an interim base rate increase in the natural gas divisions.

Electric Service Total electric service operating margin increased $188,000, about 9% in 1996, as compared with 1995. Affecting the comparison of operating margins are two industrial customers. Excluding these customers, operating margin increased $224,000, about 11%. Other than industrial customers, the increase in operating margin is due principally to a 2% growth in customers and a 9% increase in average consumption per customer. A portion of the increase in average consumption per customer is attributable to the colder weather in 1996.

In 1995, total electric service operating margin increased $125,000 or about 6% as compared with 1994. Excluding the two industrial customers, operating margin increased $118,000 or approximately 6%. Other than industrial customers, the increase is principally due to a 2% increase in customers and a 2% increase in consumption.

Operating Expenses In 1996, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $183,000, about 2% in relation to operating margin. Operating expenses have increased in all classifications of expense due primarily to inflationary pressures.

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

Interest expense was virtually unchanged in 1996 from 1995. Weighted average amounts outstanding were greater in 1996 compared with 1995; however, the resultant interest effect was offset by lower rates in the 1996 period.





PART II.

                        OTHER INFORMATION


Item 4. Submission of matters to a vote of security holders.
        (a)  The annual meeting of stockholders was held on April 16, 1996.

        (b) Directors elected: E. James Carr, Jr., Richard C. Hitchins and Gordon O. Jerauld.
             Directors continuing:  Franklin C. Cressman, John T. English,
                Daniel Downey, and Robert L. Terry.

        (c)  None.

        (d)  None.

Item 6. Exhibits and reports on Form 8-K.

        (a)  None.

        (b)  Reports on Form 8-K:
             There were no reports on Form 8-K filed for the quarter ending
               March 31, 1996.


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


Date:  May 7, 1996