Form 10-Q
period 1996-06-30
FLORIDA PUBLIC UTILITIES CO
filed 1996-08-08
CIK 37643

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-1055

                 FLORIDA PUBLIC UTILITIES COMPANY
      (Exact name of registrant as specified in its charter)

           Florida                                      59-0539080
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

401 South Dixie Highway, West Palm Beach, FL          33401
  (Address of principal executive offices)          (Zip Code)

(Registrant's telephone number, including area code)   (561)  832-2461

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At July 31, 1996 there were 1,471,295 shares of $1.50 par value common stock outstanding.









                          FLORIDA PUBLIC UTILITIES COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (in thousands)


                                              June 30,   December 31,
                                                1996         1995

ASSETS

Utility Plant                                 $103,320       $100,658
  Less accumulated depreciation and
    amortization                                35,574         34,380
      Net utility plant                         67,746         66,278

Current Assets
  Cash and overnight investments                   659            270
  Accounts receivable - net                      6,952          7,296
  Inventories and prepayments                    3,527          3,155
      Total                                     11,138         10,721

Investments Held in Escrow for
  Environmental Costs                            2,807          2,737

Deferred Charges                                 2,412          1,210

Deferred Income Taxes and
  Regulatory Asset                               4,303          4,294

      Total                                   $ 88,406       $ 85,240


CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity                 $ 24,553       $ 23,302
  Preferred stock                                  600            600
  Long-term debt                                23,500         23,500
      Total                                     48,653         47,402

Current Liabilities
  Notes payable                                  5,700          5,600
  Accounts payable                               5,663          5,660
  Taxes accrued                                  1,010            309
  Other                                          4,077          3,727
  Customer deposits                              3,516          3,550
      Total                                     19,966         18,846

Deferred Credits                                 6,984          6,777

Deferred Income Taxes and
  Regulatory Liability                          12,803         12,215

      Total                                   $ 88,406       $ 85,240








                  FLORIDA PUBLIC UTILITIES COMPANY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (dollars in thousands, except per share data)



                                     Three Months Ended        Six Months Ended
                                           June 30,               June 30,
                                        1996        1995        1996       1995

Revenues
  Natural gas                        $ 6,862     $ 6,519     $17,898    $13,272
  Electric                             9,611       9,211      20,004     18,386
  Water                                  485         430         897        787
  Propane gas                            960         895       2,638      2,451
     Total revenues                   17,918      17,055      41,437     34,896

Cost of fuel and taxes
  based on revenues                   11,731      11,179      27,255     21,976

Operating Margin                       6,187       5,876      14,182     12,920

Operating Expenses
  Operations                           3,447       3,392       6,829      6,632
  Depreciation                           964         896       1,923      1,830
  Taxes other than income taxes          408         384         841        800
  Income taxes                           228         169       1,183        828
    Total operating expenses           5,047       4,841      10,776     10,090

Operating Income                       1,140       1,035       3,406      2,830

Interest Expense                        (716)       (685)     (1,426)    (1,385)
Other Income (Expense)                    (6)          2           2         20

Net Income                               418         352       1,982      1,465

Preferred Stock Dividends                  7           7          14         14

Earnings For Common Stock            $   411     $   345     $ 1,968    $ 1,451

Earnings Per Common Share            $   .28     $   .24     $  1.34    $  1.00

Dividends Per Common Share           $   .30     $   .29     $   .60    $   .58

Weighted Average Common Shares
  Outstanding                     1,466,475   1,452,093    1,465,477  1,450,950







                  FLORIDA PUBLIC UTILITIES COMPANY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (in thousands)


                                                        Six Months Ended
                                                            June 30,
                                                        1996          1995
Cash Flows from Operating Activities
  Net income                                         $ 1,982       $ 1,465
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                       1,923         1,830
    Other                                                721             8
  Changes in operating assets and liabilities
    Accounts receivable                                  269          (318)
    Inventories and prepayments                         (372)         (434)
    Accounts payable and accrued expenses              1,003         1,372
    Deferred credits                                      66           370
    Under recovery of fuel costs                      (1,224)         (966)

    Net cash provided by operating activities          4,368         3,327

Cash Flows from Investing Activities
  Construction expenditures                           (3,485)       (3,594)
  Other                                                  120            90

    Net cash used by investing activities             (3,365)       (3,504)

Cash Flows from Financing Activities
  Short-term borrowings                                  100         1,800
  Dividends paid                                        (877)         (853)
  Other                                                  163           173
  Repayment of long-term debt                                         (673)

    Net cash provided (used) by financing
      activities                                        (614)          447

Net Increase in Cash and Cash Equivalents                389           270

Cash and Overnight Investments at Beginning
  of Period                                              270         2,840

Cash and Overnight Investments at
  End of Period                                      $   659       $ 3,110







                  FLORIDA PUBLIC UTILITIES COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996

1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. The results of operations are not necessarily indicative of the results expected for the full year.

2. The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends. At June 30, 1996, under the most restrictive provision, approximately $4,600,000 of retained earnings were unrestricted.







                 FLORIDA PUBLIC UTILITIES COMPANY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          JUNE 30, 1996

Financial Condition The Company has a $15,000,000 line of credit with its primary bank of which $5,700,000 is outstanding at June 30, 1996. The line provides for interest at LIBOR plus one-half percent. The Company is approved by the Florida Public Service Commission to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

Overview The Company is organized into three regulated business segments, natural gas, electric and water and one non-regulated segment, propane gas. The gas and electric segments aggregate approximately 98% of total operating margin.

Contributing to variations in operating margins are the effects of seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to central and southern Florida during the winter season.

Summary of Operating Margins
  (in thousands)
                                               Six Months Ended June 30,
                                               1996      1995      1994
Natural and Propane Gas
  Operating margin                          $ 8,749   $ 7,804   $ 7,088
  Less propane gas                            1,518     1,440     1,437
  Remainder                                 $ 7,231   $ 6,364   $ 5,651

Electric
  Operating margin                          $ 4,616   $ 4,365   $ 4,171
  Less industrial                               264       308       292
  Remainder                                 $ 4,352   $ 4,057   $ 3,879

                                             Three Months Ended June 30,
                                               1996      1995      1994
Natural and Propane Gas
  Operating margin                          $ 3,476   $ 3,259   $ 2,962
  Less propane gas                              578       548       549
  Remainder                                 $ 2,898   $ 2,711   $ 2,413

Electric
  Operating margin                          $ 2,269   $ 2,206   $ 2,137
  Less industrial                               139       147       138
  Remainder                                 $ 2,130   $ 2,059   $ 1,999

Operating Margin Operating margin, defined as gross operating revenues less cost of fuel and taxes passed-through to customers which are based on revenues, provides a more meaningful basis for evaluating utility operations since fuel costs and taxes passed-through to customers have no effect on results of operations and fluctuations in such costs distort the relationship of gross operating revenues and operating margin (revenues retained by the Company for operating purposes). For instance, as reflected in the accompany
- -ing income statement, natural gas revenues increased $4,626,000 for the six-month period in 1996 versus 1995. Had the unit cost of fuel remained constant from 1995 to 1996, natural gas revenues would have increased by only
$1,719,000 or a difference of $2,907,000. Such difference is a result of the dramatic increase in natural gas prices during the first half of 1996.
Six Months Ended June 30, 1996 Compared With Six Months Ended June 30, 1995

Natural and Propane Gas Service Total natural and propane gas service operating margin increased $945,000 or about 12% in 1996 as compared with 1995. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $867,000, or about 14% as compared with 1995. The increase in natural gas operating margin is due primarily to an approximate 45% increase in heating degree days from the comparable period in 1995 and the effect of an approved final increase in base rates of $1,282,000 annually, which commenced last May (approved lesser interim rates were in effect for the year until May 5th of 1995). Propane gas operating margin increased $78,000, or about 5%. Similarly, the increase in propane gas operating margin is due principally to the colder weather in 1996.

Total natural and propane gas service operating margin increased $716,000 or about 10% in 1995 as compared with 1994. Excluding propane gas operating margin, remaining operating margin increased $713,000 or about 13% as compared with 1994. Such remaining increase in operating margin is attributable principally to cooler weather in the first quarter of 1995 as compared with 1994 and the interim increase in natural gas base rates, which was effective from late 1994 until May 5th and an approved final increase in base rates of $1,282,000 annually, which became effective May 6th.

Electric Service Total electric service operating margin increased $251,000, or about 6% as compared with 1995. Affecting the comparison of operating margins are two industrial customers. Excluding these customers, operating margin increased $295,000, about 7%. Other than industrial customers, the increase in operating margin is due principally to a 2% growth in customers and a 4% increase in average consumption per customer. A portion of the increase in average consumption per customer is attributable to the colder weather in 1996 as compared with 1995.

In 1995, total electric service operating margin increased $194,000 or about 5% as compared with 1994. Excluding the two industrial interruptible customers, operating margin increased $178,000 or approximately 5%. Other than industrial customers, the increase is principally due to a 2% increase in customers and an increase of about 4% in consumption.

Operating Expenses In 1996, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $331,000, or 2% in relation to operating margin. Operating expenses have generally increased in all classifications of expense due primarily to inflationary pressures.

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

Interest expense increased in 1996 versus 1995 due principally to the line of credit increase in weighted average amounts outstanding, the effect of which was mitigated by a 9% decrease in the weighted average interest rate.

Cash Flows Net cash provided by operating activities increased $1,041,000 due primarily to an increase in deferred income taxes of $579,000, which relates primarily to an increase of $1,224,000 in underrecovery of fuel costs and an increase in net income of $517,000.


Three Months Ended June 30, 1996 Compared with Three Months Ended
June 30, 1995

Natural and Propane Gas Service   Total natural and propane gas service
operating margin increased $217,000 or about 7% as compared with 1995. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $187,000, or about 7% as compared to 1995. The increase in natural gas operating margin is due primarily to cooler weather in 1996 as compared with 1995 and the effect of an approved final increase in base rates in the natural gas divisions, which commenced last May (approved lesser interim rates were in effect for the 1995 year until May
5th). Propane gas operating margin increased $30,000, about 5%. Similarly, the increase in propane gas operating margin is due principally to the cooler weather in 1996.

Total natural and propane gas service operating margin increased $297,000 or 10% in 1995 as compared with 1994. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $298,000 or about 12% as compared with 1994. The improvement in operating margin is attributable principally to the interim increase in natural gas base rates, which was effective until May 5th and an approved final increase in base rates of $1,282,000 annually, which became effective May 6th.

Electric Service Total electric service operating margin increased $63,000, about 3% in 1996, as compared with 1995. Affecting the comparison of operating margins are two industrial customers. Excluding these customers, operating margin increased $71,000, about 3%. Other than industrial customers, the increase in operating margin is due primarily to a 2% growth in customers.

In 1995, total electric service operating margin increased $69,000 or 3% as compared with 1994. Excluding the two industrial interruptible customers, operating margin increased $60,000 or 3% as compared with 1994. Other than industrial customers, the increase is due principally to a 2% increase in customers and a 5% increase in consumption.

Operating Expenses In 1996, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $147,000, about 2% in relation to operating margin. Operating expenses have increased in all classifications of expense due primarily to inflationary pressures.

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

Interest expense increased slightly in 1996 from 1995. Weighted average amounts outstanding were greater in 1996 compared with 1995; however, the resultant interest effect was partially offset by lower weighted average rates in the 1996 period.


PART II.

                        OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K.

         (a)  None.

         (b)  Reports on Form 8-K:
              There were no reports on Form 8-K filed for the quarter ending June 30, 1996.

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


Date:  August 8, 1996