Form 10-Q
period 1996-09-30
FLORIDA PUBLIC UTILITIES CO
filed 1996-11-07
CIK 37643

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At October 31, 1996 there were 1,473,647 shares of $1.50 par value common stock outstanding.











                 FLORIDA PUBLIC UTILITIES COMPANY
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                          (in thousands)


                                         September 30,   December 31,
                                              1996           1995

ASSETS

Utility Plant                                 $105,180       $100,658
  Less accumulated depreciation and
    amortization                                36,382         34,380
      Net utility plant                         68,798         66,278

Current Assets
  Cash and overnight investments                   963            270
  Accounts receivable - net                      6,985          7,296
  Inventories and prepayments                    3,451          3,155
      Total                                     11,399         10,721

Investments Held in Escrow for
  Environmental Costs                            2,839          2,737

Deferred Charges                                 1,541          1,210

Deferred Income Taxes and
  Regulatory Asset                               4,371          4,294

      Total                                   $ 88,948       $ 85,240


CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity                 $ 24,484       $ 23,302
  Preferred stock                                  600            600
  Long-term debt                                23,500         23,500
      Total                                     48,584         47,402

Current Liabilities
  Notes payable                                  5,300          5,600
  Accounts payable                               5,848          5,660
  Taxes accrued                                  1,378            309
  Other                                          4,720          3,727
  Customer deposits                              3,515          3,550
      Total                                     20,761         18,846

Deferred Credits                                 7,035          6,777

Deferred Income Taxes and
  Regulatory Liability                          12,568         12,215

      Total                                   $ 88,948       $ 85,240










                  FLORIDA PUBLIC UTILITIES COMPANY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (dollars in thousands, except per share data)



                                    Three Months Ended        Nine Months Ended
                                        September 30,           September 30,
                                       1996       1995         1996       1995

Revenues
  Gas                               $ 6,752    $ 5,320      $27,288    $21,043
  Electric                           11,474     11,260       31,478     29,646
  Water                                 530        443        1,427      1,230
     Total revenues                  18,756     17,023       60,193     51,919

Cost of Fuel and Taxes
  Based on Revenues                  12,579     11,043       39,834     33,019

Operating Margin                      6,177      5,980       20,359     18,900

Operating Expenses
  Operations                          3,583      3,435       10,413     10,067
  Depreciation                          973        930        2,896      2,760
  Taxes other than income taxes         433        399        1,273      1,200
  Income taxes                          119        181        1,302      1,008
    Total operating expenses          5,108      4,945       15,884     15,035

Operating Income                      1,069      1,035        4,475      3,865

Interest Expense                       (705)      (689)      (2,131)    (2,074)
Other Income (Expense)                  (23)         7          (21)        28

Net Income                              341        353        2,323      1,819

Preferred Stock Dividends                 7          7           21         21

Earnings For Common Stock           $   334    $   346      $ 2,302    $ 1,798

Earnings Per Common Share           $   .23    $   .24      $  1.57    $  1.24

Dividends Per Common Share          $   .30    $   .29      $   .90    $   .87

Weighted Average Common Shares
  Outstanding                     1,471,295  1,457,949    1,467,416  1,453,283



















                 FLORIDA PUBLIC UTILITIES COMPANY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (in thousands)


                                                         Nine Months Ended
                                                           September 30,
                                                         1996         1995
Cash Flows from Operating Activities
  Net income                                          $ 2,323      $ 1,819
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                        2,896        2,760
    Other                                                 477          353
  Changes in operating assets and liabilities
    Accounts receivable                                   199         (889)
    Inventories and prepayments                          (295)        (262)
    Accounts payable and accrued expenses               2,196        2,514
    Environmental insurance proceeds                      103          715
    Under recovery of fuel costs                         (305)        (253)
    Other                                                 (69)        (153)

    Net cash provided by operating activities           7,525        6,604

Cash Flows from Investing Activities
  Construction expenditures                            (5,550)      (5,292)
  Customer advances for construction                      141          113

    Net cash used by investing activities              (5,409)      (5,179)

Cash Flows from Financing Activities
  Short-term borrowings (repayments) - net               (300)
  Repayment of long-term debt                                         (673)
  Dividends paid                                       (1,324)      (1,281)
  Other                                                   201          207

    Net cash used by financing activities               1,423)      (1,747)

Net Increase (Decrease) in Cash and Overnight
  Investments                                             693         (322)

Cash and Overnight Investments at Beginning of Period     270        2,840

Cash and Overnight Investments at End of Period       $   963      $ 2,518

                 FLORIDA PUBLIC UTILITIES COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996

1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. The results of operations are not necessarily indicative of the results expected for the full year.

2. The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends. At September 30, 1996, under the most restrictive provision, approximately $4,500,000 of retained earnings were unrestricted.

                 FLORIDA PUBLIC UTILITIES COMPANY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        SEPTEMBER 30, 1996



Financial Condition The Company has a $15,000,000 line of credit with its primary bank of which $5,300,000 is outstanding at September 30, 1996. The line provides for interest at LIBOR plus one-half percent. The Company is approved by the Florida Public Service Commission to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

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

Summary of Operating Margins
  (in thousands)
                                            Nine Months Ended September 30,
                                              1996        1995         1994
Natural and Propane Gas
  Operating margin                         $11,846      $10,831      $ 9,746
  Less propane gas                           1,979        1,905        1,901
  Remainder                                $ 9,867      $ 8,926      $ 7,845

Electric
  Operating margin                         $ 7,214      $ 6,894      $ 6,507
  Less industrial                              407          462          427
  Remainder                                $ 6,807      $ 6,432      $ 6,080

                                             Three Months Ended September 30,
                                              1996         1995         1994
Natural and Propane Gas
  Operating margin                         $ 3,097      $ 3,027      $ 2,658
  Less propane gas                             462          464          463
  Remainder                                $ 2,635      $ 2,563      $ 2,195

Electric
  Operating margin                         $ 2,597      $ 2,529      $ 2,336
  Less industrial                              142          154          135
  Remainder                                $ 2,455      $ 2,375      $ 2,201

Operating Margin Operating margin, defined as gross operating revenues less cost of fuel and taxes passed-through to customers which are based on revenues, provides a more meaningful basis for evaluating utility operations since fuel costs and taxes passed-through to customers have no effect on results of operations and fluctuations in such costs distort the relationship of gross operating revenues and operating margin (revenues retained by the Company for operating purposes). For instance, as reflected in the accompanying income statement, natural gas revenues increased $6,245,000 for the nine-month period in 1996 versus 1995. Had the unit cost of fuel remained constant from 1995 to 1996, natural gas revenues would have increased by only $2,093,000 or a difference of $4,152,000. Such difference is a result of the dramatic increase in natural gas prices during 1996.


Nine Months Ended September 30, 1996 Compared With Nine Months Ended September 30, 1995

Natural and Propane Gas Service. Total natural and propane gas service operating margin increased $1,014,000 or about 9% in 1996 as compared with 1995. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $941,000, or about 11% compared with 1995. The increase in natural gas operating margin is due primarily to an approximate 45% increase in heating degree days from the comparable period in 1995 and the effect of an approved final increase in base rates of $1,282,000 annually, which commenced May 1995 (approved lesser interim rates were in effect for the year until May 5th of 1995). Propane gas operating margin increased $74,000, or about 4%. Similarly, the increase in propane gas operating margin is due principally to the colder weather in 1996.

Total natural and propane gas service operating margin increased $1,085,000 or about 11% in 1995 as compared with 1994. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $1,081,000, or about 14% as compared with 1994. Such increase in remaining operating margin is attributable principally to cooler weather in the first quarter of 1995 as compared with 1994 and the interim increase in natural gas base rates, which was effective from late 1994 until May 5th and an approved final increase in base rates of $1,282,000 annually, which became effective May 6th.

Electric Service. Total electric service operating margin increased $320,000, or about 5% as compared with 1995. Affecting the comparison of operating margins are two industrial customers. Excluding these customers, operating margin increased $375,000, or about 6%. Other than industrial customers, the increase in operating margin is due principally to a 2% growth both in customers and in average consumption per customer.

In 1995, total electric service operating margin increased $387,000 or about 6% as compared with 1994. Excluding the two industrial interruptible customers, remaining operating margin increased $352,000 or approximately 6%. Other than industrial customers, the increase is due principally to a 2% increase in customers and an increase of about 4% in consumption.

Operating Expenses. In 1996, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $555,000, or almost 3% in relation to operating margin. Operating expenses have generally increased in all classifications of expense due primarily to inflationary pressures.

In 1995, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $573,000, about 3% in relation to operating margin. Contributing to the increase was payroll costs, expensing of overheads no longer appropriate to capitalize, an increase in property insurance premiums, an increase in pension expense, and an increase in maintenance costs and fees for an electrical power study for the Fernandina Beach Division. Partially offsetting these increases, taxes other than income taxes decreased due principally to reduced ad valorem taxes.

Income taxes were provided for at approximately the same rate in both nine month periods. The difference between the periods in the apparent rate is due principally to amortization of investment tax credits.

Interest expense increased in 1996 versus 1995 due principally to the line of credit increase in weighted average amounts outstanding, the effect of which was mitigated by an 8% decrease in the weighted average interest rate.

Cash Flows. Net cash provided by operating activities increased $921,000 due primarily to an increase in net income of $504,000, an increase of $260,000 in non-cash charges and changes in other operating assets and liabilities comprising the remainder.


Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995

Natural and Propane Gas Service. Total natural and propane gas service operating margin increased $70,000 or about 2% as compared with 1995. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $72,000, or about 3% as compared to 1995. The increase in natural gas operating margin is due primarily to customer growth.

Total natural and propane gas service operating margin increased $369,000 or 14% in 1995 as compared with 1994. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $368,000 or about 17% as compared with 1994. The improvement in operating margin is attributable principally to the approved final increase in natural gas base rates of $1,282,000 annually, which became effective May 6, 1995.

Electric Service. Total electric service operating margin increased $68,000, almost 3% in 1996, as compared with 1995. Affecting the comparison of operating margins are two industrial customers. Excluding these customers, operating margin increased $80,000, more than 3%. Other than industrial customers, the increased in operating margin is due primarily to a growth in customers of more than 2%.

In 1995, total electric service operating margin increased $193,000 or 8% as compared with 1994. Excluding the two industrial interruptible customers, operating margin increased $174,000 or 8% as compared with 1994. Other than industrial customers, the increase is due principally to a 2% increase in customers and a 9% increase in the average consumption per customer.

Operating Expenses. In 1996, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $225,000, less than 4% in relation to operating margin. Operating expenses have generally increased in all classifications of expense due primarily to inflationary pressures.

In 1995, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $157,000, about 3% in relation to operating margin. Refer to the 1995 Operating Expenses discussion above for the major reasons contributing to such increase.

Income taxes were provided for at approximately the same rate in both three month periods. The provisions were adjusted by a credit in 1996 and a debit in 1995, according to accounting principles established by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", for the net amortization of deferred taxes that were never provided for and the turn around of deferred taxes at current rates that were originally provided for at higher rates.

Interest expense increased in 1996 versus 1995 due principally to line of credit increases in weighted average amounts outstanding, the effect of which was mitigated by an 8% decrease in the weighted average interest rate.

PART II.

                        OTHER INFORMATION



Item 6. Exhibits and reports on Form 8-K.

        (a)  None.

        (b)  Reports on Form 8-K:
             There were no reports on Form 8-K filed for the quarter ending September 30, 1996.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FLORIDA PUBLIC UTILITIES COMPANY
                                   (Registrant)






                                   By    /s/ Jack R. Brown
                                   Jack R. Brown
                                   Treasurer
                                   (DULY AUTHORIZED OFFICER AND
                                   CHIEF FINANCIAL OFFICER)


Date: November 7, 1996