Form 10-K405
period 1996-12-31
FLORIDA PUBLIC UTILITIES CO
filed 1997-03-21
CIK 37643

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC   20549

                                   FORM 10-K

  (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1996

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from           to


                     Commission file number       0-1055


                       FLORIDA PUBLIC UTILITIES COMPANY
             (Exact name of registrant as specified in its charter)

                       Florida                                  59-0539080
          (State or other jurisdiction of                   (I.R.S. Employer
            incorporation or organization)                 Identification No.)

       401 South Dixie Highway, West Palm Beach, FL              33401
         (Address of principal executive offices)             (Zip Code)

   Registrant's telephone number, including area code  (561) 832-2461






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


      Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.[X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on March 10, 1997, was $31,054,000.

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

                       APPLICABLE ONLY TO CORPORATE REGISTRANTS

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At March 10, 1997, there were 1,478,771 common shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Proxy statement for the Annual Meeting of Common Stockholders, April 15, 1997. (Part III)







                                      PART I


  Item 1.  Business

   General
   The Company was incorporated on April 29, 1925 under the 1925 Florida Corporation Law and is continuing its corporate existence pursuant to such law and its Certificate of Reincorporation, as amended. The Company is a public utility regulated by the Florida Public Service Commission (except for propane gas service)and provides natural and propane gas service, electric service and water service to consumers in Florida. The Company is comprised of the following four divisions and number of customers as of December 31, 1996: (1) West Palm Beach, located in southeast Florida, serves natural gas to 27,396 customers and propane gas to 5,547 customers;
   (2) Mid-Florida, consisting of the Sanford and DeLand districts, serves 7,785 natural gas customers and 4,349 propane customers; (3) Marianna, located in the Florida panhandle, provides electricity to 11,734 customers; (4) Fernandina Beach, located in extreme northeast Florida, serves 11,585 electric customers and 5,803 water customers. The economies of West Palm Beach, Sanford, and DeLand rely somewhat on the migration of winter residents and tourists during the winter season. Agriculture and citrus processing, together with light industry, provide year-round stability. Marianna's economy is predominantly agricultural including peanuts, soy beans, corn, pork and beef. The area has many small industries. Fernandina's economy is centered around two large paper mills; ITT Rayonier, Inc. and Container Corporation of America. The beach area, Amelia Island, is noted for its fine beaches and resort amenities.

   The population by counties, as estimated by the University of Florida's Bureau of Economic and Business Research, in which the service areas are located, as of April 1, 1996, is as follows:

         West Palm Beach  (Palm Beach County)                   982,000
         Sanford          (Seminole County)                     329,000
         DeLand           (Volusia County)                      407,000
         Marianna         (Jackson, Calhoun & Liberty Counties)  69,000
         Fernandina Beach (Nassau County)                        51,000

   In Fernandina Beach, two large paper mills accounted for 13.5% of total 1996 electric division operating revenues and 7.0% of the Company's total operating revenues. However, such mills accounted for 5.8% of total 1996 electric division operating margin and 2.0% of the Company's total operating margin.

   Sources of Gas and Electricity

   Natural Gas
   The Company receives its natural gas at ten City Gate Stations connected to Florida Gas Transmission Company's (FGT) pipeline system. A contract was signed with FGT to construct an additional gate station for our DeLand district's distribution system. The new "DeLand South" station will eliminate a developing gas delivery restriction, provide for future system expansion and improve the reliability of our DeLand system. DeLand is our only system which has relied upon a single gate station for its gas supply. Completion of the new station will provide the necessary redundance to ensure uninterrupted service to our customers and will allow station maintenance to be performed in a timely, economical manner.

   FGT is the sole pipeline serving peninsular Florida and is under the jurisdiction of the Federal Energy Regulatory Commission (FERC). The Company contracts with FGT to receive, transport and deliver natural gas which the Company has procured from independent gas marketers and producers to satisfy its traditional sales markets. The Company also receives gas from FGT for delivery to transportation customers who have contracted for their own gas supply and pipeline transportation.

   The Company is actively participating in FGT's rate proceeding before the FERC (Docket No. RP96-366). This rate proceeding resulted from FGT's Phase III construction settlement filing as reported in our 1995 Annual Report. Anticipated changes in the character of services provided by FGT, as well as an increase in pipeline rates effective March 1, 1997, should not adversely affect the current competitive advantage natural gas holds over alternative energy sources. The Company is also actively participating in FGT's Gas Industry Standards Board (GISB) proceeding before the FERC
   (Docket No. RP96-21). The FERC required the GISB filing in an effort to establish a nationwide uniform information network for natural gas producers, pipelines, marketers, distribution companies and other end-users. The GISB's goal is to establish industry-wide time frames for transactions involving purchasing, transporting, delivering, invoicing, etc. of natural gas on a national basis. The GISB is requiring the information network to be fully available to participants 24 hours a day, 365 days a year. The Company is prepared, at minimal costs, to assume the GISB imposed requirements when they become effective for FGT's customers on March 1, 1997.

   For six years, the Company has been contracting for its gas supplies from marketers and producers and for transportation of those supplies by FGT.
   The experience gained during these six years positions the Company to operate effectively within an unbundled industry environment. Purchasing gas supplies directly from marketers and producers has substantially reduced the Company's gas supply costs. Pipeline capacity demand charges have also been reduced by "subletting" temporary excess pipeline capacity to other shippers on FGT's system. Savings realized by these activities are passed through to our customers in the form of lower fuel charges. In addition, the Company continues to pursue off-system sales under conditions set forth in our Florida Public Service Commission approved tariff. Off-system sales allow the Company to sell excess gas to any current user of natural gas within the State of Florida. The tariff directs that profits derived from off-system sales be shared with the Company's system customers. Off-system sales have been transacted with national marketers, electric generators, agricultural firms and other gas distributors. In conjunction with our on-going efforts to control and reduce our cost of gas, the Company expanded its System Control and Data Acquisition System (SCADA). SCADA terminals were installed at interruptible and transportation customer sites to closely monitor and maximize gas sales to such customers without incurring expensive pipeline penalties.

   Electricity

   The Company purchases most of its electrical power requirements at wholesale rates from two nearby generating utilities. Less than 1% of the Company's requirements are purchased on an "as available" basis from a self-generating paper mill.

   Increased competition in the wholesale power market has enabled the Company to negotiate new power supply agreements that will significantly reduce future power costs. Cost savings from these lower power costs will be passed on to our customers placing the Company's residential and commercial electric rates among the lowest of all electric utilities in Florida.

   A power supply study for the Fernandina Beach Division was completed in 1995, which evaluated proposals from four utility companies. The Company concluded that continuing with the Jacksonville Electric Authority (JEA) through 2002 would be the most cost effective option. The JEA executed a new agreement with the Company in 1995 which provided for new rates and terms effective January 1, 1996.

   The Company recently executed a new power supply agreement with Gulf Power Company to provide electric power to the Marianna Division. The new eleven-year agreement provides improved rates and terms when compared to the previous contract and became effective January 1, 1997.

   The following table sets forth the revenues, operating profit and identifiable assets of each of the Company's business segments. (See "Segment Information" in the Notes to Financial Statements.)

                                    1996      1995      1994
                                        (in thousands)
         Revenues
           Natural gas           $31,854   $26,144   $21,679
           Electric               40,701    40,074    37,441
           Water                   1,854     1,674     1,589
           Propane gas             4,401     4,135     4,046

         Operating profit
           Natural gas             3,250     2,902     1,786
           Electric                3,141     3,078     2,946
           Water                     495       328       378
           Propane gas               138       212       180

         Identifiable assets
           Natural gas            33,977    32,115    29,093
           Electric               33,038    32,155    31,189
           Water                   4,584     4,508     4,721
           Propane gas             6,100     5,866     5,746

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

   Employees
   On December 31, 1996 the Company had 302 employees, of whom approximately 102 were covered under union contracts with two labor unions, the International Brotherhood of Electri cal Workers and the International Chemical Workers Union. The Company does not engage in research activities.

   Competition
   Generally, in municipalities and other areas where the Company provides natural gas, electric and water services, no other utility directly renders such service.


  Item 2.   Properties

   The Company's properties consist primarily of distribution systems and related facilities. At December 31, 1996 the Company owned 22 miles of electric transmission lines and 997 miles of electric distribution lines. The gas properties distribute gas through 1,136 miles of 3" equivalent gas main. The water property consists of deep wells, pumping equipment, water treatment facilities and a distribution system. The propane gas systems operated by the Company's subsidiary have bulk storage facilities and tank installations on the customers' premises.

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


  Item 4.   Submission of Matters to a Vote of Security Holders

    None.




                                  PART II

  Item 5.   Market for the Registrant's Common Stock and Related Stockholder
            Matters

   The Company's common shares are traded on the American Stock Exchange under the symbol FPU.

                                    1996              1995
                                 Low     High      Low     High
     STOCK PRICES
        Quarter ended
            March 31           $18.50 - $20.50   $16.00 - $20.00
            June 30             18.75 -  20.38    16.63 -  18.75
            September 30        19.63 -  20.75    17.13 -  19.13
            December 31         19.75 -  21.00    17.63 -  19.38

     DIVIDENDS PAID
        January 1                   $.29              $.29
        April 1                      .30               .29
        July 1                       .30               .29
        October 1                    .30               .29


   At March 10, 1997, there were 1,008 holders of record of the Registrant's Common Stock.

   See "Capitalization, Dividend Restriction" in the Notes to Financial Statements for information concerning restriction on the payment of cash dividends.


  Item 6.  Selected Financial Data (in thousands, except per share data)

                                            Years Ended December 31,

                                      1996    1995    1994    1993    1992

       Revenues                    $78,810 $72,027 $64,755 $68,626 $68,944
       Operating margin             26,771  25,401  23,163  22,611  22,126
       Net income                    2,751   2,438   1,717   1,751   1,843
       Earnings per common share      1.85    1.66    1.18    1.22    1.47
       Dividends per common share     1.20    1.16    1.16    1.12    1.08
       Total assets                 90,994  85,240  82,281  78,035  71,195
       Utility plant - net          69,876  66,278  63,713  61,567  59,746
       Current debt                  7,900   5,600   4,673   4,028     737
       Long-term debt               23,500  23,500  23,500  24,173  25,818
       Common shareholders'
        equity                      24,511  23,302  22,334  21,961  21,483


  Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

   RESULTS OF OPERATIONS

   Overview. The Company is organized into three regulated business segments, natural gas, electric and water and one non-regulated business segment, propane gas. The gas and electric segments aggregate approximately 94% of total operating margin.

   Contributing to variations in operating margins are the effects of seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to central and southern Florida during the winter season.

   From the Florida Public Service Commission (FPSC) perspective, the Company operates four distinct "entities", i.e., Marianna electric, Fernandina Beach electric, Fernandina Beach water, and natural gas, consisting of Palm Beach County, Sanford and DeLand. The Company last received rate increases as follows: natural gas operations, May 1995; Marianna electric division, February 1994; and Fernandina Beach electric division, February 1989. The Company receives an increase each year for its water operation through a price index mechanism provided by the FPSC. The Company does not anticipate a need to file for a rate increase in any of its regulated operations at the present time. See "Rate Matters" in the Notes to Financial Statements (Notes).

   Summary of Operating Margins
   (in thousands)
                                            1996       1995       1994
   Natural and Propane Gas
     Operating margin                    $15,841    $14,865    $13,142
     Less propane gas                      2,573      2,488      2,457
     Remainder                           $13,268    $12,377    $10,685

   Electric
     Operating margin                    $ 9,243    $ 9,013    $ 8,573
     Less industrial                         537        594        596
     Remainder                           $ 8,706    $ 8,419    $ 7,977


   Operating Margin. Operating margin, defined as gross operating revenues less cost of fuel and taxes passed-through to customers which are based on revenues, provides a more meaningful basis for evaluating utility operations since fuel costs and taxes passed-through to customers have no effect on results of operations.

   Natural and Propane Gas Service. Total natural and propane gas service operating margin increased $976,000 or about 7% in 1996 as compared with 1995. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $891,000 or about 7% compared with 1995. An increase of $124,000 of such increase, or 1%, is due to an industrial customer increasing its consumption by about 240% in 1996. The remaining increase in natural gas operating margin is due primarily to a 1% growth in customers, a 3% growth in average consumption and the effect of an approved final increase in base rates of $1,282,000 annually, which commenced May 1995 (approved lesser interim rates were in effect for the year until May 5th of 1995). Propane gas operating margin increased $85,000, or about 3%. The increase in propane gas operating margin is due principally to slightly higher prices in 1996.

   Total natural and propane gas service operating margin increased $1,723,000, or 13%, in 1995 as compared with 1994. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $1,692,000, or 16%, in 1995 as compared with 1994. The increase in natural gas operating margin is principally due to an approximate $800,000 of the approved interim increase in base rates effective until May 5, 1995 and the final increase in base rates effective May 6 and a 10% increase in consumption, due mainly to significantly colder weather in 1995 when compared to 1994. Propane gas operating margin increased $31,000, about 1%. The effect of the December cold weather on propane gas operating margins was not realized until January 1996 as consumption is not determinable until the meters are read and the tanks are filled.

   In 1996, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $702,000, about 4% in relation to operating margin. Operating expenses have generally increased in all classifications of expense due to inflationary pressures, with increased costs relating to the Company's new billing system, increased payroll and related costs and expenses related to the Company's natural gas mains and lines offset by an increase in net periodic pension income.

   In 1995, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $575,000, about 4% in relation to operating margin. Operating expenses have increased due to inflationary pressures in all classifications of expense with payroll and related costs, property insurance premiums, pension expense and maintenance costs accounting for most of the increase.

   Electric Service. Total electric service operating margin increased $230,000, or about 3% as compared with 1995. Affecting the comparison of operating margins are two industrial customers. Excluding these customers, operating margin increased $287,000, or about 3%. Excluding industrial customers, the increase in operating margin is due principally to a 2% growth in customers and a 1% growth in average consumption.

   Total electric service operating margin increased $440,000, about 5% in 1995, as compared with 1994. Excluding the two industrial customers, operating margin increased $442,000, about 6%. Other than industrial customers, the increase in operating margin is principally due to a 2% growth in customers and a 6% increase in average consumption per customer. Such increase in average consumption is more than the historical increase, most likely resulting from the colder weather in December.

   In 1996, operating expenses increased $167,000, about 2% in relation to operating margin. Operating expenses have generally increased in all classifications of expense due to inflationary pressures.

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

   Interest Charges. Interest charges consist of interest on bonds, short-term borrowings and customer deposits. The primary factor causing interest amounts to fluctuate are changes in amounts borrowed under the line of credit and related interest rate changes. See "Notes Payable" and "Capi-talization" in the Notes for additional information.

   LIQUIDITY AND CAPITAL RESOURCES

   Cash Flows. Net cash provided by operating activities decreased $8,000 in 1996 as compared with 1995. While the net change is not particularly significant, there were changes in individual line items that were more so. Accounts receivable increased, due primarily to increased gas and electric fuel costs and customer growth. Inventories and prepayments increased due principally to a change of the insurance renewal date to September 1 from March 18 and estimated income tax payments in excess of accrued liabilities. Accounts payable and accruals increased due primarily to increased gas and electric fuel costs, an increase in accrued insurance, including a reserve for the self-insured portion of casualty claims, accrued workers' compensation and other postretirement benefits and substantially increased off-system sales in December 1996. Environmental insurance proceeds decreased as the majority of settlement amounts were received in previous years.

   Cash used in investing activities usually fluctuates within a narrow range as construction expenditures are typically about $6.0 million per year. Included in construction expenditures in 1996 is $1,343,000 relating to the general office addition. Purchase of long-term investments decreased as environmental insurance settlement proceeds decreased.

   Cash used by financing activities increased from 1995 principally because short-term borrowings increased $700,000 and there were no repayments of long-term debt.

   The Company has a $15,000,000 line of credit with its primary bank of which $7,900,000 is outstanding at December 31, 1996. The line provides for interest at LIBOR plus one-half percent and expires in 1997. The Company expects to renew its line of credit at essentially existing terms and conditions. The Company is approved by the Florida Public Service Commission to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

   The Company usually has no material commitments for construction expenditures; however, the Company started construction of the addition to the general office building in February 1996. The total cost will be approximately $1.6 million including the remodeling of the original building, which is expected to be completed by April 1997. Historically, capital expenditures have averaged $5.9 million over the past five years, excluding the general office building addition. Capital expenditures for 1997 have been budgeted for $7,660,000; however, while the actual amount expended for construction is influenced by many factors, the Company anticipates that expenditures for 1997 will not be significantly different from those amounts historically incurred. For additional information see "Notes Payable" and "Capitalization" in the Notes.

   The Company anticipates that its future construction expenditures and commitments are likely to require additional debt and/or equity financing.

   Issuance of Additional Bonds. The Company's 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property. At December 31, 1996, such calculation would permit the issuance of approximately $33,000,000 of additional bonds.

   OTHER

   Environmental Matters. The Company has several contamination sites in various stages of assessment investigation, see "Contingencies" in the Notes. Due to the rate relief granted the Company for environmental costs and insurance settlement proceeds for environmental costs received by the Company which are being held in escrow, the Company believes that any future contamination assessment and remedial costs arising from any of these sites will not be material to the Company's operating results or liquidity.

   Quarterly Earnings. The Company's quarterly financial information as summarized in the Notes under the caption "Quarterly Financial Data (Unaudited)" reflects the influence of, among other things, seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to central and southern Florida during the winter season.





   INDEPENDENT AUDITORS' REPORT

   To the Directors and Shareholders
   of Florida Public Utilities Company:

   We have audited the accompanying consolidated balance sheets and statements of capitalization of Florida Public Utilities Company and its wholly-owned subsidiary, Flo-Gas Corporation, as of December 31, 1996 and 1995, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Public Utilities Company and its wholly-owned subsidiary, Flo-Gas Corporation, at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


   DELOITTE & TOUCHE LLP
   Certified Public Accountants
   West Palm Beach, Florida
   February 21, 1997





   Item 8.   Financial Statements and Supplementary Data

   CONSOLIDATED STATEMENTS OF INCOME
   (dollars in thousands, except per share data)
                                                     Years Ended December 31,

                                                    1996       1995       1994

   Revenues                                      $78,810    $72,027    $64,755
   Cost of fuel and taxes based on revenues       52,039     46,626     41,592

   Operating Margin                               26,771     25,401     23,163

   Operating Expenses
     Operations                                   11,601     11,196     10,480
     Maintenance                                   2,526      2,409      2,193
     Depreciation and amortization                 3,876      3,694      3,672
     Taxes other than income taxes                 1,744      1,582      1,528
     Income taxes                                  1,396      1,356        943
       Total operating expenses                   21,143     20,237     18,816

   Operating Income                                5,628      5,164      4,347

   Interest Charges and Other
     Long-term debt                                2,235      2,248      2,268
     Short-term borrowings                           348        273        146
     Customer deposits and other interest            275        246        255
     Other-net                                        19        (41)       (39)
       Total interest charges and other            2,877      2,726      2,630

   Net Income                                      2,751      2,438      1,717

   Preferred Stock Dividends                          29         29         29

   Earnings for Common Stock                     $ 2,722    $ 2,409    $ 1,688

   Earnings Per Common Share                     $  1.85    $  1.66    $  1.18

   Dividends Per Common Share                       1.20       1.16       1.16

   Average Shares Outstanding                  1,468,974  1,454,986  1,435,280


   See Notes to Financial Statements.





   CONSOLIDATED BALANCE SHEETS
   (in thousands)
                                                      December 31,
   ASSETS                                           1996        1995
      Utility Plant
       Electric                                 $ 44,758    $ 42,975
       Natural gas                                45,367      42,576
       Water                                       6,315       6,083
       Propane gas                                 7,156       6,997
       Common                                      3,088       2,027
        Total                                    106,684     100,658
       Less accumulated depreciation              36,808      34,380
        Net utility plant                         69,876      66,278

      Current Assets
       Cash and overnight investments                841         270
       Accounts receivable                         8,153       7,382
       Allowance for uncollectible accounts          (91)        (86)
       Inventories (at average or unit cost)       2,494       2,351
       Prepayments and deferrals                   1,585         804
        Total current assets                      12,982      10,721

      Other Assets
       Investments held in escrow for
        environmental costs                        2,881       2,737
       Deferred income taxes                       2,361       2,453
       Regulatory assets-tax                         464       1,841
       Deferred charges                            1,101       1,078
       Under recovery of fuel costs                1,329         132
        Total other assets                         8,136       8,241

       Total                                    $ 90,994    $ 85,240

   CAPITALIZATION AND LIABILITIES
      Capitalization
       Common shareholders' equity              $ 24,511    $ 23,302
       Preferred stock                               600         600
       Long-term debt                             23,500      23,500
        Total capitalization                      48,611      47,402

      Current Liabilities
       Notes payable                               7,900       5,600
       Accounts payable                            7,564       5,660
       Dividends declared                            449         431
       Taxes accrued                                 308         309
       Interest accrued                              575         549
       Tax collections payable                       532         653
       Insurance accrued                           2,325       1,442
       Other                                         796         652
       Customer deposits                           3,634       3,550
        Total current liabilities                 24,083      18,846

      Other Liabilities
       Customer advances for construction            982         809
       Deferred income taxes                       8,583       9,317
       Unamortized investment tax credits          1,462       1,582
       Environmental insurance proceeds and
        related earnings                           4,531       4,386
       Regulatory liabilities-tax                  2,742       2,898
       Commitments and contingencies
        Total other liabilities                   18,300      18,992

        Total                                   $ 90,994    $ 85,240

    See Notes to Financial Statements.





   CONSOLIDATED STATEMENTS OF CAPITALIZATION
   (dollars in thousands)
                                                       December 31,
                                                     1996       1995
   Common Shareholders' Equity
    Common stock, $1.50 par value, authorized
     2,000,000 shares; issued 1,585,478 shares
     in 1996; 1,577,782 shares in 1995             $ 2,379   $ 2,367
    Paid-in capital                                 10,992    10,797
    Retained earnings                               13,151    12,191
    Treasury stock - at cost (111,831 shares
     in 1996; 117,686 shares 1995)                  (2,011)   (2,053)
     Total common shareholders' equity              24,511    23,302

   Preferred Stock
    4 3/4% Series A, $100 par value, redemption
     price $106.00, authorized and outstanding
     6,000 shares                                      600       600

   Long-Term Debt
    First mortgage bonds
     Series
      9.57% due 2018                                10,000    10,000
      10.03% due 2018                                5,500     5,500
      9.08% due 2022                                 8,000     8,000
      Total long-term debt                          23,500    23,500

   Total Capitalization                            $48,611   $47,402





   CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
   (dollars in thousands)
                          Common Stock
                         Shares  Aggregate  Paid-in  Retained  Treasury Stock
                         Issued  Par Value  Capital  Earnings  Shares   Cost
   Balance,
    December 31, 1993  1,552,189    $2,329  $10,309  $11,445  127,322  $(2,122)
    Net income                                         1,717
    Dividends                                         (1,693)
    Stock plans           14,930        22      288            (5,462)      39
   Balance,
    December 31, 1994  1,567,119     2,351   10,597   11,469  121,860   (2,083)
    Net income                                         2,438
    Dividends                                         (1,716)
    Stock plans           10,663        16      200            (4,174)      30
   Balance,
    December 31, 1995  1,577,782     2,367   10,797   12,191  117,686   (2,053)
    Net income                                         2,751
    Dividends                                         (1,791)
    Stock plans            7,696        12      195           (5,855)       42
   Balance,
    December 31, 1996  1,585,478    $2,379  $10,992  $13,151  111,831  $(2,011)

   See Notes to Financial Statements.





   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (in thousands)
                                                   Years Ended December 31,
                                                  1996       1995        1994
   Cash Flows from Operating Activities
     Net income                                $ 2,751    $ 2,438     $ 1,717
     Adjustments to reconcile net income to
       net cash from operating activities
        Depreciation                             3,876      3,694       3,672
        Deferred income taxes                      578        367        (611)
        Investment tax credits                    (121)      (121)       (109)
        Other                                      406        338         174
     Effects of changes in
        Receivables                               (936)    (1,396)        579
        Inventories and prepayments               (924)      (192)        (97)
        Accounts payable and accruals            2,918      2,606        (329)
        Environmental insurance proceeds
          and related earnings                     145      1,201       3,185
        Over/(under) recovery of fuel costs     (1,197)    (1,400)      1,092
        Other                                      (79)      (110)        183
          Net cash provided by operating
           activities                            7,417      7,425       9,456

   Cash Flows from Investing Activities
     Construction expenditures                  (7,653)    (6,401)     (5,938)
     Customer advances for construction            175       (319)       (172)
     Purchase of long-term investments            (145)    (2,737)
        Net cash used by investing
         activities                             (7,623)    (9,457)     (6,110)

   Cash Flows from Financing Activities
     Net short-term borrowings                   2,300      1,600
     Proceeds from common stock plans              250        246         349
     Dividends paid                             (1,773)    (1,711)     (1,673)
     Repayments of long-term debt                            (673)        (28)
        Net cash provided (used) by
         financing activities                      777       (538)     (1,352)

   Net Increase (Decrease) in Cash and
     Overnight Investments                         571      2,570)      1,994
   Cash and Overnight Investments
     at Beginning of Year                          270      2,840         846
   Cash and Overnight Investments
     at End of Year                            $   841    $   270     $ 2,840

   Supplemental Cash Flow Information
     Cash was paid during the years as follows:
     Interest                                  $ 2,585    $ 2,511     $ 2,403
     Income Taxes                                1,534      1,006       1,779

   See Notes to Financial Statements.





NOTES TO FINANCIAL STATEMENTS

Summary of Significant Accounting and Reporting Polices

Business and Regulation. Florida Public Utilities Company (the Company) is an operating public utility engaged principally in the purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. The Company is subject to the jurisdiction of the Florida Public Service Commission (FPSC) with respect to its electric, natural gas and water operations. The suppliers of electrical power to the Marianna division and of natural gas to the natural gas divisions are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC). The Fernandina Beach division is supplied most of its electrical power by a municipality which is exempt from FERC and FPSC regulation. The Company also distributes propane gas through a non-regulated subsidiary. The Company's accounting policies and practices conform to generally accepted accounting principles as applied to regulated public utilities and are in accordance with the accounting requirements and rate making practices of the FPSC.

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

Accordingly, the Company has recognized certain regulatory assets and liabilities. Such regulatory assets relate to deferred income taxes, unamortized debt reacquisition costs and unamortized rate case expense. Such regulatory liabilities relate to deferred income taxes and property damage self-insurance reserves. The Company believes that the FPSC will continue to allow the Company to recover its regulatory assets and liabilities through its rates.

The Company has agreed with the FPSC staff to limit its earned return on equity for its regulated electric and natural gas operations. The disposition of any excess earnings is left to the discretion of the FPSC, with alternatives including a refund to customers, additional contributions to storm damage reserves, or the reduction of any depreciation reserve deficiency. Excess earnings for 1995 at one of the Company's electric divisions was ordered by the FPSC to be added to that division's storm damage reserve. The Company believes it has adequately reserved for 1996 excess earnings.

Various states, other than Florida, have enacted or are considering enacting legislation or other initiatives that would provide utility customers with the ability to choose their supplier, thus establishing competition between the suppliers of utility services. No such proposals are currently being considered in Florida.

Revenues. The Company records utility revenues as service is provided and bills its customers monthly on a cycle billing basis. Accordingly, at the end of each month, the Company accrues for estimated unbilled revenues.

The rates of the Company include base revenues, fuel adjustment charges and the pass-through of certain governmental imposed taxes based on revenues. The base revenues are determined by the FPSC and remain constant until a request for an increase in such rates is filed and approved by the FPSC. From the FPSC perspective, the Company operates four distinct "entities", i.e., Marianna electric, Fernandina Beach electric, Fernandina Beach water, and natural gas, consisting of Palm Beach County, Sanford and DeLand. Thus, for the Company to recover through rate relief the effects of inflation for all such "entities", a request for an increase in base revenues would require the filing of four separate rate cases. At the present time, the Company does not have the resources to file more than one rate case per year. However, the FPSC allows for an annual automatic rate increase for water operations through the use of a price index. Fuel adjustment charges are estimated for customer billing purposes and any under/over-recovery difference between the incurred cost of fuel and estimated amounts billed to customers is deferred for future recovery or refund and either charged or credited to customers. Interest accrues on such under/over-recoveries and is included in the subsequent adjustment.

Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Flo-Gas Corporation. All significant intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the prior years' financial statements and other financial information contained herein to conform with the 1996 presentation.

Utility Plant and Depreciation.  Utility plant is stated at original cost.
The costs of additions to utility plant include contracted services, direct labor, materials and allowances for borrowed and equity funds used during construction. The costs of units of property retired are removed from utility plant, and such costs plus removal costs, less salvage, are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to operating expenses. Substantially all of the utility plant and the shares of Flo-Gas Corporation collateralize the Company's First Mortgage Bonds.

Depreciation is computed using the composite straight-line method at rates prescribed by the FPSC for financial accounting purposes. Such rates are based on estimated service lives of the various classes of property. Depreciation provisions on average depreciable property approximate 4.0% per year.

Income Taxes. Deferred income taxes are provided on all significant temporary differences between the financial statement and tax basis of assets and liabilities at currently enacted tax rates. Investment tax credits have been deferred and are amortized based upon the average useful life of the related property in accordance with the rate treatment.

Deferred Charges. Deferred charges consist principally of unamortized debt issuance expense and early extinguishment premium. Such expenses are being amortized over the lives of the issues to which they pertain.

Use of Estimates. Inherent in the accounting process is the use of estimates when preparing financial statements in accordance with generally accepted accounting principles. Accordingly, the Company has used estimates in the preparation of its financial statements and the only such estimate that might result in a material change is the accrual for uninsured liability claims.
The Company is self-insured for the first $250,000 of each liability claim and therefore accrues for estimated losses occurring from both asserted and unasserted claims. The estimate for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The Company's portion of liability claims incurred for the ten year period ended in 1996 averaged approximately $90,000 per year and the accrual for such claims was approximately $800,000 at December 31, 1996. The Company believes that its accrual for potential liability claims is adequate.

Notes Payable

The Company has a line of credit agreement with its primary bank providing for a $15,000,000 loan with interest at LIBOR plus one-half percent. $14,000,000 of such loan is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division. At December 31, 1996 there was a balance outstanding of $7,900,000. The weighted-average interest rates at December 31, 1996 and 1995 were 6.2% and 6.4%, respectively.

Capitalization

Common Shares Reserved. The Company has reserved 27,372 common shares for issuance under the Dividend Reinvestment Plan and 16,992 common shares for issuance under the Employee Stock Purchase Plan.

Dividend Restriction. The Indenture of Mortgage and Deed of Trust and supplements thereto provide for restriction of the payment of cash dividends. At December 31, 1996 approximately $3,500,000 of retained earnings were free of such restriction.

Maturities of Long-Term Debt. Sinking fund payments are scheduled to begin in 2008.

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

Following FPSC rules for water utilities, the Company in mid-1996 filed for and was granted a price index revenue increase in the Fernandina Beach water division. This increase, approximating $19,000 on an annual basis, was placed into effect on June 4, 1996. A similar price index filing is planned for 1997.

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

Identifiable assets are those assets used in the Company's operations in each business segment. Common assets are principally cash and overnight investments, deferred tax assets and common plant.

Business segment information for 1996, 1995 and 1994 is summarized as follows (in thousands):
                                                       Non-
                               Regulated            Regulated
1996                  Gas  Electric  Water  Common Propane Gas  Consolidated
Revenues            $31,854 $40,701 $1,854 $         $4,401       $78,810
Operating profit      3,250   3,141    495              138         7,024
Identifiable assets  33,977  33,038  4,584  13,295    6,100        90,994
Depreciation          1,654   1,540    201     137      344         3,876
Construction
  expenditures        3,369   2,360    257   1,324      343         7,653

1995
Revenues             26,144  40,074  1,674            4,135        72,027
Operating profit      2,902   3,078    328              212         6,520
Identifiable assets  32,115  32,155  4,508  10,596    5,866        85,240
Depreciation          1,578   1,453    204     125      334         3,694
Construction
  expenditures        3,245   2,533    (17)    312      328         6,401






1994
Revenues             21,679  37,441  1,589            4,046        64,755
Operating profit      1,786   2,946    378              180         5,290
Identifiable assets  29,093  31,189  4,721  11,532    5,746        82,281
Depreciation          1,566   1,449    190     141      326         3,672
Construction
  expenditures        2,617   2,400    195     351      375         5,938

Income Taxes

The provision (credit) for income taxes consists of the following (in thousands):
                                       1996      1995       1994
Current payable
  Federal                           $   751    $  871     $1,471
  State                                 188       239        192
                                        939     1,110      1,663
Deferred
  Federal                               532       387       (574)
  State                                  46       (20)       (37)
                                        578       367       (611)

Investment tax credit                  (121)     (121)      (109)

Total                               $ 1,396    $1,356     $  943

The difference between the effective income tax rate and the statutory federal income tax rate applied to pretax income is accounted for as follows (in thousands):
                                       1996      1995       1994
Federal income tax at
  statutory rate                     $1,406    $1,298      $ 912
Effect of state income
  taxes                                 154       145        102
Investment tax credit                  (121)     (121)      (109)
Other                                   (43)       34         38

Provision for income taxes           $1,396    $1,356      $ 943

The tax effects of temporary differences producing accumulated deferred income tax assets and liabilities in the accompanying consolidated balance sheets are as follows (in thousands):

                                                 1996       1995
Deferred tax assets
  Environmental                                $1,806     $1,689
  Alternative minimum tax credit                  210        428
  Other                                           345        336
    Total deferred tax assets                  $2,361     $2,453

Deferred tax liabilities
  Utility plant related                        $7,625     $8,837
  Under recovery of fuel costs                    667        176
  Other                                           291        304
    Total deferred tax
      liabilities                              $8,583     $9,317

Employee Benefit Plans

Pension Plan. The Company has a noncontributory defined benefit pension plan covering substantially all its employees. The benefits are based on the employee's credited service and average compensation, generally during the last five years before retirement. The Company's policy is to fund pension costs in accordance with contribution guidelines established by The Employee Retirement Income Security Act of 1974. Plan assets consist of stocks, bonds and short-term investments.

The components of net pension income are as follows (in thousands):
                                     1996       1995         1994
Service cost                      $   539    $   513     $    473
Interest cost                         935        875          791
Actual return on assets            (3,278)    (4,499)         230
Net amortization and deferral       1,636      3,061       (1,644)
Net periodic pension income       $  (168)   $   (50)     $  (150)

The Plan's funded status at December 31, 1996 and 1995, is as follows (in thousands):
                                            1996           1995
Actuarial present value of benefit
  obligations:
  Vested benefit obligation             $(10,938)      $(10,289)
  Accumulated benefit obligation        $(11,599)      $(10,878)
  Projected benefit obligation          $(14,403)      $(13,530)
Plan assets at fair value                 24,178         21,790

Plan assets in excess of projected
  benefit obligation                       9,775          8,260
Unrecognized net gain                     (9,720)        (8,030)
Unrecognized prior service cost            1,513          1,354
Unrecognized net asset at January 1,
  1986 being recognized over 15 years       (733)          (916)
Prepaid pension cost                   $     835       $    668

Actuarial assumptions:
Discount rate                                 7%              7%
Rate of increase in future
  compensation levels                        5.5%             5.5%
Expected long-term rate of
  return on assets                            8%              8%

Health Plan. The Company is principally self-insured for its employee and retiree medical insurance plan. The Company's health care liability under the plan is limited to $60,000 per individual per year, with a maximum total liability currently approximating $1,175,000.

A reserve for future benefit payments for active employees is maintained at a level sufficient to provide for estimated outstanding claims under the plan net of amounts contributed by employees. Net health care benefits paid by the Company for active employees were approximately $408,000, $493,000 and $622,000 for 1996, 1995 and 1994, respectively.

Other Postretirement Benefits. As of January 1, 1993, the Company adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions". The Statement requires accrual of postretirement benefits during the years an employee provides service. The Company provides postretirement health care benefits for certain retired employees and their eligible dependents and reduced postretirement life insurance benefits for retired employees. The accumulated health care postretirement benefit obligation (transition obligation) under SFAS No. 106 is being amortized over 20 years beginning 1993. The Company is not accruing for reduced postretirement life insurance benefits as the actual outlay to the Company is offset by employee contributions.

The components of postretirement benefit costs are as follows (in thousands):

                                                 1996           1995
Service Cost                                  $    66        $    69
Interest cost                                      78             76
Amortization of transition obligation              43             43
Periodic postretirement benefit cost          $   187        $   188

The Plan's funded status at December 31, 1996 and 1995, is as follows (in thousands):
                                                 1996           1995
Accumulated postretirement benefit
  obligation (APBO):
  Retirees                                    $  (253)       $  (231)
  Fully eligible active plan participants        (135)          (108)
  Other active plan participants                 (860)          (884)
  Total APBO                                   (1,248)        (1,223)
  Plan assets                                       0              0
  APBO less than plan assets                   (1,248)        (1,223)
  Unamortized transition obligation               686            730
  Unrecognized (gain) loss                          1             83
  Accrued post benefit obligation             $  (561)       $  (410)

The measurement of the APBO assumes a 7% discount rate and a health care cost trend rate of 9.5% in 1996 decreasing to 5.5% by the year 2007 and beyond. A one-percentage point increase in the assumed health care cost trend rate would increase the APBO by approximately 13% and the periodic cost by about 13%.

Employee Stock Purchase Plan. The Company's Employee Stock Purchase Plan offers common stock at a discount to qualified employees. During 1996, 1995 and 1994, 5,455, 3,774 and 5,062 shares, respectively, were issued under the Plan for aggregate consideration of $90,000, $55,000 and $81,000, respectively.

Financial Instruments

The carrying amounts reported in the balance sheet for cash and overnight investments, investments held in escrow for environmental costs, notes payable, taxes accrued and other accrued liabilities' approximate fair value. The Company does not enjoy a debt rating and therefore the Company has no reasonable way of estimating the current rate at which similar first mortgage bonds would be made to borrowers with similar debt ratings and maturities. However, the current bonds outstanding were issued in 1988 and 1992 and since that time interest rates have declined, and thus it is reasonable to assume that the fair value of existing first mortgage bonds would be more than their carrying value.

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

West Palm Beach Site. The Company is currently conducting a contamination assessment investigation of a parcel of property owned by it in West Palm Beach, Florida. After a preliminary contamination assessment investigation indicated soil and groundwater impacts, the Company entered into a consent order with the FDEP. The consent order requires the Company to delineate the extent of soil and groundwater impacts associated with the prior operation of a gasification plant on the property and requires the Company to remediate any soil and groundwater impacts, if necessary. In June 1992 the Company commenced the contamination assessment investigation. The Company completed the additional contamination assessment activities in December 1995, and submitted a report to FDEP summarizing the results of such activities. Following discussions with FDEP, the Company agreed to conduct further limited assessment activities in 1997. Prior to the completion of this work, it is not possible to determine to an acceptable degree of certainty the complete extent or cost of remedial action, if any, which may be required. However, preliminary estimates from the Company's environmental consultant suggest that total contamination assessment and remediation costs for this site may reach approximately $3,250,000. Until the FDEP determines the contamination assessment investigation is completed, it is not possible at this time to determine when and how much of such costs the Company will have to pay. A portion of the on-site impacts have been determined to be eligible for reimbursement from a state fund and the FDEP has determined that a portion of the work conducted off-site is eligible for reimbursement under state law.
Due to the rate relief granted to the Company for environmental costs and insurance settlement proceeds for environmental costs received by the Company which are being held in escrow, as well as the potential for reimbursement from the state for a portion of the assessment and remediation, the Company believes that it will not incur material future expenditures to achieve compliance with existing environmental laws and regulations.

Sanford Site. The Company owns a parcel of property located in Sanford, Florida. Prior to the Company's acquisition of this property, it had been the site of a gasification plant. The FDEP issued a Warning Notice to the Company which required the Company to conduct a contamination assessment investigation of the property. A preliminary investigation revealed that soil was impacted throughout the center of the property.

In 1992, the Company brought suit in federal court in Orlando against former owners and operators of the gasification plant to seek recovery of the Company's compliance costs at this property. The Company later entered into a cost sharing agreement with four former owners/operators of the gasification plant. Under that agreement, the parties agreed to share equally in the cost of the contamination assessment investigation of the property. Upon implementation of the cost sharing agreement, the Company dismissed the cost recovery action in 1995.

The initial contamination assessment investigation was completed and a Contamination Assessment Report (CAR) was delivered to FDEP on February 4, 1994. In April 1995, FDEP provided the parties with its response to the CAR requiring additional soil and groundwater sampling. At present, the parties have been unable to reach agreement with FDEP or EPA on the scope of the additional assessment activities in the vicinity of the site. By letter, dated May 9, 1995, EPA, Region IV, extended an offer to the Company to conduct an Expanded Site Investigation (ESI) and a Remedial Investigation/Feasibility Study (RI/FS) in connection with EPA's effort to evaluate whether the site should be proposed for addition to the national priorities list. The Company declined to fund or perform the ESI because the primary scope of the ESI was focused on off-site areas where historical practices may have resulted in contamination many years before FPUC acquired title to the real property on which the gasification plant was located. In July 1995, EPA advised the Company that EPA would proceed with the ESI. Pending completion of the ESI and RI/FS by EPA, we are unable to determine, to an acceptable degree of certainty, the extent or cost of remediation by EPA or FDEP at this site and it is not possible to determine the complete extent or cost of remedial action, if any, which may be required. However, preliminary estimates from the Company's environmental consultant suggest that total contamination assessment and remedial costs for the site may reach approximately $2,750,000. Pending completion of the ESI and RI/FS by EPA, it is not possible to determine when and how much of such costs the Company will have to pay. Due to the rate relief granted to the Company for environmental costs and insurance settlement proceeds for environmental costs received by the Company which are being held in escrow, as well as the potential for recovery of a portion of the assessment and remediation costs from several former owners/operators of the gasification plant, the Company believes that it will not incur material future expenditures to achieve compliance with existing environmental laws and regulations for this site.

Pensacola Site. The Company was a former owner/operator of a gasification plant at this site for several years. The FDEP notified the Company and other alleged responsible parties to conduct additional soils and groundwater sampling to determine the extent of soil and groundwater impacts at a property
previously the site of a gasification plant in Pensacola, Florida.   The
Company and other alleged responsible parties have agreed to share equally the costs of such an investigation.

A contamination assessment report addendum (CARA) describing the results of completed contamination assessment investigations was delivered to FDEP in November 1995. By letter dated March 29, 1996, FDEP notified all parties of FDEP's approval of a monitoring only plan (MOP) as a permanent remedy for the site. The Company has agreed to share the costs of the MOP with the other alleged responsible parties. Due to the rate relief granted to the Company for environmental costs and insurance settlement proceeds for environmental costs received by the Company which are being held in escrow, as well as the potential for recovery of a portion of the assessment and remediation costs from several current and former owners/operators of the site, the Company believes that it will not incur material future expenditures to achieve compliance with existing environmental laws and regulations for this site.

Georgia Transformer Site.  In October 1994, the Environmental Protection Agency
(EPA) issued a Notice of Potential Liability to the Company in which the EPA identified the Company as a potentially responsible party (PRP) in connection with a site in Georgia where the Company was alleged to have sent transformers for repair. In the notice, the EPA demanded that PRPs for the site reimburse the EPA for response costs that it had incurred through August 1994 in connection with soil remediation efforts.

The Company, along with the PRPs, has entered into settlement agreement in 1995 with the EPA and the Company paid its share of the response costs in the amount of approximately $8,300. Since the EPA and the State of Georgia are currently evaluating whether additional contamination assessment and remedial action may be required at this site, it is not possible to determine the nature and extent of soil or groundwater impacts on the site, nor is it possible to determine the extent or cost of additional remedial action which may be required. Based on the Company's volumetric share of materials sent to the site, the Company believes that it will not incur significant future expenditures to satisfy its obligations at this site.

Insurance Claims and Rate Relief. The Company notified its insurance carriers of environmental impacts detected at each of the former manufactured gas plant
(MGP) sites discussed above.

As a result of negotiations with the Company's major insurance carriers that concluded in 1995, such carriers agreed to pay settlement proceeds totaling approximately $4,200,000 for certain environmental costs. In addition, the Florida Public Service Commission has allowed the Company to recover through rate relief environmental expenses of approximately $2,400,000 over a ten-year period at the rate of approximately $240,000 per year.

Due to the rate relief granted the Company for environmental costs and insurance settlement proceeds for environmental costs received by the Company which are being held in escrow, the Company believes that any future contamination assessment and remedial costs arising from any of these sites will not be material to the Company's operating results or liquidity.

Quarterly Financial Data (Unaudited)

The quarterly financial data presented below reflects the influence of, among other things, seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to central and southern Florida during the winter season (in thousands, except per share amounts):

                              FIRST      SECOND       THIRD       FOURTH
1996                         QUARTER     QUARTER     QUARTER      QUARTER

Revenues                     $23,519     $17,918     $18,756      $18,617
Operating margin               7,995       6,187       6,177        6,412
Operating profit               3,221       1,368       1,188        1,247
Net income                     1,564         418         341          428
Earnings per share1             1.06         .28         .23          .29

1995

Revenues                     $18,565     $17,681     $17,729      $18,052
Operating margin               7,044       5,876       5,980        6,501
Operating profit               2,453       1,204       1,216        1,647
Net income                     1,113         352         354          619
Earnings per share               .76         .24         .24          .42

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
   None.









                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

   Information concerning directors and nominees of the Registrant is included under the caption "Nominees and Continuing Directors" in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders and is incorporated by reference herein.

   The following table sets forth certain information about the executive officers of the Registrant as of March 10, 1997.


       Name            Age     Position                   Date

       R. L. Terry      77     Chairman of the Executive
                               Committee                 1985 - Present

       F. C. Cressman   63     President                 1985 - Present
                               Chief Executive Officer   1991 - Present

       John T. English  53     Senior Vice President     1993 - Present

       Charles L. Stein 47     Vice President            1993 - Present

       Darryl L. Troy   55     Vice President            1993 - Present

       Jack R. Brown    62     Treasurer                 1988 - Present
                               Corporate Secretary       1995 - Present

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

     (a)  1.  Financial Statements
           The following consolidated financial statements of Florida Public Utilities Company are included in the Registrant's 1996 Annual Report to Shareholders.
                 Independent Auditors' Report
                 Consolidated Statements of Income
                 Consolidated Balance Sheets
                 Consolidated Statements of Capitalization
                 Consolidated Statements of Common Shareholders' Equity Consolidated Statements of Cash Flows
                 Notes to Financial Statements

          2.  Financial Statement Schedules

              All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

          3.  Exhibits

              See Exhibit Index following signatures.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended December 31, 1996.





SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY
(Registrant)

By       /s/ Jack R. Brown
         Jack R. Brown
         (Principal Financial and Accounting Officer)

Date     March 21, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         /s/ Robert L. Terry                         Date:  March 21, 1997
         Robert L. Terry
         Chairman of the Executive Committee and Director

         /s/ Franklin C. Cressman                    Date:  March 21, 1997
         Franklin C. Cressman
         President and Chief Executive Officer and Director

         /s/ E. James Carr, Jr.                      Date:  March 21, 1997
         E. James Carr, Jr.
         Director

         /s/ Daniel Downey                           Date:  March 21, 1997
         Daniel Downey
         Director

         /s/ John T. English                         Date:  March 21, 1997
         John T. English
         Senior Vice President and Director

         /s/ Richard C. Hitchins                     Date:  March 21, 1997
         Richard C. Hitchins
         Director

         /s/ Gordon O. Jerauld                       Date:  March 21, 1997
         Gordon O. Jerauld
         Director



                     FLORIDA PUBLIC UTILITIES COMPANY

EXHIBIT INDEX
               (a) Exhibits

  Regulation S-K
  Item Number          21. Subsidiary of the registrant

                       23. Independent auditors' consent

                       27. Financial data schedule





EXHIBIT 21

Subsidiary of the registrant

               Name                         Jurisdiction of Incorporation

      Flo-Gas Corporation                             Florida




EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Post-Effective Amendment No. 16 to Registration Statement No. 2-24986 of Florida Public Utilities Company on Form S-8 of our report dated February 21, 1997, appearing in this Annual Report on Form 10-K of Florida Public Utilities Company for the year ended December 31, 1996.



DELOITTE & TOUCHE LLP
Certified Public Accountants
West Palm Beach, Florida
March 18, 1997