Form 10-Q
period 1997-03-31
FLORIDA PUBLIC UTILITIES CO
filed 1997-05-06
CIK 37643

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At April 30, 1997 there were 1,480,897 shares of $1.50 par value common shares outstanding.










                 FLORIDA PUBLIC UTILITIES COMPANY
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                          (in thousands)


                                              March 31,  December 31,
                                                 1997        1996

ASSETS

Utility Plant                                 $108,046       $106,684
  Less accumulated depreciation and
    amortization                                37,482         36,808
      Net utility plant                         70,564         69,876

Current Assets
  Cash and overnight investments                   887            841
  Accounts receivable - net                      8,348          8,062
  Inventories and prepayments                    3,535          4,079
      Total                                     12,770         12,982

Investments Held in Escrow for
  Environmental Costs                            3,048          2,881

Deferred Charges                                 1,288          2,430

Deferred Income Taxes and
  Regulatory Asset                               2,826          2,825

      Total                                   $ 90,496       $ 90,994


CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity                 $ 25,204       $ 24,511
  Preferred stock                                  600            600
  Long-term debt                                23,500         23,500
      Total                                     49,304         48,611

Current Liabilities
  Notes payable                                  7,200          7,900
  Accounts payable                               5,690          7,564
  Taxes accrued                                    962            308
  Other                                          5,548          4,677
  Customer deposits                              3,693          3,634
      Total                                     23,093         24,083

Deferred Credits                                 6,988          6,975

Deferred Income Taxes and
  Regulatory Liability                          11,111         11,325

      Total                                   $ 90,496       $ 90,994










                  FLORIDA PUBLIC UTILITIES COMPANY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (dollars in thousands, except per share data)



                                                  Three Months Ended
                                                       March 31,
                                                  1997           1996

Revenues
  Natural gas                                    $10,702        $11,036
  Electric                                         9,560         10,393
  Water                                              439            412
  Propane gas                                      1,442          1,678
    Total revenues                                22,143         23,519

Cost of Fuel and Taxes
 Based on Revenues                                14,835         15,524

Operating Margin                                   7,308          7,995

Operating Expenses
  Operations                                       3,470          3,381
  Depreciation                                       994            960
  Taxes other than income taxes                      459            433
  Income taxes                                       581            955
    Total operating expenses                       5,504          5,729

Operating Income                                   1,804          2,266

Interest Expense                                    (759)          (709)
Other Income                                           1              7

Net Income                                         1,046          1,564

Preferred Stock Dividends                              7              7

Earnings for Common Stock                        $ 1,039        $ 1,557

Earnings Per Common Share                        $   .70        $  1.06

Dividends Per Common Share                       $   .30        $   .30

Average Shares Outstanding                     1,478,771      1,464,479
                FLORIDA PUBLIC UTILITIES COMPANY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (in thousands)



                                                    Three Months Ended
                                                         March 31,
                                                    1997           1996
Cash Flows from Operating Activities
  Net income                                      $1,046         $1,564
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                     994            960
    Other                                           (148)           174
  Changes in operating assets and liabilities
    Accounts receivable                             (326)        (1,335)
    Inventories and prepayments                      544             16
    Accounts payable and accrued expenses           (251)         2,702
    Over/(under)recovery of fuel costs             1,180           (913)
    Other                                            (51)            32

    Net cash provided by operating activities      2,988          3,200

Cash Flows from Investing Activities
  Construction expenditures                       (1,726)        (1,692)
  Other                                             (164)           (18)
    Net cash used by investing activities         (1,890)        (1,710)

Cash Flows from Financing Activities
  Net change in short-term borrowings               (700)        (1,100)
  Dividends paid                                    (449)          (431)
  Other                                               97             75

    Net cash used by financing activities         (1,052)        (1,456)

Net Increase in Cash and Overnight Investments        46             34

Cash and Overnight Investments at Beginning
  of Period                                          841            270

Cash and Overnight Investments at End
  of Period                                       $  887         $  304

                 FLORIDA PUBLIC UTILITIES COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997

1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. The results of operations are not necessarily indicative of the results expected for the full year.

2. The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends. At March 31, 1997, under the most restrictive provision, approximately $4,100,000 of retained earnings were unrestricted.

                 FLORIDA PUBLIC UTILITIES COMPANY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MARCH 31, 1997



Financial Condition The Company has a $15,000,000 line of credit with its primary bank of which $7,200,000 is outstanding. The line provides for interest at LIBOR plus one-half percent. The Company is approved by the Florida Public Service Commission to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

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

                                     1997         1996        1995
Natural and Propane Gas
  Operating margin                $ 4,586      $ 5,273     $ 4,545
  Less propane gas                    760          940         892
  Remainder                       $ 3,826      $ 4,333     $ 3,653

Electric
  Operating margin                $ 2,323      $ 2,347     $ 2,159
  Less industrial                     132          125         161
  Remainder                       $ 2,191      $ 2,222     $ 1,998


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

Natural and Propane Gas Service Total natural and propane gas service operating margin decreased $687,000 or about 13% in 1997 as compared with 1996. Excluding propane gas operating margin from total gas operating margin, remaining operating margin decreased $507,000 or about 12% in 1997 as compared with 1996. The decrease in natural gas operating margin is due principally to a 64% decrease in heating degree days. Similarly, the decrease in propane gas operating margin is due principally to the warmer weather in 1997.

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

Electric Service Total electric service operating margin decreased $24,000 or 1% in 1997 as compared with 1996. Affecting the comparison of operating margin are two industrial customers. Excluding these customers, operating margin decreased $31,000 or about 1%. The effect on consumption of the warmer weather was greater than the effect on consumption of the 2.5% increase in customer growth.

Total electric service operating margin increased $188,000, about 9% in 1996, as compared with 1995. Excluding the two industrial customers, operating margin increased $224,000, about 11%. Other than industrial customers, the increase in operating margin is due principally to a 2% growth in customers and a 9% increase in average consumption per customer. A portion of the increase in average consumption per customer is attributable to the colder weather in 1996.

Operating Expenses In 1997, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $149,000, or about 2% in relation to operating margin. Operating expenses have generally increased in all classifications of expense, with the exception of propane delivery costs, due primarily to inflationary pressures. Propane delivery costs decreased due to warmer weather reducing the number of deliveries.

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

Interest expense increased in 1997 versus 1996 due primarily to greater weighted average amounts outstanding in 1997 compared with 1996. Interest rates were virtually unchanged from period to period.

PART II.

                        OTHER INFORMATION


Item 4. Submission of matters to a vote of security holders.

        (a)  The annual meeting of stockholders was held on April 15, 1997.

         (b) Directors elected: Daniel Downey, John T. English and Robert L. Terry.
             Directors continuing: E. James Carr, Jr., Franklin C. Cressman, Richard C. Hitchins and Gordon O. Jerauld.

        (c)  None.

        (d)  None.

Item 6. Exhibits and reports on Form 8-K.

        (a)  None.

        (b)  Reports on Form 8-K:
             There were no reports on Form 8-K filed for the quarter ending March 31, 1997.

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


Date:  May 6, 1997