Form 10-Q
period 1997-06-30
FLORIDA PUBLIC UTILITIES CO
filed 1997-08-13
CIK 37643

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At July 31, 1997 there were 1,486,355 shares of $1.50 par value common shares outstanding.










                 FLORIDA PUBLIC UTILITIES COMPANY
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                          (in thousands)


                                               June 30,   December 31,
                                                 1997         1996

ASSETS

Utility Plant                                 $109,447       $106,684
  Less accumulated depreciation and
    amortization                                38,062         36,808
      Net utility plant                         71,385         69,876

Current Assets
  Cash and overnight investments                   398            841
  Accounts receivable - net                      6,645          8,062
  Inventories and prepayments                    3,355          4,079
      Total                                     10,398         12,982

Investments Held in Escrow for
  Environmental Costs                            2,840          2,881

Deferred Charges                                 1,185          2,430

Deferred Income Taxes and
  Regulatory Asset                               2,844          2,825

      Total                                   $ 88,652       $ 90,994


CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity                 $ 25,331       $ 24,511
  Preferred stock                                  600            600
  Long-term debt                                23,500         23,500
      Total                                     49,431         48,611

Current Liabilities
  Notes payable                                  6,100          7,900
  Accounts payable                               5,393          7,564
  Taxes accrued                                  1,169            308
  Other                                          4,762          4,677
  Customer deposits                              3,723          3,634
      Total                                     21,147         24,083

Deferred Credits                                 7,163          6,975

Deferred Income Taxes and
  Regulatory Liability                          10,911         11,325

      Total                                   $ 88,652       $ 90,994











                  FLORIDA PUBLIC UTILITIES COMPANY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (dollars in thousands, except per share data)



                                 Three Months Ended       Six Months Ended
                                       June 30,               June 30,
                                    1997       1996        1997       1996

Revenues
  Natural gas                    $ 7,578    $ 6,862    $ 18,280    $17,898
  Electric                         8,891      9,611      18,451     20,004
  Water                              486        485         925        897
  Propane gas                        923        960       2,365      2,638
     Total revenues              $17,878     17,918      40,021     41,437

Cost of Fuel and Taxes
 Based on Revenues                11,492     11,731      26,327     27,255

Operating Margin                   6,386      6,187      13,694     14,182

Operating Expenses
  Operations                       3,451      3,447       6,921      6,829
  Depreciation                     1,003        964       1,997      1,923
  Taxes other than income taxes      446        408         905        841
  Income taxes                       256        228         837      1,183
    Total operating expenses       5,156      5,047      10,660     10,776

Operating Income                   1,230      1,140       3,034      3,406

Interest Expense                    (723)      (716)     (1,482)    (1,426)
Other Income (Expense)                19         (6)         20          2

Net Income                           526        418       1,572      1,982

Preferred Stock Dividends              7          7          14         14

Earnings For Common Stock        $   519    $   411     $ 1,558    $ 1,968

Earnings Per Common Share        $   .35    $   .28     $  1.05    $  1.34

Dividends Per Common Share       $   .30    $   .30     $   .60     $   .60

Weighted Average Common Shares
  Outstanding                  1,481,297  1,466,475   1,480,034   1,465,477







                 FLORIDA PUBLIC UTILITIES COMPANY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (in thousands)


                                                        Six Months Ended
                                                             June 30,
                                                        1997          1996
Cash Flows from Operating Activities
  Net income                                         $ 1,572       $ 1,982
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities
    Depreciation                                       1,997         1,923
    Deferred income taxes                               (432)          579
    Other                                                132           142
  Changes in operating assets and liabilities
    Accounts receivable                                1,335           269
    Inventories and prepayments                          724          (372)
    Accounts payable and accrued expenses             (1,139)        1,003
    Deferred credits                                     (28)           66
    Over/(under) recovery of fuel costs                1,420        (1,224)

    Net cash provided by operating activities          5,581         4,368

Cash Flows from Investing Activities
  Construction expenditures                           (3,591)       (3,485)
  Other                                                  117           120

    Net cash used by investing activities             (3,474)       (3,365)

Cash Flows from Financing Activities
  Net change in short-term borrowings                 (1,800)          100
  Dividends paid                                        (900)         (877)
  Other                                                  150           163

    Net cash used by financing activities             (2,550)         (614)

Net Increase in Cash and Cash Equivalents               (443)          389

Cash and Overnight Investments at Beginning
  of Period                                              841           270

Cash and Overnight Investments at
  End of Period                                      $   398       $   659






                  FLORIDA PUBLIC UTILITIES COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997

1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. The results of operations are not necessarily indicative of the results expected for the full year.

2. The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends. At June 30, 1997 under the most restrictive provision, approximately $4,200,000 of retained earnings were unrestricted.










                 FLORIDA PUBLIC UTILITIES COMPANY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          JUNE 30, 1997



Financial Condition The Company has a $15,000,000 line of credit with its primary bank of which $6,100,000 is outstanding at June 30, 1997. The line provides for interest at LIBOR plus 50 basis points. The Company is approved by the Florida Public Service Commission to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

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

Summary of Operating Margins
  (in thousands)
                                               Six Months Ended June 30,
                                             1997        1996        1995
Natural and Propane Gas
  Operating margin                        $ 8,237     $ 8,749     $ 7,804
  Less propane gas                          1,286       1,518       1,440
  Remainder                               $ 6,951     $ 7,231     $ 6,364

Electric
  Operating margin                        $ 4,617     $ 4,616     $ 4,365
  Less industrial                             281         264         308
  Remainder                               $ 4,336     $ 4,352     $ 4,057

                                              Three Months Ended June 30,
                                             1997        1996        1995
Natural and Propane Gas
  Operating margin                        $ 3,651     $ 3,476     $ 3,259
  Less propane gas                            526         578         548
  Remainder                               $ 3,125     $ 2,898     $ 2,711

Electric
  Operating margin                        $ 2,294     $ 2,269     $ 2,206
  Less industrial                             148         139         147
  Remainder                               $ 2,146     $ 2,130     $ 2,059

Operating Margin Operating margin, defined as gross operating revenues less cost of fuel and taxes passed-through to customers which are based on revenues, provides a more meaningful basis for evaluating utility operations since fuel costs and taxes passed-through to customers have no effect on results of operations.

Six Months Ended June 30, 1997 Compared With Six Months Ended June 30, 1996

Natural and Propane Gas Service. Total natural and propane gas service operating margin decreased $512,000 or about 6% in 1997 as compared with 1996. Excluding propane gas operating margin from total gas operating margin, remaining operating margin decreased $280,000 or about 4% in 1997 as compared with 1996. The decrease in natural gas operating margin is due principally to a 60% decrease in heating degree days early in 1997. Propane gas operating margin decreased $232,000, or about 15%. Similarly, the decrease in propane gas operating margin is due principally to the warmer weather early in 1997.

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

Electric Service. Total electric service operating margin remained unchanged in 1997 as compared with 1996. Affecting the comparison of operating margin are two industrial customers. Excluding these customers, operating margin decreased $16,000. The effect on consumption of the warmer weather early in 1997 was greater than the 2.5% increase in customer growth.

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

Operating Expenses. In 1997, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $229,000, or almost 2% in relation to operating margin. Operating expenses increased marginally in all classifications of expense due primarily to inflationary effects.

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

Interest expense increased in 1997 versus 1996 due primarily to greater weighted average amounts outstanding at slightly greater rates in 1997 as compared with 1996.

Cash Flows. Net cash provided by operating activities increased $1,213,000 due to major changes in almost every component of cash provided by operating activities. The most significant of the changes occurred in over/under recovery of fuel costs, a change of $2,644,000, due to increased natural gas prices in 1996 that were not recovered from customers until 1997. Also, a change of $2,142,000 occurred in accounts payable and accrued expenses, due principally to increased off-system sales and increased gas and electric fuel costs. The change in deferred taxes resulted from the changes in over/under recovery of fuel costs.

Three Months Ended June 30, 1997 Compared with Three Months Ended June 30, 1996

Natural and Propane Gas Service. Total natural and propane gas service operating margin increased $175,000 or about 5% in 1997 as compared with 1996. Excluding propane gas operating margin from total gas operating margin, remaining operating margin decreased $227,000 or about 8% in 1997 as compared with 1996. The increase in natural gas operating margin is due principally to an approximate 2% increase in customers and a 5% increase in average consumption per customer. Propane gas operating margin decreased $52,000, or about 9%, due primarily to a 2% decrease in customers (some of which were converted to natural gas) and an 8% decrease in average consumption per customer.

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

Electric Service. Total electric service operating margin increased $25,000 or 1% in 1997 as compared with 1996. Affecting the comparison of operating margin are two industrial customers. Excluding these customers, operating margin increased $16,000 or less than 1%.

Total electric service operating margin increased $63,000, about 3% in 1996, as compared with 1995. Affecting the comparison of operating margins are two industrial customers. Excluding these customers, operating margin increased $71,000, about 3%. Other than industrial customers, the increase in operating margin is due primarily to a 2% growth in customers.

Operating Expenses. In 1997, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $81,000, or about 1% in relation to operating margin. Operating expenses increased marginally in all classifications of expense, due primarily to inflationary pressures.

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

Interest expense increased in 1997 versus 1996 due primarily to greater weighted average amounts outstanding at slightly greater rates in 1997 as compared with 1996.

PART II.

                        OTHER INFORMATION



Item 6. Exhibits and reports on Form 8-K.

        (a)  None.

        (b)  Reports on Form 8-K:
             There were no reports on Form 8-K filed for the quarter ending June 30, 1997.

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


Date: August 13, 1997