Form 10-Q
period 1997-09-30
FLORIDA PUBLIC UTILITIES CO
filed 1997-11-07
CIK 37643

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At October 31, 1997 there were 1,488,586 shares of $1.50 par value common shares outstanding.






                 FLORIDA PUBLIC UTILITIES COMPANY
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                          (in thousands)


                                          September 30,  December 31,
                                               1997          1996

ASSETS

Utility Plant                                 $111,001       $106,684
  Less accumulated depreciation and
    amortization                                38,842         36,808
      Net utility plant                         72,159         69,876

Current Assets
  Cash and overnight investments                   512            841
  Accounts receivable - net                      7,375          8,062
  Inventories and prepayments                    3,909          4,079
      Total                                     11,796         12,982

Investments Held in Escrow for
  Environmental Costs                            2,890          2,881

Deferred Charges                                 1,095          2,430

Deferred Income Taxes and
  Regulatory Asset                               2,953          2,825

      Total                                   $ 90,893       $ 90,994


CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity                 $ 25,894       $ 24,511
  Preferred stock                                  600            600
  Long-term debt                                23,500         23,500
      Total                                     49,994         48,611

Current Liabilities
  Notes payable                                  5,400          7,900
  Accounts payable                               5,619          7,564
  Taxes accrued                                  1,650            308
  Other                                          5,543          4,677
  Customer deposits                              3,768          3,634
      Total                                     21,980         24,083

Deferred Credits                                 8,145          6,975

Deferred Income Taxes and
  Regulatory Liability                          10,774         11,325

      Total                                   $ 90,893       $ 90,994





                  FLORIDA PUBLIC UTILITIES COMPANY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (dollars in thousands, except per share data)



                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                         1997       1996       1997       1996

Revenues
  Natural gas                         $ 6,151    $ 6,016    $24,431    $23,914
  Electric                              11,328    11,474     29,779     31,478
  Water                                    526       530      1,451      1,427
  Propane gas                              727       736      3,092      3,374
     Total revenues                     18,732    18,756     58,753     60,193

Cost of Fuel and Taxes
 Based on Revenues                      12,410    12,579     38,737     39,834

Operating Margin                         6,322     6,177     20,016     20,359

Operating Expenses
  Operations                             3,565     3,583     10,486     10,413
  Depreciation                           1,010       973      3,007      2,896
  Taxes other than income taxes            468       433      1,373      1,273
  Income taxes                             179       119      1,016      1,302
    Total operating expenses             5,222     5,108     15,882     15,884

Operating Income                         1,100     1,069      4,134      4,475

Interest Charges and Other
  Interest expense                        (717)     (705)    (2,199)    (2,131)
  Other income (expense)                    12       (23)        32        (21)
  Gain from sale of non-utility            837                  837
   property
  Income taxes on above gain              (315)                (315)

Net Income                                 917       341      2,489      2,323

Preferred Stock Dividends                    7         7         21         21

Earnings For Common Stock              $   910   $   334    $ 2,468    $ 2,302

Earnings Per Common Share              $   .61   $   .23    $  1.67    $  1.57

Dividends Per Common Share             $   .30   $   .30    $   .90    $   .90

Weighted Average Common Shares
  Outstanding                        1,486,355 1,471,295  1,482,141  1,467,416







                FLORIDA PUBLIC UTILITIES COMPANY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (in thousands)


                                                        Nine Months Ended
                                                          September 30,
                                                        1997          1996
Cash Flows from Operating Activities
  Net income                                         $ 2,489       $ 2,323
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities
    Depreciation                                       3,007         2,896
    Gain from sale of non-utility property              (837)
    Deferred income taxes                               (678)          276
    Other                                                196           201
  Changes in operating assets and liabilities
    Accounts receivable                                  563           199
    Inventories and prepayments                          170          (295)
    Accounts payable and accrued expenses                392         2,196
    Environmental insurance proceeds                     259           103
    Over/(under) recovery of fuel costs                2,060          (305)
    Other                                                (12)          (69)

    Net cash provided by operating activities          7,609         7,525

Cash Flows from Investing Activities
  Construction expenditures                           (5,416)       (5,550)
  Proceeds from sale of non-utility property             886
  Other                                                  194           141

    Net cash used by investing activities             (4,336)       (5,409)

Cash Flows from Financing Activities
  Repayments of short-term borrowings - net           (2,500)         (300)
  Dividends paid                                      (1,351)       (1,324)
  Other                                                  249           201

    Net cash used by financing activities             (3,602)       (1,423)

Net Increase (Decrease) in Cash and Overnight
   Investments                                          (329)          693

Cash and Overnight Investments at Beginning
  of Period                                              841           270

Cash and Overnight Investments at End of
  Period                                             $   512       $   963





                 FLORIDA PUBLIC UTILITIES COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997

1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. The results of operations are not necessarily indicative of the results expected for the full year.

2. The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends. At September 30, 1997, under the most restrictive provision, approximately $4,600,000 of retained earnings were unrestricted.

3. In September 1997, the Company sold non-utility, unimproved real property for a gain after income taxes of $522,000, equal to $0.35 per share.





                FLORIDA PUBLIC UTILITIES COMPANY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        SEPTEMBER 30, 1997



Financial Condition. The Company has a $15,000,000 line of credit with its primary bank of which $5,400,000 was outstanding at September 30, 1997. The line provides for interest at LIBOR plus one-half percent. The Company is approved by the Florida Public Service Commission to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

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

Summary of Operating Margins
  (in thousands)
                                            Nine Months Ended September 30,
                                              1997        1996         1995
Natural and Propane Gas
  Operating margin                         $11,389     $11,846      $10,831
  Less propane gas                           1,728       1,979        1,905
  Remainder                                $ 9,661     $ 9,867      $ 8,926

Electric
  Operating margin                         $ 7,161     $ 7,164      $ 6,894
  Less industrial                              428         407          462
  Remainder                                $ 6,733     $ 6,758      $ 6,432

                                           Three Months Ended September 30,
                                              1997        1996         1995
Natural and Propane Gas
  Operating margin                         $ 3,152     $ 3,097      $ 3,027
  Less propane gas                             442         462          464
  Remainder                                $ 2,710     $ 2,635      $ 2,563

Electric
  Operating margin                         $ 2,544     $ 2,548      $ 2,529
  Less industrial                              148         142          154
  Remainder                                $ 2,396     $ 2,406      $ 2,375

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

Nine Months Ended September 30, 1997 Compared With Nine Months Ended September 30, 1996

Natural and Propane Gas Service. Total natural and propane gas service operating margin decreased $457,000 or about 4% in 1997 as compared with 1996. Excluding propane gas operating margin from total gas operating margin, remaining operating margin decreased $206,000 or about 2% in 1997 as compared with 1996. Propane gas operating margin decreased $251,000, or about 13%.
The decrease in natural and propane gas operating margin is due principally to an approximate 60% decrease in heating degree days early in 1997.

Total natural and propane gas service operating margin increased $1,015,000 or about 9% in 1996 as compared with 1995. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $941,000, or about 10% as compared to 1995. The increase in natural gas operating margin is due primarily to an approximate 45% increase in heating degree days from the comparable period in 1995 and the effect of an approved final increase in base rates of $1,282,000 annually, which commenced May 1995 (approved lesser interim rates were in effect for the year until May 5th of 1995). Propane gas operating margin increased $74,000, or about 4%. Similarly, the increase in propane gas operating margin is due principally to the colder weather in 1996.

Electric Service. Total electric service operating margin decreased $3,000 in 1997 as compared with 1996. Affecting the comparison of operating margin are two industrial customers. Excluding these customers, operating margin decreased $25,000. The effect on consumption of the warmer weather early in 1997 more than offset customer growth of 2.4%.

In 1996, total electric service operating margin increased $270,000, or about 4%, as compared with 1995. Affecting the comparison of operating margins are two industrial customers and excluding these customers, operating margin increased $326,000, or about 5%. The remaining increase in operating margin is due principally to a 2% growth both in customers and in average consumption per customer.

Operating Expenses. In 1997, operations expenses (administrative and general expenses and other operating expenses), excluding cost of fuel and taxes passed-through to customers, increased $73,000. Such expenses increased due to inflationary pressures and were mitigated by an increase in the amortization of net periodic pension cost (actually a credit as the pension plan is over-funded). Depreciation increased, due to expansion and remodeling of our corp-orate headquarters and growth of our utility plant and taxes other than income taxes increased due to an increase in property taxes.

In 1996, total operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $506,000, or 2.5% in relation to operating margin. Operating expenses have increased generally in all classifications of expense due primarily to inflationary pressures.

Income taxes were provided for at approximately the same rate in both nine-month periods. The principal differences between the effective income tax rate and the statutory federal income tax rate is the effect of state income taxes and amortization of investment tax credits.

Interest expense increased in 1997 versus 1996 due primarily to greater weighted average amounts outstanding at slightly greater rates in 1997 as compared with 1996.

Cash Flows. Net cash provided by operating activities increased only slightly when compared with last year. There were, however, significant changes in certain items. The most significant of the changes occurred in over/under recovery of fuel costs, a change of $2,365,000, due to increased natural gas prices in 1996 that were recovered from customers in 1997. Also, a change of $1,804,000 in accounts payable and accrued expenses, due principally to a decrease in accounts payable, resulting from a decrease in the cost of natural gas from year-end 1996 to September 1997. The change in deferred taxes results from the change in over/under recovery of fuel costs.


Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996

Natural and Propane Gas Service. Total natural and propane gas service operating margin increased $55,000 or about 2% in 1997 as compared with 1996. Excluding propane gas operating margin from total gas operating margin, remain-ing operating margin decreased $75,000 or about 3% in 1997 as compared with 1996. The increase in natural gas operating margin is due principally to an approximate 2% increase in customers and a like increase in average consumption per customer. Propane gas operating margin decreased $20,000, or about 4%, due primarily to a 1% decrease in customers (some of which were converted to natural gas) and an 6% decrease in average consumption per customer.

Total natural and propane gas service operating margin increased $70,000 or about 2% in 1996 as compared with 1995. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $72,000, or about 3% as compared to 1995. The increase in natural gas operating margin is due primarily to customer growth. Propane gas operating margin was virtually unchanged.

Electric Service. Total electric service operating margin decreased $4,000 in 1997 as compared with 1996. Excluding the two industrial customers operating margin decreased $10,000.

Total electric service operating margin increased $19,000 in 1996 as compared with 1995. Affecting the comparison of operating margins are two industrial customers. Excluding these customers, operating margin increased $31,000, or about 1%.

Operating Expenses. In 1997, operations expenses, excluding cost of fuel and taxes passed-through to customers, decreased $18,000. Refer to the above comments for the 1997 nine-month period for comments regarding such expenses, depreciation and taxes other than incomes taxes.

In 1996, total operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $225,000, less than 4% in relation to operating margin. Operating expenses have generally increased in all classifications of expense due primarily to inflationary pressures.

Income taxes were provided for at approximately the same rate in both three month periods. The provisions were adjusted by a credit in 1996 and a debit in 1995, according to accounting principles established by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", for the net amortization of deferred taxes that were never provided for and the turn-around of deferred taxes at current rates that were originally provided for at higher rates.

Interest expense increased in 1997 versus 1996 due primarily to greater weighted average amounts outstanding at slightly greater rates in 1997 as compared with 1996.















PART II.

                        OTHER INFORMATION



Item 6. Exhibits and reports on Form 8-K.

        (a)  None.

        (b)  Reports on Form 8-K:
             There were no reports on Form 8-K filed for the quarter ending September 30, 1997

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


Date: November 7, 1997