Form 10-K405
period 1997-12-31
FLORIDA PUBLIC UTILITIES CO
filed 1998-03-23
CIK 37643

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC   20549

                                  FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

     For the fiscal year ended December 31, 1997

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


    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.[X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on March 13, 1998, was $36,576,099.

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

                       APPLICABLE ONLY TO CORPORATE REGISTRANTS

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At March 13, 1998, there were 1,492,902 common shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy statement for Annual Meeting of Stockholders, April 21, 1998. (Part
III)







                                      PART I


Item 1.  Business
  General
  The Company was incorporated on April 29, 1925 under the 1925 Florida Corporation Law and is continuing its corporate existence pursuant to such law and its Certificate of Reincorporation, as amended. The Company is regulated by the Florida Public Service Commission (except for propane gas service)and provides natural and propane gas service, electric service and water service to consumers in Florida. The Company is comprised of the following four divisions and number of customers as of December 31, 1997:
  (1) West Palm Beach, located in southeast Florida, serves natural gas to 27,980 customers and propane gas to 5,551 customers; (2) Mid-Florida, consisting of the Sanford and DeLand districts, serves 7,675 natural gas customers and 4,302 propane customers; (3) Marianna, located in the Florida panhandle, provides electricity to 11,819 customers; (4) Fernandina Beach, located in extreme northeast Florida, serves 12,123 electric customers and 6,070 water customers. The economies of West Palm Beach, Sanford, and DeLand rely somewhat on the migration of winter residents and tourists during the winter season. Agricultureand citrus processing, together with light industry, provide year-round stability. Marianna's economy is predominantly agricultural including peanuts, soy beans, corn, pork and beef. The area has many small industries. Fernandina's economy is centered around two large paper mills; ITT Rayonier, Inc. and Container Corporation of America. The beach area, Amelia Island, is noted for its fine beaches and resort amenities.

  The population by counties, as estimated by the University of Florida's Bureau of Economic and Business Research, in which the service areas are located, as of April 1, 1997, is as follows:

         West Palm Beach  (Palm Beach County)                 1,004,000
         Sanford          (Seminole County)                     337,000
         DeLand           (Volusia County)                      414,000
         Marianna         (Jackson, Calhoun & Liberty Counties)  70,000
         Fernandina Beach (Nassau County)                        53,000

  In Fernandina Beach, two large paper mills accounted for 15.4% of total 1997 electric division operating revenues and 7.6% of the Company's total operating revenues. However, such mills accounted for 6.2% of total 1997 electric division operating margin and 2.1% of the Company's total operating margin.


  Sources of Gas and Electricity
  Natural Gas
  The Company receives its total supply of natural gas at eleven city gate stations connected to Florida Gas Transmission Company's (FGT) pipeline system. In 1997, the Company constructed its eleventh gate station, DeLand South, to meet the increasing requirements of our DeLand distribution territory. The DeLand South gate station also provides an alternate gas supply in the event the other DeLand gate station malfunctions. The Company now has adequate redundancy of gate stations in each distribution system to assure continuous service to our customers.

  FGT is the sole natural gas pipeline serving peninsular Florida and is under the jurisdiction of the Federal Energy Regulatory Commission (FERC). The Company utilizes FGT solely as a transporter of natural gas. All gas supplies for the Company's traditional sales markets are independently procured by the Company from gas marketers and producers. The Company's transportation customers are responsible for obtaining their own gas supplies and arranging for pipeline transportation.

  During 1997, the Company has been actively involved in the settlement of FGT's rate proceeding, FERC Docket No. RP96-366. This proceeding was expected and was based on FGT's Phase III construction settlement filing. FGT's Phase III construction increased the pipelines deliverable within Florida by over 50%. The settlement set rates retroactive to March 1, 1997, which, over the next three years and continuing until FGT's next rate proceeding, will result in lower payments of reservation charges to FGT. Reservation rates will be as much as 5.6% lower than March 1997 levels. During 1997, reservation charges accounted for approximately one-third of the Company's $16.4 million gas cost.

  The Company  is in full compliance with the Gas Industry Standards Board's
  (GISB) standards. The GISB was formed to develop a uniform nationwide network of natural gas producers, marketers, gathering systems, pipelines, distribution companies and customers. The standards put all participants on the same time schedules for procurement, capacity transactions, invoicing, etc. It caused the network to be fully available twenty-four hours per day, 365 days per year. FGT implemented the GISB standards for their customers, including the Company, on April 1, 1997. The additional GISB tasks had a minimum incremental cost to the Company and our customers.

  Over the last seven years, the Company has gained considerable experience contracting directly with marketers and producers for gas supplies while separately contracting for transportation services from FGT. This experience appropriately postures the Company to be very effective in operating within an unbundled industry environment. The Company lowered its fuel cost substantially by directly purchasing gas supplies from sources other than FGT. All fuel cost savings are passed along to our traditional customers. Additionally, the Company has actively reduced the demand charges it pays for the pipeline capacity by "subletting" unused capacity to other shippers on FGT's system.

  The Company continues to be active in Off-System Sales since receiving approval of the appropriate tariff from the Florida Public Service Commission (FPSC). Off-System Sales allows the Company to broaden its market to include any customer within the state of Florida who currently uses natural gas. Since inception, Off-Systems Sales have been transacted between the Company and national marketers, electric generators, other gas distributors and agricultural firms. The tariff requires the sharing of any profits between the Company and its customers. Florida Public Utilities Company continues to explore all potential opportunities to keep its total cost of gas as low as possible.

  The Company is expanding the installation of its Systems Control and Data Acquisitions system (SCADA) terminals to new interruptible sales and transportation customers' sites. This system effectively allows the Company to closely monitor the usage of such customers to maximize sales and avoid high pipeline penalties. New technologies and new generations of equipment are evaluated for their potential to reduce the cost of operating our SCADA system.

  Electricity
  The Company purchases most of its electrical power supply requirements at wholesale rates from two nearby generating utilities. Less than 1% of the Company's power supply is purchased on an "as available" basis from a self-generating paper mill.

  Deregulation of the wholesale power market has enabled the Company to negotiate long term power supply agreements which reduced our cost of purchased power. Cost savings from these lower power supply costs are passed on to our customers. The Company's residential and commercial electric rates are lower than most of Florida's other electric utilities.

  During 1996, the Company executed a power supply agreement with Gulf Power Company to supply electric power for the Marianna Division. It is an eleven-year agreement which became effective January 1, 1997.

  The Jacksonville Electric Authority executed a new power supply agreement with the Company which commenced on January 1, 1996. The contract has a seven-year primary term and provides for substantial cost reductions.

  The following table sets forth the revenues, operating profit and identifiable assets of each of the Company's business segments.
  (See "Segment Information" in the Notes to Financial Statements.)

                                  1997                1996            1995
                                                 (in thousands)
      Revenues
        Natural gas            $33,475             $31,854         $26,144
        Electric                38,683              40,701          40,074
        Water                    1,911               1,854           1,674
        Propane gas              4,065               4,401           4,135

      Operating profit
        Natural gas              3,288               3,250           2,902
        Electric                 3,065               3,141           3,078
        Water                      468                 495             328
        Propane gas                (17)                138             212

      Identifiable assets
        Natural gas             35,227              33,977          32,115
        Electric                34,021              33,038          32,155
        Water                    5,270               4,584           4,508
        Propane gas              5,877               6,100           5,866

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

  Employees
  On December 31, 1997 the Company had 298 employees, of whom approximately 100 were covered under union contracts with two labor unions, the International Brotherhood of Electrical Workers and the International Chemical Workers Union. The Company does not engage in research activities.

  Competition
  Generally, in municipalities and other areas where the Company provides natural gas, electric and water services, no other utility directly renders such service.



Item 2.   Properties

  The Company's properties consist primarily of distribution systems and related facilities. At December 31, 1997 the Company owned 22 miles of electric transmission lines and 1,009 miles of electric distribution lines. The gas properties distribute gas through 1,159 miles of 3" equivalent gas main. The water property consists of deep wells, pumping equipment, water treatment facilities and a distribution system. The propane gas systems operated by the Company's subsidiary have bulk storage facilities and tank installations on the customers' premises.

  Certain properties of the Company and the shares of Flo-Gas Corporation, a wholly-owned subsidiary, are subject to a lien collateralizing the funded indebtedness of the Company under its Mortgage Indenture.



Item 3.   Legal Proceedings

  None.



Item 4.   Submission of Matters to a Vote of Security Holders

  None.



                                  PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

  The Company's common shares are traded on the American Stock Exchange under the symbol FPU.
                                  1997                 1996
                            Low        High      Low        High
  STOCK PRICES
       Quarter ended
         March 31           $19.63 - $21.00      $18.50 - $20.50
         June 30             19.88 -  21.25       18.75 -  20.38
         September 30        20.50 -  21.69       19.63 -  20.75
         December 31         22.50 -  24.63       19.75 -  21.00

  DIVIDENDS PAID
         January 1                $.30                 $.29
         April 1                   .30                  .30
         July 1                    .30                  .30
         October 1                 .30                  .30


  At March 13, 1998, there were 946 holders of record of the Registrant's Common Stock.

  See "Capitalization, Dividend Restriction" in the Notes to Financial Statements for information concerning restriction on the payment of cash dividends.



Item 6.  Selected Financial Data (in thousands, except per share data)

                                            Years Ended December 31,

                                   1997       1996     1995     1994     1993

  Revenues                     $78,134     $76,610  $72,027  $64,755  $68,626
  Operating margin              26,679      26,937   25,514   23,292   22,742
  Net income                     3,191(1)    2,751    2,438    1,717    1,751
  Earnings per common share       2.13(1)     1.85     1.66     1.18     1.22
  Dividends per common share      1.20        1.20     1.16     1.16     1.12
  Total assets                  88,622      88,169   85,240   82,281   78,035
  Utility plant - net           72,724      69,876   66,278   63,713   61,567
  Current debt                   7,600       7,900    5,600    4,673    4,028
  Long-term debt                23,500      23,500   23,500   23,500   24,173
  Common shareholders' equity   26,189      24,511   23,302   22,334   21,961

  (1) 1997 includes a gain after income taxes from the sale of non-utility real property of $522,000, $0.35 per share.



Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

  RESULTS OF OPERATIONS
  Overview. The Company is organized into three regulated business segments, natural gas, electric and water and one non-regulated business segment, propane gas. The gas and electric segments aggregate approximately 93% of total operating margin.

  Contributing to variations in operating margins are the effects of seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to central and southern Florida during the winter season.

  From the Florida Public Service Commission's (FPSC) perspective, the Company operates four distinct "entities", i.e., Marianna electric, Fernandina Beach electric, Fernandina Beach water and natural gas, consisting of Palm Beach County, Sanford and DeLand. The Company last received rate increases as follows: natural gas operations, May 1995; Marianna electric division, February 1994; and Fernandina Beach electric division, February 1989. The Company receives an increase each year for its water operation through a price index mechanism provided by the FPSC. The Company does not anticipate a need to file for a rate increase in any of its regulated operations at the present time. See "Rate Matters" in the Notes to Financial Statements (Notes).

  Summary of Operating Margins
  (in thousands)
                                          1997       1996       1995
  Natural and Propane Gas
    Operating margin                   $15,642    $15,958    $14,952
    Less propane gas                     2,300      2,573      2,488
    Remainder                          $13,342    $13,385    $12,464

  Electric
    Operating margin                   $ 9,214    $ 9,210    $ 8,967
    Less industrial                        569        537        594
    Remainder                          $ 8,645    $ 8,673    $ 8,373

  Operating Margin. Operating margin, defined as gross operating revenues less cost of fuel and taxes based on revenues which are passed-through to customers, provides a more meaningful basis for evaluating utility operations since fuel costs and taxes passed-through to customers have no effect on results of operations.

  Natural and Propane Gas Service. Total natural and propane gas service operating margin decreased $316,000 or about 2% in 1997 as compared with 1996. Excluding propane gas operating margin from total gas operating margin, remaining operating margin decreased $43,000 in 1997 as compared with 1996. Propane gas operating margin decreased $273,000, or about 11%. Two factors resulted in a net decrease in natural gas operating margin. First, there was an approximate 42% decrease in heating days in 1997 which was significantly mitigated by a 2% increase in customers, some of which were our propane gas customers who converted to natural gas. The decrease in propane gas operating margin is due principally to the decrease in heating degree days and the conversion of customers to natural gas.

  Total natural and propane gas service operating margin increased $1,006,000 or about 7% in 1996 as compared with 1995. Excluding propane gas operating margin from total gas operation margin, remaining operating margin increased $921,000 or about 7% compared with 1995. An increase of $124,000 of such increase, or 1%, is due to an industrial customer increasing its consumption by about 240% in 1996. The remaining increase in natural gas operating margin is due primarily to a 1% growth in customers, a 3% growth in average consumption and the effect of an approved final increase in base rates of $1,282,000 annually, which commenced May 1995 (approved lesser interim rates were in effect for the year until May 5th of 1995). Propane gas operating margin increased $85,000, or about 3%. The increase in propane gas operating margin is due principally to slightly higher prices in 1996.

  In 1997, operating expenses, excluding cost of fuel and taxes passed-through to customers, decreased $199,000 or 1.3% in relation to operating margin. The net decrease is attributable to decreases in two classifi-cations of expense. Administrative and general expenses decreased as the credit amortization of the net periodic pension cost increased by $90,000 in 1997 versus 1996 and casualty and workers' compensation insurance costs decreased by $146,000 as compared with 1996. Also, maintenance expenses decreased by $104,000, due principally to a reduction in maintenance personnel in 1997. Other classifications of operating expenses increased $192,000 or 1.2% due primarily to inflationary pressures.

  In 1996, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $702,000, about 4% in relation to operating margin. Operating expenses have generally increased in all classifications of expense due to inflationary pressures, with increased costs relating to the Company's new billing system, increased payroll and related costs and expenses related to the Company's natural gas mains and lines partially offset by an increase in the credit amortization of the net periodic pension cost.

  Electric Service. Total electric service operating margin remained virtually unchanged in 1997 as compared with 1996. Affecting the comparison of operating margin are two industrial customers. Excluding these customers, operating margin decreased $28,000. The effect on consumption of the warmer weather early in 1997 more than offset customer growth of 2.4%.

  Total electric service operating margin increased $243,000, or about 2.7% in 1996 as compared with 1995. Affecting the comparison of operating margins are two industrial customers. Excluding these customers, operating margin increased $300,000, or about 3.6%. Excluding these industrial customers, the increase in operating margin is due principally to a 2% growth in customers and a 1% growth in average consumption.

  In 1997, total operating expenses increased $80,000, less than 1% of operating margin. The net increase is due to two primary factors. The credit amortization of the net periodic pension cost increased in 1997 versus 1996 by $33,000 and casualty and workers' compensation insurance costs decreased by $89,000 as compared with 1996. All other classifi-cations of operating expenses increased $237,000 or 2.6% of operating margin. Approximately 60% of such increases occurred in the Fernandina Beach division. Other than inflationary pressures, tree trimming expenses accounted for most of the increase.

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

  LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows. Net cash provided by operating activities decreased $393,000 in 1997 as compared with 1996. Accounts receivable decreased in 1997, due primarily to substantially increased gas and electric fuel costs, as reflected in accounts receivable at December 1996. Inventories and prepayments increased in 1996 versus 1995 as the casualty insurance renewal date was changed in 1996 from March to September, resulting in an increase in prepaid premiums in the December 1996 balance sheet. Accounts payable and accruals decreased, due primarily to increased gas and electric fuel costs in 1996 versus 1995, (such costs leveled off in 1997) and the effect of not restoring outstanding checks to cash and accounts payable in December 1997. The net under recovery of fuel costs in 1996 was over compensated for in 1997 due principally to unanticipated warmer weather in 1997.

  Cash used in investing activities usually fluctuates within a narrow range as construction expenditures, excluding unusual items, have averaged about $6.2 million over the last five years. Included in construction expenditures in 1996 is $1,343,000 relating to the general office addition and an additional $189,000 was incurred in 1997. Also, included in 1997 expenditures was approximately $500,000 for cost of removal of facilities.

  Cash used by financing activities flucuated principally because of changes in short-term borrowings and repayment of long-term debt in 1995.

  The Company has a $15,000,000 line of credit with its primary bank of which $7,600,000 is outstanding at December 31, 1997. The line provides for interest at LIBOR plus one-half percent and expires in 2000. The Company is approved by the FPSC to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

  The Company usually has no material commitments for construction expenditures. Capital expenditures for 1998 have been budgeted for $7,113,000; however, while the actual amount expended for construction is influenced by many factors, the Company anticipates that expenditures for 1998 will not be significantly different from amounts historically incurred. For additional information see "Notes Payable" and "Capitalization" in the Notes.

  The Company anticipates that its future construction expenditures and commitments are likely to require additional debt and/or equity financing.

  Issuance of Additional Bonds. The Company's 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property. At December 31, 1997, such calculation would permit the issuance of approximately $36,000,000 of additional bonds.

  OTHER

  Year 2000. The Company is on schedule to be year 2000 compliant by the end of 1998. The program modifications are being performed by the Company's staff. All costs, consisting of programming salaries and related costs, are being expenses in the period incurred.

  Environmental Matters. The Company has several contamination sites in various stages of assessment investigation, see "Contingencies" in the Notes. Due to the rate relief granted the Company for environmental costs and insurance settlement proceeds for environmental costs received by the Company which are being held in escrow, the Company believes that any future contamination assessment and remedial costs will not be material to the Company's operating results or liquidity.












  INDEPENDENT AUDITORS' REPORT

  To the Directors and Shareholders of Florida Public Utilities Company:

  We have audited the accompanying consolidated balance sheets and statements of capitalization of Florida Public Utilities Company and its wholly-owned subsidiary, Flo-Gas Corporation, as of December 31, 1997 and 1996, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Public Utilities Company and its wholly-owned subsidiary, Flo-Gas Corporation, at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




  DELOITTE & TOUCHE LLP
  Certified Public Accountants
  West Palm Beach, Florida
  February 20, 1998






















Item 8.   Financial Statements and Supplementary Data

  CONSOLIDATED STATEMENTS OF INCOME
  (dollars in thousands, except per share data)
                                                Years Ended December 31

  Revenues                                       1997        1996        1995
  Electric                                    $38,683     $40,701     $40,073
  Natural gas                                  33,475      31,854      26,144
  Propane gas                                   4,065       4,401       4,136
  Water                                         1,911       1,854       1,674
    Total revenues                             78,134      78,810      72,027
  Cost of fuel and taxes based on revenues     51,455      51,873      46,513

  Operating Margin                             26,679      26,937      25,514

  Operating Expenses
    Operations                                 11,283      11,533      11,118
    Maintenance                                 2,512       2,526       2,409
    Depreciation and amortization               4,029       3,876       3,694
    Taxes other than income taxes               2,051       1,978       1,773
    Income taxes                                1,286       1,396       1,356
      Total operating expenses                 21,161      21,309      20,350

  Operating Income                              5,518       5,628       5,164

  Interest Charges and Other
    Long-term debt                              2,235       2,235       2,248
    Short-term borrowings                         407         348         273
    Customer deposits and other interest          253         275         246
    Other-net                                     (46)         19         (41)
    Gain from sale of non-utility property       (837)
    Income taxes on above gain                    315
      Total interest charges and other          2,327       2,877       2,726

  Net Income                                    3,191       2,751       2,438

  Preferred Stock Dividends                        29          29          29

  Earnings for Common Stock                   $ 3,162     $ 2,722     $ 2,409

  Earnings Per Common Share                   $  2.13     $  1.85     $  1.66

  Dividends Per Common Share                 $   1.20    $   1.20     $  1.16

  Average Shares Outstanding                1,483,752   1,468,974   1,454,986


  See Notes to Financial Statements.




  CONSOLIDATED BALANCE SHEETS
  (in thousands)
                                                     December 31,
  ASSETS                                          1997          1996
  Utility Plant
    Electric                                  $ 47,085      $ 44,758
    Natural gas                                 47,498        45,367
    Propane gas                                  7,292         7,156
    Water                                        7,188         6,315
    Common                                       3,293         3.088
       Total                                   112,356       106,684
    Less accumulated depreciation               39,632        36,808
       Net utility plant                        72,724        69,876

  Current Assets
    Cash                                           123           841
    Accounts receivable                          7,686         8,153
    Allowance for uncollectible accounts           (65)          (91)
    Inventories (at average or unit cost)        2,587         2,494
    Prepayments and deferrals                    1,476         1,585
       Total current assets                     11,807        12,982

  Other Assets
    Investments held in escrow for
       environmental costs                       3,024         2,881
    Deferred charges                             1,067         1,101
    Under recovery of fuel costs                               1,329
       Total other assets                        4,091         5,311

       Total                                  $ 88,622      $ 88,169

  CAPITALIZATION AND LIABILITIES
  Capitalization
    Common shareholders' equity               $ 26,189      $ 24,511
    Preferred stock                                600           600
    Long-term debt                              23,500        23,500
       Total capitalization                     50,289        48,611

  Current Liabilities
    Notes payable                                7,600         7,900
    Accounts payable                             5,596         7,564
    Dividends declared                             454           449
    Taxes accrued                                  146           308
    Interest accrued                               517           575
    Tax collections payable                        553           532
    Insurance accrued                            2,688         2,325
    Other                                          937           796
    Customer deposits                            3,782         3,634
       Total current liabilities                22,273        24,083

  Other Liabilities
    Customer advances for construction           1,269           982
    Deferred income taxes                        5,825         6,222
    Unamortized investment tax credits           1,342         1,462
    Environmental insurance proceeds and
       related earnings                          4,833         4,531
    Regulatory liabilities-tax                   2,326         2,278
    Over recovery of fuel costs                    393
    Other                                           72
    Commitments and contingencies
       Total other liabilities                  16,060        15,475

       Total                                  $ 88,622      $ 88,169

  See Notes to Financial Statements.


  CONSOLIDATED STATEMENTS OF CAPITALIZATION
  (dollars in thousands)
                                                        December 31,
                                                      1997       1996
  Common Shareholders' Equity
    Common stock, $1.50 par value, authorized
      2,000,000 shares; issued 1,594,352 shares
      in 1997; 1,585,478 shares in 1996            $ 2,392    $ 2,379
    Paid-in capital                                 11,233     10,992
    Retained earnings                               14,532     13,151
    Treasury stock - at cost (105,766 shares
      in 1997; 111,831 shares 1996)                 (1,968)    (2,011)

      Total common shareholders' equity             26,189     24,511

  Preferred Stock
    4 3/4% Series A, $100 par value, redemption
      price $106.00, authorized and outstanding
      6,000 shares                                     600        600

  Long-Term Debt
    First mortgage bonds
      Series
       9.57% due 2018                               10,000     10,000
       10.03% due 2018                               5,500      5,500
       9.08% due 2022                                8,000      8,000
       Total long-term debt                         23,500     23,500

  Total Capitalization                             $50,289    $48,611


  CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
  (dollars in thousands)
                           Common Stock
                       Shares  Aggregate  Paid-in  Retained  Treasury Stock
                       Issued  Par Value  Capital  Earnings  Shares    Cost
  Balance,
  December 31, 1994 1,567,119   $2,351   $10,597   $11,469  121,860  $(2,083)
  Net income                                         2,438
  Dividends                                         (1,716)
  Stock plans          10,663       16       200             (4,174)      30
  Balance,
  December 31, 1995 1,577,782    2,367    10,797    12,191  117,686   (2,053)
  Net income                                         2,751
  Dividends                                         (1,791)
  Stock plans           7,696       12       195             (5,855)      42
  Balance,
  December 31, 1996 1,585,478    2,379    10,992    13,151  111,831   (2,011)
  Net income                                         3,191
  Dividends                                         (1,810)
  Stock plans           8,874      13        241             (6,065)      43
  Balance
  December 31, 1997 1,594,352  $2,392    $11,233   $14,532  105,766  $(1,968)

  See Notes to Financial Statements.





  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)
                                                   Years Ended December 31,
                                                   1997      1996      1995
  Cash Flows from Operating Activities
    Net income                                  $ 3,191   $ 2,751   $ 2,438
    Adjustments to reconcile net income to
    net cash from operating activities
      Depreciation                                4,029     3,876     3,694
      Deferred income taxes                        (347)      578       367
      Investment tax credits                       (120)     (121)     (121)
      Other                                         382       406       338
      Gain on sale of non-utility property         (837)
    Effects of changes in
      Receivables                                   269      (936)   (1,396)
      Inventories and prepayments                    16      (924)     (192)
      Accounts payable and accruals              (1,514)    2,918     2,606
      Environmental insurance proceeds
       and related earnings                         301       145     1,201
      Over/(under) recovery of fuel costs         1,722    (1,197)   (1,400)
      Other                                         (68)      (79)     (110)
       Net cash provided by operating
       activities                                 7,024     7,417     7,425

  Cash Flows from Investing Activities
    Construction expenditures                    (7,034)   (7,653)   (6,401)
    Customer advances for construction              287       175      (319)
    Purchase of long-term investments              (143)     (145)   (2,737)
    Other                                            70
    Proceeds from sale of non-utility property      886
       Net cash used by investing
       activities                                (5,934)   (7,623)   (9,457)

  Cash Flows from Financing Activities
    Net short-term borrowings (repayments)         (300)    2,300     1,600
    Proceeds from common stock plans                297       250       246
    Dividends paid                               (1,805)   (1,773)   (1,711)
    Repayments of long-term debt                                       (673)
       Net cash provided (used) by
       financing activities                      (1,808)      777      (538)

  Net Increase (Decrease) in Cash                  (718)      571    (2,570)
  Cash at Beginning of Year                         841       270     2,840
  Cash at End of Year                           $   123   $   841   $   270

  Supplemental Cash Flow Information
    Cash was paid during the years as follows:
    Interest                                    $ 2,719   $ 2,585   $ 2,511
    Income Taxes                                  1,845     1,534     1,006

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

Accordingly, the Company has recognized certain regulatory assets and liabilities. Such regulatory items relate to deferred income taxes, unamortized debt reacquisition costs, unamortized rate case expense and property damage self-insurance reserves. The Company believes that the FPSC will continue to allow the Company to recover such items through its rates.

The Company has agreed with the FPSC staff to limit its earned return on equity for its regulated electric and natural gas operations. The disposition of any excess earnings is left to the discretion of the FPSC, with alternatives including a refund to customers, additional contributions to storm damage reserves, or the reduction of any depreciation reserve deficiency. Excess earnings for 1996 at one of the Company's electric divisions was ordered by the FPSC to be added to that division's storm damage reserve. The Company believes it has adequately reserved for 1997 excess earnings.

Following FPSC rules for water utilities, the Company filed for and was granted a price index revenue increase in the Fernandina Beach water division. This increase, approximating $19,000 on an annual basis, was placed into effect in July, 1997. A similar price index filing is planned for 1998.

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

Certain reclassifications have been made to the prior years' financial statements and other financial information contained herein to conform with the 1997 presentation.

Utility Plant and Depreciation. Utility plant is stated at original cost. The costs of additions to utility plant include contracted services, direct labor and materials. The costs of units of property retired are removed from utility plant, and such costs plus removal costs, less salvage, are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to operating expenses. Substantially all of the utility plant and the shares of Flo-Gas Corporation collateralize the Company's First Mortgage Bonds.

Depreciation is computed using the composite straight-line method at rates prescribed by the FPSC for financial accounting purposes. Such rates are based on estimated service lives of the various classes of property. Depreciation provisions on average depreciable property approximate 3.7% per year.

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

Use of Estimates. Inherent in the accounting process is the use of estimates when preparing financial statements in accordance with generally accepted accounting principles. Accordingly, the Company has used estimates in the preparation of its financial statements including the accrual for uninsured liability claims. The Company is self-insured for the first $250,000 of each liability claim and therefore accrues for estimated losses occurring from both asserted and unasserted claims. The estimate for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The Company's portion of liability claims incurred for the ten year period ended in 1997 averaged approximately $85,000 per year and the accrual for such claims was approximately $1,000,000 at December 31, 1997.
The Company believes that its accrual for potential liability claims is adequate.

Notes Payable

The Company has a line of credit agreement with its primary bank providing for a $15,000,000 loan with interest at LIBOR plus one-half percent. $14,000,000 of such loan is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division. At December 31, 1997 there was a balance outstanding of $7,600,000. The weighted-average interest rates at December 31, 1997 and 1996 were approximately 6.2%.

Capitalization

Common Shares Reserved. The Company has reserved 18,498 common shares for issuance under the Dividend Reinvestment Plan and 16,992 common shares for issuance under the Employee Stock Purchase Plan.

Dividend Restriction. The Indenture of Mortgage and Deed of Trust and supplements thereto provide for restriction of the payment of cash dividends. At December 31, 1997 approximately $5,900,000 of retained earnings were free of such restriction.

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

Business segment information for 1997, 1996, and 1995 is summarized as follows (in thousands):


                                                         Non-
                                    Regulated          Regulated
1997                      Gas Electric  Water  Common Propane Gas Consolidated
Revenues              $33,475  $38,683 $1,911 $           $4,065       $78,134
Operating profit        3,288    3,065    468                (17)        6,804
Identifiable assets    35,227   34,021  5,270   8,227       5,877       88,622
Depreciation            1,733    1,629    208     116         343        4,029
Construction
  expenditures          2,925    2,641    866     323         279        7,034

1996
Revenues               31,854   40,701  1,854               4,401       78,810
Operating profit        3,250    3,141    495                 138        7,024
Identifiable assets    33,977   33,038  4,584  10,470       6,100       88,169
Depreciation            1,654    1,540    201     137         344        3,876
Construction
  expenditures          3,369    2,360    257   1,324         343        7,653

1995
Revenues               26,144   40,074  1,674               4,135       72,027
Operating profit        2,902    3,078    328                 212        6,520
Identifiable assets    32,115   32,155  4,508  10,596       5,866       85,240
Depreciation            1,578    1,453    204     125         334        3,694
Construction
  expenditures          3,245    2,533    (17     312         328        6,401



Income Taxes

The provision (credit) for operating income taxes consists of the following (in thousands):
                                      1997      1996      1995
Current payable
 Federal                            $1,547    $  751    $  871
 State                                 208       188       239
                                     1,755       939     1,110
Deferred
 Federal                              (378)      532       387
 State                                  29        46       (20)
                                      (349)      578       367

Investment tax credit                 (120)     (121)     (121)

Total                               $1,286    $1,396    $1,356





The difference between the effective income tax rate and the statutory federal income tax rate applied to pretax income is accounted for as follows (in thousands):
                                       1997      1996      1995
 Federal income tax at
     statutory rate                  $1,642    $1,406    $1,298
 State income taxes,
     net of federal benefit             156       154       145
 Investment tax credit                 (120)     (121)     (121)
 Other                                  (77)      (43)       34

 Total provision for income taxes*   $1,601    $1,396    $1,356

 *Includes income tax of $315,000 on gain from the sale of non-utility property.


The tax effects of temporary differences producing accumulated deferred income tax assets and liabilities in the accompanying consolidated balance sheets are as follows (in thousands):

                                       1997       1996
 Deferred tax assets
   Environmental                     $1,983     $1,806
   Alternative minimum tax credit       177        210
   Other                                307        345
     Total deferred tax assets        2,467      2,361

 Deferred tax liabilities
   Utility plant related              7,850      7,625
   Under recovery of fuel costs         208        667
   Other                                234        291
     Total deferred tax
     liabilities                      8,292      8,583

 Net deferred income taxes           $5,825     $6,222


 Employee Benefit Plans

 Pension Plan. The Company has a noncontributory defined benefit pension plan covering substantially all its employees. The benefits are based on the employee's credited service and average compensation, generally during the last three years before retirement. The Company's policy is to fund pension costs in accordance with contribution guidelines established by The Employee Retirement Income Security Act of 1974. Plan assets consist of stocks, bonds and short-term investments.

 The components of net pension cost (income) are as follows (in thousands):
                                       1997      1996      1995
   Service cost                      $  549    $  539   $   513
   Interest cost                        963       935       875
   Actual return on assets           (5,809)   (3,278)   (4,499)
   Net amortization and deferral      3,976     1,636     3,061
   Net periodic pension income       $ (321)   $ (168)  $   (50)







The Plan's funded status at December 31, 1997 and 1996, is as follows (in thousands):
                                            1997           1996
 Actuarial present value of benefit
     obligations:
     Vested benefit obligation          $(11,408)      $(10,938)
     Accumulated benefit obligation     $(11,949)      $(11,599)
     Projected benefit obligation       $(14,803)      $(14,403)
     Plan assets at fair value            29,080         24,178
 Plan assets in excess of projected
     benefit obligation                   14,277          9,775
 Unrecognized net gain                   (13,933)        (9,720)
 Unrecognized prior service cost           1,362          1,513
 Unrecognized net asset at January 1,
     1986 being recognized over 15 years    (550)          (733)
 Prepaid pension cost                   $  1,156       $    835

   Actuarial assumptions:
   Discount rate                               7%             7%
   Rate of increase in future
    compensation levels                      5.5%           5.5%
   Expected long-term rate of
     Return on assets                          8%             8%

 Health Plan. The Company is principally self-insured for its employee and retiree medical insurance plan. The Company's health care liability under the plan is limited to $60,000 per individual per year, with a maximum total liability of $875,000.

 A reserve for future benefit payments for active employees is maintained at a level sufficient to provide for estimated outstanding claims under the plan net of amounts contributed by employees. Net health care benefits paid by the Company for active employees were approximately $457,000, $408,000 and $493,000 for 1997, 1996 and 1995, respectively.

 Other Postretirement Benefits. SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" requires accrual of postretirement benefits during the years an employee provides service. The Company provides postretirement health care benefits for certain retired employees and their eligible dependents and reduced postretirement life insurance benefits for retired employees. The accumulated health care postretirement benefit obligation (transition obligation) under SFAS No. 106 is being amortized over 20 years beginning 1993. The Company is not accruing for reduced postretirement life insurance benefits as the actual outlay by the Company is offset by employee contributions.

 The components of postretirement benefit costs are as follows (in thousands):

                                                 1997           1996
    Service Cost                                 $ 65           $ 66
    Interest cost                                  83             78
    Amortization of transition obligation          43             43
    Periodic postretirement benefit cost         $191           $187



 The Plan's funded status at December 31, 1997 and 1996, is as follows (in thousands):
                                                 1997           1996
 Accumulated postretirement benefit
       obligation (APBO):
       Retirees                                $ (332)        $ (253)
       Fully eligible active plan participants   (148)          (135)
       Other active plan participants            (838)          (860)
       Total APBO                              (1,318)        (1,248)
       Plan assets                                  0              0
       APBO less than plan assets              (1,318)        (1,248)
       Unamortized transition obligation          644            686
       Unrecognized (gain) loss                   (37)             1
       Accrued post benefit obligation         $ (711)        $ (561)

 The measurement of the APBO assumes a 7% discount rate each year and a health care cost trend rate of 8.9% in 1997 decreasing to 5.5% by the year 2007 and beyond. A one-percentage point increase in the assumed health care cost trend rate would increase the APBO and the periodic cost by about 13%.

 Employee Stock Purchase Plan. The Company's Employee Stock Purchase Plan offers common stock at a discount to qualified employees. During 1997, 1996 and 1995, 5,665, 5,455 and 3,774 shares, respectively, were issued under the Plan for aggregate consideration of $103,000, $90,000 and $55,000, respectively.

 Financial Instruments

 The carrying amounts reported in the balance sheet for investments held in escrow for environmental costs, notes payable, taxes accrued and other accrued liabilities' approximate fair value. The Company does not enjoy a debt rating and therefore the Company has no reasonable way of estimating the current rate at which similar first mortgage bonds would be made to borrowers with similar debt ratings and maturities. However, the current bonds outstanding were issued in 1988 and 1992 and since that time interest rates have declined, and thus it is reasonable to assume that the fair value of existing first mortgage bonds would be more than their carrying value.

 Contingencies

 The Company is subject to federal and state legislation with respect to soil, groundwater and employee health and safety matters and to environmental regulations issued by the Florida Department of Environmental Protection
 (FDEP), the United States Environmental Protection Agency (EPA)and other federal and state agencies. Except as discussed below, the Company does not expect to incur material future expenditures for compliance with existing environmental laws and regulations.

 West Palm Beach Site. The Company is currently conducting a contamination assessment investigation of a parcel of property owned by it in West Palm Beach, Florida. After a preliminary contamination assessment investigation indicated soil and groundwater impacts, the Company entered into a consent order with the FDEP. The consent order requires the Company to delineate the extent of soil and groundwater impacts associated with the prior operation of a gasification plant on the property and requires the Company to remediate any soil and groundwater impacts, if necessary. In June 1993 the Company commenced the contamination assessment investigation. At this time, contamination assessment activities are still being performed under the direct oversight of FDEP. Prior to the completion of this work, it is not possible to determine to an acceptable degree of certainty the complete extent or cost of remedial action, if any, which may be required. However, a preliminary estimate from the Company's environmental consultant suggested that total contamination assessment and remediation costs for this site may reach approximately $3,250,000. Until the FDEP concludes that the contamination assessment investigation is complete, it is not possible to determine whether remediation is necessary and, if so, when and how much of such costs the Company will have to pay. A portion of the on-site impacts have been determined to be eligible for reimbursement from a state fund and the FDEP has determined that a portion of the work conducted off-site is eligible for reimbursement under state law.

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

 Thereafter, in cooperation with four former owners and operators of the gasification plant, the Company participated in the funding of an initial contamination assessment investigation, the results of which are set forth in a Contamination Assessment Report delivered to FDEP on February 4, 1994.
 On July 11, 1997, EDP notified the Company of its potential liability under applicable federal laws for assessment and remediation of the site. Similar notices were sent by EPA to the four former owners and operators are currently negotiating with EPA on the scope and extent of additional assessment work that may be required to enable all parties to determine the appropriate remediation strategy for the site. Prior to the completion of these negotiations and the implementation of the additional field work, the Company is unable to determine, to an acceptable degree of certainty, the extent or cost of remediation that may be required by EPA or FDEP at this site.
 However, a preliminary estimate from the group's environmental consultant suggested that interim remedial costs for removal of the visible extent of impacted soils at the site and adjacent thereto may reach approximately $3,340,000. Pending the completion of the Remedial Investigation/ Feasibility Study (RI/FS) task that is currently under negotiation with EPA, the Company is unable to determine whether the interim remedy identified by the consultant will be appropriate or, if so, what the Company's share of those costs would be. The Company has agreed to pay approximately 13.7% of the cost for the RI/FS and limited remediation, assuming the total cost for the RI/FS and limited remediation does not exceed $1.5 million.

 Insurance Claims and Rate Relief. The Company notified its insurance carriers ofenvironmental impacts detected at the former manufactured gas plant (MGP) sites discussed above.

 As a result of negotiations with the Company's major insurance carriers that concluded in 1997, such carriers agreed to pay settlement proceeds totaling approximately $4,300,000 for certain environmental costs. In addition, the Florida Public Service Commission has allowed the Company to recover through rate relief environmental expenses of approximately $2,400,000 over a ten-year period at the rate of approximately $240,000 per year.

 Due to the rate relief granted the Company for environmental costs and insurance settlement proceeds for environmental costs received by the Company which are being held in escrow, the Company believes that any future contamination assessment and remedial costs will not be material to the Company's operating results or liquidity.

 Quarterly Financial Data (Unaudited)

 The quarterly financial data presented below reflects the influence of, among other things, seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to central and southern Florida during the winter season (in thousands, except per share amounts):

                                 FIRST    SECOND     THIRD    FOURTH
                               QUARTER   QUARTER   QUARTER   QUARTER
 1997
 Revenues                       $22,143   $17,878   $18,732   $19,381
 Operating margin                 7,357     6,386     6,309     6,627
 Operating profit                 2,385     1,486     1,279     1,654
 Net income1                      1,046       526       917       702
 Earnings per share1                .70       .35       .61       .47


 1996
 Revenues                       $23,519   $17,918   $18,756   $18,617
 Operating margin                 8,038     6,224     6,226     6,449
 Operating profit                 3,221     1,368     1,188     1,247
 Net income                       1,564       418       341       428
 Earnings per share2               1.06       .28       .23       .29


1The third quarter includes a gain after income taxes from the sale of non-utility real property of $522,000, $0.35 per share.

2The sum of the quarterly earnings per share amounts does not equal the annual earnings per share amount reflected in the consolidated statement of income due to the effect of changes in average common shares outstanding during the fiscal year.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
   None.









                                   PART III



Item 10.   Directors and Executive Officers of the Registrant

  Information concerning directors and nominees of the Registrant is included under the caption "Nominees and Continuing Directors" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated by reference herein.

  The following table sets forth certain information about the executive officers of the Registrant as of March 13, 1998.


     Name                    Age Position                   Date

     Robert L. Terry         78  Chairman of the Executive
                                 Committee                  1985 - Present

     Franklin C. Cressman    64  Chairman of the Board      1997 - Present
                                 Chief Executive Officer    1991 - Present

     John T. English         54  President                  1997 - Present
                                 Chief Operating Officer    1997 - Present

     Charles L. Stein        48  Senior Vice President      1997 - Present

     Darryl L. Troy          56  Vice President             1993 - Present

     Jack R. Brown           63  Treasurer                  1988 - Present
                                 Corporate Secretary        1995 - Present


    Mr. Cressman was President from 1985 preceding his appointment as Chairman of the Board.

    Mr. English was Senior Vice President from 1993 preceding his appointment as President and Chief Operating Officer.

    Mr. Stein was Vice President from 1993 preceding his appointment as Senior Vice President.

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






                                    PART IV



Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) 1.  Financial Statements
            The following consolidated financial statements of Florida Public Utilities Company are included in the Registrant's 1997 Annual Report to Shareholders.
              Consolidated Statements of Income
              Consolidated Balance Sheets
              Consolidated Statements of Capitalization
              Consolidated Statements of Common Shareholders' Equity Consolidated Statements of Cash Flows
              Notes to Financial Statements
              Independent Auditors' Report

        2.  Financial Statement Schedules

            All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

        3.  Exhibits

            See Exhibit Index following signatures.

    (b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended December 31, 1997.






                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY


By       /s/ Jack R. Brown                           Date:  March 20, 1998
         Jack R. Brown
         (Principal Financial and Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         /s/ Robert L. Terry                         Date:  March 20, 1998
         Robert L. Terry
         Chairman of the Executive Committee and Director

         /s/ Franklin C. Cressman                    Date:  March 20, 1998
         Franklin C. Cressman
         Chairman of the Board, Chief Executive Officer and Director

         /s/ E. James Carr, Jr.                      Date:  March 20, 1998
         E. James Carr, Jr.
         Director

         /s/ Daniel Downey                           Date:  March 20, 1998
         Daniel Downey
         Director

         /s/ John T. English                         Date:  March 20, 1998
         John T. English
         President, Chief Operating Officer and Director

         /s/ Richard C. Hitchins                     Date:  March 20, 1998
         Richard C. Hitchins
         Director

         /s/ Gordon O. Jerauld                       Date:  March 20, 1998
         Gordon O. Jerauld
         Director













                    FLORIDA PUBLIC UTILITIES COMPANY

                 EXHIBIT INDEX

                 (a) Exhibits

Regulation S-K
Item Number         21. Subsidiary of the registrant

                    23. Independent auditors' consent

                    27. Financial data schedule






EXHIBIT 21

Subsidiary of the registrant

               Name                         Jurisdiction of Incorporation

      Flo-Gas Corporation                             Florida






EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Post-Effective Amendment No. 16 to Registration Statement No. 2-24986 of Florida Public Utilities Company on Form S-8 of our report dated February 20, 1998, appearing in this Annual Report on form 10-K of Florida Public Utilities Company for the year ended December 31, 1997.


DELOITTE & TOUCHE LLP
Certified Public Accountants
West Palm Beach, Florida
March 20, 1998