Form 10-K405/A
period 1997-12-31
FLORIDA PUBLIC UTILITIES CO
filed 1998-03-23
CIK 37643

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



Item 6.  Selected Financial Data (in thousands, except per share data)

                                            Years Ended December 31,

                                   1997       1996     1995     1994     1993

  Revenues                     $78,134     $78,810  $72,027  $64,755  $68,626
  Operating margin              26,679      26,937   25,514   23,293   22,742
  Net income                     3,191(1)    2,751    2,438    1,717    1,751
  Earnings per common share       2.13(1)     1.85     1.66     1.18     1.22
  Dividends per common share      1.20        1.20     1.16     1.16     1.12
  Total assets                  88,622      88,169   85,240   82,281   78,035
  Utility plant - net           72,724      69,876   66,278   63,713   61,567
  Current debt                   7,600       7,900    5,600    4,673    4,028
  Long-term debt                23,500      23,500   23,500   23,500   24,173
  Common shareholders' equity   26,189      24,511   23,302   22,334   21,961

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



Income Taxes

The provision (credit) for operating income taxes consists of the following (in thousands):
                                      1997      1996      1995
Current payable
 Federal                            $1,547    $  751    $  871
 State                                 208       188       239
                                     1,755       939     1,110
Deferred
 Federal                              (378)      532       387
 State                                  29        46       (20)
                                      (349)      578       367

Investment tax credit                 (120)     (121)     (121)

Total - operating                   $1,286    $1,396    $1,356





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

 The components of postretirement benefit costs are as follows (in thousands):

                                                 1997     1996    1995
    Service Cost                                 $ 65     $ 66    $ 69
    Interest cost                                  83       78      76
    Amortization of transition obligation          43       43      43
    Periodic postretirement benefit cost         $191     $187    $188



 The Plan's funded status at December 31, 1997 and 1996, is as follows (in thousands):
                                                 1997           1996
 Accumulated postretirement benefit
       obligation (APBO):
       Retirees                                $ (332)        $ (253)
       Fully eligible active plan participants   (148)          (135)
       Other active plan participants            (838)          (860)
       Total APBO                              (1,318)        (1,248)
       Plan assets                                  0              0
       APBO less than plan assets              (1,318)        (1,248)
       Unamortized transition obligation          644            686
       Unrecognized (gain) loss                   (37)             1
       Accrued post benefit obligation         $ (711)        $ (561)

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

 Thereafter, in cooperation with four former owners and operators of the gasification plant, the Company participated in the funding of an initial contamination assessment investigation, the results of which are set forth in a Contamination Assessment Report delivered to FDEP on February 4, 1994.
 On July 11, 1997, EDP notified the Company of its potential liability under applicable federal laws for assessment and remediation of the site. Similar notices were sent by EPA to the four former owners and operators who are currently negotiating with EPA on the scope and extent of additional assessment work that may be required to enable all parties to determine the appropriate remediation strategy for the site. Prior to the completion of these negotiations and the implementation of the additional field work, the Company is unable to determine, to an acceptable degree of certainty, the extent or cost of remediation that may be required by EPA or FDEP at this site.
 However, a preliminary estimate from the group's environmental consultant suggested that interim remedial costs for removal of the visible extent of impacted soils at the site and adjacent thereto may reach approximately $3,340,000. Pending the completion of the Remedial Investigation/ Feasibility Study (RI/FS) task that is currently under negotiation with EPA, the Company is unable to determine whether the interim remedy identified by the consultant will be appropriate or, if so, what the Company's share of those costs would be. The Company has agreed to pay approximately 13.7% of the cost for the RI/FS and limited remediation, assuming the total cost for the RI/FS and limited remediation does not exceed $1.5 million.

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






                                    PART IV



Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) 1.  Financial Statements
            The following consolidated financial statements of Florida Public Utilities Company are included herein and in the Registrant's 1997 Annual Report to Shareholders.
              Consolidated Statements of Income
              Consolidated Balance Sheets
              Consolidated Statements of Capitalization
              Consolidated Statements of Common Shareholders' Equity Consolidated Statements of Cash Flows
              Notes to Financial Statements
              Independent Auditors' Report

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













                    FLORIDA PUBLIC UTILITIES COMPANY

                 EXHIBIT INDEX

                 (a) Exhibits

Regulation S-K
Item Number         21. Subsidiary of the registrant

                    23. Independent auditors' consent

                    27. Financial data schedule






EXHIBIT 21

Subsidiary of the registrant

               Name                         Jurisdiction of Incorporation

      Flo-Gas Corporation                             Florida






EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 2-79935 on Form S-3 and Post-Effective Amendment No. 16 to Registration Statement No. 2-24986 on Form S-8 of Florida Public Utilities Company, of our report dated February 20,1998, appearing in this Annual Report on Form 10-K of Florida Public Utilities Company for the year ended December 31, 1997.


DELOITTE & TOUCHE LLP
Certified Public Accountants
West Palm Beach, Florida
March 20, 1998