Form 10-Q
period 1998-03-31
FLORIDA PUBLIC UTILITIES CO
filed 1998-05-06
CIK 37643

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549
                           FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At April 30, 1998 there were 1,494,693 shares of $1.50 par value common shares outstanding.










                FLORIDA PUBLIC UTILITIES COMPANY
       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         (in thousands)


                                              March 31,     December 31,
                                                 1998           1997

ASSETS

Utility Plant                                 $113,635       $112,356
  Less accumulated depreciation                 40,584         39,632
      Net utility plant                         73,051         72,724

Current Assets
  Cash and overnight investments                   642            123
  Accounts receivable                            7,402          7,621
  Inventories and prepayments                    3,831          4,063
      Total                                     11,875         11,807

Investments Held in Escrow for
  Environmental Costs                            3,063          3,024

Deferred Charges                                 1,074          1,067

      Total                                   $ 89,063       $ 88,622









CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity                 $ 27,228       $ 26,189
  Preferred stock                                  600            600
  Long-term debt                                23,500         23,500
      Total                                     51,328         50,289

Current Liabilities
  Notes payable                                  5,900          7,600
  Accounts payable                               4,875          5,596
  Taxes accrued                                  1,366            146
  Other                                          5,705          5,149
  Customer deposits                              3,770          3,782
      Total                                     21,616         22,273

Deferred Credits                                 8,135          7,909

Deferred Income Taxes and
  Regulatory Liability                           7,984          8,151

      Total                                   $ 89,063       $ 88,622




                 FLORIDA PUBLIC UTILITIES COMPANY
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (dollars in thousands, except per share data)



                                                  Three Months Ended
                                                       March 31,
                                                  1998           1997

Revenues
  Electric                                       $ 9,096        $ 9,560
  Natural gas                                      9,754         10,702
  Propane gas                                      1,438          1,442
  Water                                              424            439
    Total revenues                                20,712         22,143

  Cost of fuel and taxes
   based on revenues                              12,793         14,835

Operating Margin                                   7,919          7,308

Operating Expenses
  Operations                                       3,461          3,470
  Depreciation                                     1,046            994
  Taxes other than income taxes                      542            459
  Income taxes                                       782            581
    Total operating expenses                       5,831          5,504

Operating Income                                   2,088          1,804



Interest Expense                                    (709)          (759)
Other - Net                                           24              1

Net Income                                         1,403          1,046

Preferred Stock Dividends                              7              7

Earnings for Common Stock                        $ 1,396        $ 1,039

Earnings Per Common Share                        $   .93        $   .70

Dividends Per Common Share                       $   .30        $   .30

Average Shares Outstanding                     1,492,902      1,478,771



                       FLORIDA PUBLIC UTILITIES COMPANY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (in thousands)

                                                Three Months Ended March 31,
                                                    1998           1997
Cash Flows from Operating Activities
  Net income                                      $1,403         $1,046
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                   1,046            994
    Other                                           (144)          (187)
  Changes in operating assets and liabilities
    Receivables                                      220           (287)
    Inventories and prepayments                      232            544
    Accounts payable and accruals                  1,042           (293)
    Over recovery of fuel costs                      195          1,180
    Other                                             28             (9)

    Net cash provided by operating activities      4,022          2,988

Cash Flows from Investing Activities
  Construction expenditures                       (1,418)        (1,726)
  Other                                              (22)          (164)

    Net cash used by investing activities         (1,440)        (1,890)

Cash Flows from Financing Activities
  Net change in short-term borrowings             (1,700)          (700)
  Dividends paid                                    (454)          (449)
  Other                                               91             97

    Net cash used by financing activities         (2,063)        (1,052)

Net Increase in Cash                                 519             46

Cash at Beginning of Period                          123            841

Cash at End of Period                             $  642         $  887



                 FLORIDA PUBLIC UTILITIES COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998

1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. The results of operations are not necessarily indicative of the results expected for the full year.

2. The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends. At March 31, 1998, under the most restrictive provision, approximately $5,800,000 of retained earnings were unrestricted.


                FLORIDA PUBLIC UTILITIES COMPANY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         MARCH 31, 1998



Financial Condition. The Company has a $15,000,000 line of credit with its primary bank of which $5,900,000 is outstanding. The line provides for interest at LIBOR plus fifty basis points. The Company is approved by the Florida Public Service Commission to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

Overview. The Company is organized into three regulated operations: natural gas, electric and water and a non-regulated operation, propane gas. The water operations are not significant, approximating 2.5% of revenues and 6% of net income.

Contributing to variations in operating margins are the effects of seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to Florida during the winter season.

                                               1998        1997        1996
Natural and Propane Gas
  Operating margin                          $ 5,143     $ 4,626     $ 5,313
  Less propane gas                              820         760         940
  Remainder                                 $ 4,323     $ 3,866     $ 4,373

Electric
  Operating margin                          $ 2,371     $ 2,312     $ 2,333
  Less industrial                               142         133         125
  Remainder                                 $ 2,229     $ 2,179     $ 2,208


Operating Margin. Operating margin, defined as gross operating revenues less cost of fuel and taxes based on revenues which are passed-through to customers, provides a more meaningful basis for evaluating utility operations since such items have no effect on results of operations.

          Three Months Ended March 31, 1998 Compared with Three Months Ended March 31, 1997

Natural and Propane Gas Service. Total natural and propane gas service operating margin increased $517,000, about 11% in 1998 as compared with 1997. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $457,000, about 12%. The increase in natural gas operating margin was due to a 1.3% increase in average customers for the quarter ended March 31, 1998 and an increase in per customer consumption of about 12%, resulting from an increase in heating degree days of approximately 60%. Propane gas operating margin increased $60,000 or about 8% as compared with 1997. Propane gas had an 0.8% decrease in average customers for the quarter ended March 31, 1998, some of whom were converted to natural gas. The net increase in average consumption per customer is primarily due to the increase in heating degree days.

Electric Service. Total electric service operating margin increased $59,000, or 2.6% versus the first quarter of 1997. Affecting the comparison of operating margins are two industrial customers. Excluding these customers, operating margin increased $50,000 or about 2.3%. There was an 0.8% decrease in average consumption per customer which was more than compensated for by a 2.3% growth in average customers for the quarter.

Operating Expenses. In 1998, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $78,000, or about 1% in relation to operating margin. Generally, operating expenses have increased marginally due to inflationary pressures with depreciation accounting for approximately two-thirds of the overall increase. Most of the increase in depreciation is attributable to growth in utility plant.

         Three Months Ended March 31, 1997 Compared with Three Months Ended March 31, 1996

Natural and Propane Gas Service. Total natural and propane gas service operating margin decreased $687,000 or about 13% in 1997 as compared with 1996. Excluding propane gas operating margin from total gas operating margin, remaining operating margin decreased $507,000, about 12%. The decrease in natural gas operating margin is principally due to a 64% decrease in heating degree days. Propane gas service was similarly affected by the warmer weather in 1997, sustaining a decrease of $180,000 in operating margin.

Electric Service. Total electric service operating margin decreased $21,000 or 1% in 1997 as compared with 1996. Affecting the comparison of operating margin are two industrial customers. Excluding these customers, operating margin decreased $29,000. The effect on consumption of the warmer weather in 1997 as compared with last year was greater than the effect on consumption of the 2.5% increase in customer growth.

Operating Expenses. In 1997, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $149,000, or about 2% in relation to operating margin. Operating expenses have generally increased in all classifications of expense, except for propane delivery costs, due primarily to inflationary pressures. Propane delivery costs decreased due to warmer weather, thereby reducing deliveries.



PART II.

                       OTHER INFORMATION


Item 4.  Submission of matters to a vote of security holders.

         (a) The annual meeting of stockholders was held on April 21, 1998.

         (b) Not applicable.

         (c) Proposal to approve and adopt an amendment to the Certificate of Reincorporation, to increase the number of authorized shares of common stock from 2,000,000 to 3,500,000 shares. Shares were voted as follows:

               For                               1,229,622
               Withheld/against                     56,506
               Exceptions/abstain                   19,037
                 Total shares voted              1,305,165
               Broker no vote                      - - -
               Total shares eligible to vote     1,492,902

         (d) None.

Item 6.  Exhibits and reports on Form 8-K.

         (a)  None.

         (b) Reports on Form 8-K:
             There were no reports on Form 8-K filed for the quarter ending March 31, 1998.

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


Date:  May 6, 1998