Form 10-Q
period 1998-06-30
FLORIDA PUBLIC UTILITIES CO
filed 1998-08-13
CIK 37643

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At July 31, 1998 there were 2,996,913 shares of $1.50 par value common shares outstanding.






                 FLORIDA PUBLIC UTILITIES COMPANY
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                          (in thousands)


                                               June 30,  December 31,
                                                 1998        1997

ASSETS

Utility Plant                                 $115,133       $112,356
  Less accumulated depreciation                 41,276         39,632
      Net utility plant                         73,857         72,724

Current Assets
  Cash and overnight investments                   431            123
  Accounts receivable                            7,304          7,621
  Inventories and prepayments                    3,620          4,063
      Total                                     11,355         11,807

Investments Held in Escrow for
  Environmental Costs                            3,086          3,024

Deferred Charges                                 1,267          1,067

      Total                                   $ 89,565       $ 88,622


CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity                 $ 27,362       $ 26,189
  Preferred stock                                  600            600
  Long-term debt                                23,500         23,500
      Total                                     51,462         50,289

Current Liabilities
  Notes payable                                  5,800          7,600
  Accounts payable                               5,659          5,596
  Taxes accrued                                  1,301            146
  Other                                          5,380          5,149
  Customer deposits                              3,812          3,782
      Total                                     21,952         22,273

Deferred Credits                                 8,168          7,909

Deferred Income Taxes and
  Regulatory Liability                           7,983          8,151

      Total                                   $ 89,565       $ 88,622





                   FLORIDA PUBLIC UTILITIES COMPANY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (dollars in thousands, except per share data)



                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                    1998         1997         1998        1997

Revenues
  Natural gas                     $ 6,828     $ 7,578      $16,582      $18,280
  Electric                          9,691       8,891       18,787       18,451
  Propane gas                         993         923        2,430        2,365
  Water                               603         486        1,028          925
      Total revenues               18,115      17,878       38,827       40,021

Cost of Fuel and Taxes
Based on Revenues                  11,375      11,492       24,168       26,278

Operating Margin                    6,740       6,386       14,659       13,743


Operating Expenses                  4,104       3,897        8,107        7,875
  Depreciation                      1,059       1,003        2,105        1,997
  Income taxes                        295         256        1,077          837
    Total operating expenses        5,458       5,156       11,289       10,709

Operating Income                    1,282       1,230        3,370        3,034

Interest Expense                     (711)       (723)      (1,420)      (1,482)
Other Income                           --          19           24           20

Net Income                            571         526        1,974        1,572

Preferred Stock Divide                  7           7           14           14

Earnings For Common Stock         $   564     $   519      $ 1,960      $ 1,558

Earnings Per Common Share         $   .19     $   .17      $   .66      $   .53

Dividends Per Common Share        $   .15     $   .15      $   .30      $   .30

Weighted Average Common Shares
  Outstanding                   2,989,120   2,962,594    2,987,462    2,960,068





                        FLORIDA PUBLIC UTILITIES COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (in thousands)


                                                        Six Months Ended
                                                             June 30,
                                                        1998          1997
Cash Flows from Operating Activities
  Net income                                         $ 1,974       $ 1,572
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities
    Depreciation                                       2,104         1,997
    Deferred income taxes                               (169)         (432)
    Other                                                 49           132
  Changes in operating assets and liabilities
    Accounts receivable                                  303         1,335
    Inventories and prepayments                          458           724
    Accounts payable and accrued expenses              1,446        (1,139)
    Deferred credits                                    (134)          (28)
    Over recovery of fuel costs                          195         1,420

    Net cash provided by operating activities          6,226         5,581

Cash Flows from Investing Activities
  Construction expenditures                           (3,328)       (3,591)
  Other                                                  (21)          117

    Net cash used by investing activities             (3,349)       (3,474)

Cash Flows from Financing Activities
  Net change in short-term borrowing                  (1,800)       (1,800)
  Dividends paid                                        (909)         (900)
  Other                                                  140           150

    Net cash used by financing activities             (2,569)       (2,550)

Net Increase in Cash and Cash Equivalents                308          (443)

Cash and Overnight Investments at Beginning
  of Period                                              123           841

Cash and Overnight Investments at
  End of Period                                      $   431       $   398






                     FLORIDA PUBLIC UTILITIES COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998

1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. The results of operations are not necessarily indicative of the results expected for the full year.

2. The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends. At June 30, 1998 under the most restrictive provision, approximately $5,900,000 of retained earnings were unrestricted.





                       FLORIDA PUBLIC UTILITIES COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                JUNE 30, 1998



Financial Condition. The Company has a $15,000,000 line of credit with its primary bank of which $5,800,000 is outstanding at June 30, 1998. The line provides for interest at LIBOR plus 50 basis points. The Company is approved by the Florida Public Service Commission to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

Overview. The Company is organized into three regulated business segments, natural gas, electric and water and a non-regulated operation, propane gas. The water operations are not significant, approximating 2.5% of revenues.

Contributing to variations in operating margins are the effects of seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to Florida during the winter season.

Summary of Operating Margins
  (in thousands)
                                               Six Months Ended June 30,
                                               1998        1997        1996
Natural and Propane Gas
  Operating margin                          $ 8,954     $ 8,305     $ 8,815
  Less propane gas                            1,478       1,286       1,518
  Remainder                                 $ 7,476     $ 7,019     $ 7,297

Electric
  Operating margin                          $ 4,721     $ 4,556     $ 4,591
  Less industrial                               282         281         264
  Remainder                                 $ 4,439     $ 4,275     $ 4,327


                                               Three Months Ended June 30,
                                               1998        1997        1996
Natural and Propane Gas
  Operating margin                          $ 3,812     $ 3,679     $ 3,502
  Less propane gas                              659         526         578
  Remainder                                 $ 3,153     $ 3,153     $ 2,924

Electric
  Operating margin                          $ 2,350     $ 2,244     $ 2,258
  Less industrial                               139         148         139
  Remainder                                 $ 2,211     $ 2,096     $ 2,119

Operating Margin. Operating margin, defined as gross operating revenues less cost of fuel and taxes passed-through to customers which are based on revenues, provides a more meaningful basis for evaluating utility operations since fuel costs and taxes passed-through to customers have no effect on results of operations.


Six Months Ended June 30, 1998 Compared With Six Months Ended June 30, 1997

Natural and Propane Gas Service. Total natural and propane gas service operating margin increased $649,000, about 8% in 1998 as compared with 1997. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $457,000, about 7%. The increase in natural gas operating margin was due to a 1.5% increase in average customers for the first half ended June 30, 1998 and an increase in per customer consumption of about 5%, resulting primarily from an increase in heating degree days of approximately 60% from the comparable period in 1997. Propane gas operating margin increased $192,000 or about 15% as compared with 1997.
Propane gas had an 1% decrease in average customers for the six month period ended June 30, 1998, some of whom were converted to natural gas. The net increase in propane operating margin is primarily due to the increase in heating degree days in 1998 and a propane rate increase that became effective in April.

Total natural and propane gas service operating margin decreased $510,000 or about 6% in 1997 as compared with 1996. Excluding propane gas operating margin from total gas operating margin, remaining operating margin decreased $278,000 or about 4% in 1997 as compared with 1996. The decrease in natural gas operating margin is due principally to a 60% decrease in heating degree days early in 1997. Propane gas operating margin decreased $232,000, or about 15%. Similarly, the decrease in propane gas operating margin is due principally to the warmer weather early in 1997.

Electric Service. Total electric service operating margin increased $165,000, or almost 4% versus 1997. There was an approximate 9% increase in average consumption per customer, primarily due to warmer weather in the second quarter, and a 2% growth in average customers for the six month period.

Total electric service operating margin decreased $35,000 in 1997 as compared with 1996. Affecting the comparison of operating margin are two industrial customers. Excluding these customers, operating margin decreased $52,000. The effect on consumption of the warmer weather early in 1997 was greater than the 2.5% increase in customer growth.

Operating Expenses. In 1998, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $340,000, or a little more than 2% in relation to operating margin. Generally, operating expenses have increased marginally in all categories of expense due to inflationary pressures with depreciation accounting for approximately one-third of the overall increase. Most of the increase in depreciation is attributable to growth in utility plant.

In 1997, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $229,000, or almost 2% in relation to operating margin. Operating expenses increased marginally in all classifications of expense due primarily to inflationary effects.

Income taxes were provided for at approximately the same rate in both six-month periods and are reduced by amortization of deferred investment tax credits.

Interest expense decreased in 1998 versus 1997 due primarily to an approximate 17% reduction in the weighted average amounts outstanding under the line of credit as compared with 1997.

Cash Flows. Net cash provided by operating activities increased $645,000 due to changes in certain components of cash provided by operating activities. The most significant of the changes occurred in accounts payable and accrued expenses, a change of $2,585,000. The effect of restoring outstanding checks to cash as of June 30, 1998, increased payables by approximately $1,100,000 and the decrease in gas and electric fuel costs from December 1996 to June 1997 reduced payables by approximately $1,100,000; thus accounting for about $2,200,000 of the $2,585,000 change. Accounts receivable provided less cash flow in the 1998 period as there were less fuel costs to recover than in the comparable period of 1997.


Three Months Ended June 30, 1998 Compared with Three Months Ended
June 30, 1997

Natural and Propane Gas Service. Total natural and propane gas service operating margin increased $133,000, about 4% in 1998 as compared with 1997. Natural gas operating margin was unchanged as compared with the second quarter of 1997. The increase in propane gas operating margin of 25% is due principally to a rate increase that became effective in April.

Total natural and propane gas service operating margin increased $177,000 or about 5% in 1997 as compared with 1996. Excluding propane gas operating margin from total gas operating margin, remaining operating margin decreased $229,000 or about 8% in 1997 as compared with 1996. The increase in natural gas operating margin is due principally to an approximate 2% increase in customers and a 5% increase in average consumption per customer. Propane gas operating margin decreased $52,000, or about 9%, due primarily to a 2% decrease in customers (some of which were converted to natural gas) and an 8% decrease in average consumption per customer.

Electric Service. Total electric service operating margin increased $106,000 or about 5% versus the second quarter of 1997. There was a 16% increase in average consumption per customer due primarily to warmer weather in 1998. Resulting from such increase in consumption was an increase of more than 3% in average operating margin per customer, excluding industrial customers.

Total electric service operating margin decreased $14,000 in 1997 as compared with 1996. Affecting the comparison of operating margin are two industrial customers. Excluding these customers, operating margin decreased $23,000 or 1%.

Operating Expenses. In 1998, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $263,000, or about 4% in relation to operating margin. Generally, operating expenses have increased marginally in all classifications of expense, due primarily to inflationary pressures.

In 1997, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $81,000, or about 1% in relation to operating margin. Operating expenses increased due primarily to inflationary pressures.

Income taxes were provided for at approximately the same rate in both three-month periods and are reduced by amortization of deferred investment tax credits.

Interest expense decreased in 1998 versus 1997 due primarily to an approximate 8% reduction in the weighted average amounts outstanding under the line of credit as compared with 1997.






PART II.

                             OTHER INFORMATION



Item 6. Exhibits and reports on Form 8-K.

        (a)  None.

        (b)  Reports on Form 8-K:
             There were no reports on Form 8-K filed for the quarter ending June 30, 1998.

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


Date: August 13, 1998