Form 10-Q
period 1998-09-30
FLORIDA PUBLIC UTILITIES CO
filed 1998-11-10
CIK 37643

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At October 31, 1998 there were 2,999,915 shares of $1.50 par value common shares outstanding.





                 FLORIDA PUBLIC UTILITIES COMPANY
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                          (in thousands)


                                          September 30,  December 31,
                                                  1998          1997

ASSETS

Utility Plant                                 $116,706       $112,356
  Less accumulated depreciation                 42,121         39,632
      Net utility plant                         74,585         72,724

Current Assets
  Cash and overnight investments                   521            123
  Accounts receivable                            7,446          7,621
  Inventories and prepayments                    3,933          4,063
      Total                                     11,900         11,807

Investments Held in Escrow for
  Environmental Costs                            3,095          3,024

Deferred Charges                                 1,227          1,067

      Total                                   $ 90,807       $ 88,622

CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity                 $ 27,419       $ 26,189
  Preferred stock                                  600            600
  Long-term debt                                23,500         23,500
      Total                                     51,519         50,289

Current Liabilities
  Notes payable                                  4,800          7,600
  Accounts payable                               5,778          5,596
  Taxes accrued                                  1,608            146
  Other                                          6,139          5,149
  Customer deposits                              3,849          3,782
      Total                                     22,174         22,273

Deferred Credits                                 9,236          7,909

Deferred Income Taxes and
  Regulatory Liability                           7,878          8,151

      Total                                   $ 90,807       $ 88,622





                        FLORIDA PUBLIC UTILITIES COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (dollars in thousands, except per share data)



                                      Three Months Ended    Nine Months Ended
                                         September 30,          September 30,
                                         1998       1997      1998         1997

Revenues
  Natural gas                         $ 5,512    $ 6,151    $22,094     $24,431
  Electric                             11,824     11,328     30,611      29,779
  Propane gas                             719        727      3,149       3,092
  Water                                   589        526      1,617       1,451
    Total revenues                     18,644     18,732     57,471      58,753

Cost of Fuel and Taxes
 Based on Revenues                     11,992     12,423     36,160      38,701

Operating Margin                        6,652      6,309     21,311      20,052

Operating Expenses
  Operations                            4,191      4,020     12,298      11,895
  Depreciation                          1,079      1,010      3,183       3,007
  Income taxes                            226        179      1,304       1,016
    Total operating expenses            5,496      5,209     16,785      15,918

Operating Income                        1,156      1,100      4,526       4,134

Interest Charges and Other
  Interest expense                       (700)      (717)    (2,120)     (2,199)
  Other income (expense)                   (8)        12         16          32
  Gain from sale of non-utility
   property                                          837                    837
  Income taxes on above gain                        (315)                  (315)

Net Income                                448        917      2,422       2,489

Preferred Stock Dividends                   7          7         21          21

Earnings For Common Stock             $   441    $   910    $ 2,401     $ 2,468

Earnings Per Common Share             $   .15    $   .31    $   .80     $   .83

Dividends Per Common Share            $   .16    $   .15    $   .46     $   .45

Weighted Average Common Shares
  Outstanding                       2,996,913  2,972,710   2,990,612  2,964,282






                   FLORIDA PUBLIC UTILITIES COMPANY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (in thousands)

                                                      Nine Months Ended
                                                         September 30,
                                                        1998          1997
Cash Flows from Operating Activities
  Net income                                         $ 2,422       $ 2,489
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities
    Depreciation                                       3,183         3,007
    Gain from sale of non-utility property                            (837)
    Deferred income taxes                               (274)         (678)
    Other                                                 71           196
  Changes in operating assets and liabilities
    Accounts receivable                                  161           563
    Inventories and prepayments                          145           170
    Accounts payable and accrued expenses              2,668           392
    Environmental insurance proceeds                     122           259
    Over recovery of fuel costs                        1,118         2,060
    Other                                               (200)          (81)

    Net cash provided by operating activities          9,416         7,540

Cash Flows from Investing Activities
  Construction expenditures                           (5,177)       (5,416)
  Proceeds from sale of non-utility property                           886
  Other                                                  119           263

    Net cash used by investing activities             (5,058)       (4,267)

Cash Flows from Financing Activities
  Repayments of short-term borrowings - net           (2,800)       (2,500)
  Dividends paid                                      (1,394)       (1,351)
  Other                                                  234           249

    Net cash used by financing activities             (3,960)       (3,602)

Net Increase (Decrease) in Cash and Overnight
   Investments                                           398          (329)

Cash and Overnight Investments at Beginning
  of Period                                              123           841

Cash and Overnight Investments at End of
  Period                                             $   521       $   512





                 FLORIDA PUBLIC UTILITIES COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998

1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. The results of operations are not necessarily indicative of the results expected for the full year.

2. The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends. At September 30, 1998, under the most restrictive provision, approximately $5,900,000 of retained earnings were unrestricted.





                 FLORIDA PUBLIC UTILITIES COMPANY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        SEPTEMBER 30, 1998



Financial Condition. The Company has a $15,000,000 line of credit with its primary bank of which $4,800,000 was outstanding at September 30, 1998. The line provides for interest at LIBOR plus 50 basis points. The Company is approved by the Florida Public Service Commission to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

Overview. The Company is organized into three regulated business segments, natural gas, electric and water and one non-regulated operation, propane gas. The water operation is not significant, approximating 3% of revenues.

Contributing to variations in operating margins are the effects of seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to Florida during the winter season.

Summary of Operating Margins
  (in thousands)                            Nine Months Ended September 30,
                                              1998        1997         1996

Natural and Propane Gas
  Operating margin                         $12,270     $11,480      $11,934
  Less propane gas                           1,987       1,728        1,979
  Remainder                                $10,283     $ 9,752      $ 9,955

Electric
  Operating margin                         $ 7,497     $ 7,189      $ 7,191
  Less industrial                              417         428          406
  Remainder                                $ 7,080     $ 6,761      $ 6,785


                                            Three Months Ended September 30,
                                              1998        1997         1996
Natural and Propane Gas
  Operating margin                         $ 3,316     $ 3,175      $ 3,119
  Less propane gas                             509         442          461
  Remainder                                $ 2,807     $ 2,733      $ 2,658

Electric
  Operating margin                         $ 2,776     $ 2,633      $ 2,600
  Less industrial                              135         147          142
  Remainder                                $ 2,641     $ 2,486      $ 2,458

Operating Margin. Operating margin, defined as gross operating revenues less cost of fuel and taxes passed-through to customers which are based on revenues, provides a more meaningful basis for evaluating utility operations since fuel costs and taxes passed-through to customers have no effect on results of operations.

Nine Months Ended September 30, 1998 Compared With Nine Months Ended September 30, 1997

Natural and Propane Gas Service. Total natural and propane gas service operating margin increased $790,000, or 6.9% in 1998 as compared with 1997. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $531,000, or 5.4%. The increase in natural gas operating margin was due to a 2.2% increase in average customers for the first nine months ended September 30, 1998 and an increase in per customer consumption of about 2.1%, resulting primarily from an increase in heating degree days of about 60% from the comparable period in 1997. Propane gas operating margin increased $259,000 or about 15% as compared with 1997. Propane gas had a 2.6% decrease in average customers for the nine month period ended September 30, 1998, some of whom were converted to natural gas. The net increase in propane operating margin is primarily due to the increase in heating degree days in 1998 and a propane rate increase that became effective in April.

Total natural and propane gas service operating margin decreased $454,000 or about 4% in 1997 as compared with 1996. Excluding propane gas operating margin from total gas operating margin, remaining operating margin decreased $203,000 or about 2% in 1997 as compared with 1996. Propane gas operating margin decreased $251,000, or about 13%. The decrease in natural and propane gas operating margin is due principally to an approximate 60% decrease in heating degree days early in 1997.

Electric Service. Total electric service operating margin increased $308,000, or 4.3% versus 1997. There was an approximate 7% increase in average consumption per customer, due primarily to warmer weather and a 2% growth in average customers.

Total electric service operating margin decreased $2,000 in 1997 as compared with 1996. Excluding industrial customers, operating margin decreased $24,000. The effect on consumption of the warmer weather early in 1997 more than offset customer growth of 2.4%.

Operating Expenses. In 1998, operations expenses (administrative and general expenses and other operating expenses), excluding cost of fuel and taxes passed-through to customers, increased $403,000, or 1.9% in relation to operating margin. Operations expenses have increased marginally in all categories of expense due primarily to inflationary pressures.

In 1997, operations expenses, excluding cost of fuel and taxes passed-through to customers, increased $73,000. Such expenses increased due to inflationary pressures and were mitigated by an increase in the amortization of net periodic pension cost (actually a credit as the pension plan is over-funded). Depreciation increased, due to expansion and remodeling of our corporate headquarters and growth of our utility plant and taxes other than income taxes increased due to an increase in property taxes.

Income taxes were provided for at approximately the same rate in both nine-month periods and are reduced by amortization of investment tax credits.

Interest expense decreased in 1998 versus 1997 due primarily to an approximate 16% reduction in the weighted average amounts outstanding under the line of credit as compared with 1997.


Cash Flows. Net cash provided by operating activities increased $1,876,000 when compared with 1997. Accounts payable and accrued expenses is the most significant change in operating assets and liabilities, increasing $2,276,000. Accounts payable and accrued expenses at September 30, 1998 is at traditional levels, the apparent increase results from a decrease of $1,945,000 from December 1996 to September 1997.

Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997

Natural and Propane Gas Service. Total natural and propane gas service operating margin increased $141,000, or 4.4% in 1998 as compared with 1997. Natural gas operating margin increased $74,000, or 2.7% as compared with the third quarter of 1997. The increase in propane gas operating margin of 15% is due principally to a rate increase that became effective in April.

Total natural and propane gas service operating margin increased $56,000 or 1.8% in 1997 as compared with 1996. Excluding propane gas operating margin from total gas operating margin, remaining operating margin decreased $75,000 or about 2.8% in 1997 as compared with 1996. The increase in natural gas operating margin is due principally to an approximate 2% increase in customers and a like increase in average consumption per customer. Propane gas operating margin decreased $19,000, or about 4%, due primarily to a 1% decrease in customers (some of which were converted to natural gas) and an 6% decrease in average consumption per customer.

Electric Service. Total electric service operating margin increased $143,000 or 5.4% versus the third quarter of 1997. There was a 5% increase in average consumption per customer due primarily to warmer weather in 1998. Resulting from such increase in consumption was an increase of more than 4% in average operating margin per customer, excluding industrial customers.

Total electric service operating margin increased $33,000 in 1997 as compared with 1996. Excluding the two industrial customers, operating margin increased $28,000.

Operating Expenses. In 1998, operations expenses, excluding cost of fuel and taxes passed-through to customers, increased $171,000, or 2.6% in relation to operating margin. Operations expenses have increased marginally in all classifications of expense, due primarily to inflationary pressures.

In 1997, operations expenses, excluding cost of fuel and taxes passed-through to customers, decreased $18,000. Refer to the above comments for the 1997 nine-month period for comments regarding such expenses, depreciation and taxes other than incomes taxes.

Income taxes were provided for at approximately the same rate in both three month periods and are reduced by amortization of deferred investment tax credits.

Interest expense decreased in 1998 versus 1997 due primarily to an approximate 14% reduction in the weighted average amounts outstanding under the line of credit as compared with 1997.

Other Matters - The Year 2000

The Company is currently involved in an ongoing project to identify its state of readiness regarding the Year 2000 issues and their effect on the Company's information systems. The Company is utilizing both internal and external resources to evaluate and remediate required modifications. The Company software profile consists of approximately one-half purchased software systems and one-half internally developed systems. The purchased software consists of various financial applications and the meter reading system.
The Company plans to complete the Year 2000 project, including testing of all systems, by June 1999. Such plans are based on management's best estimates and the ability to locate and correct all relevant computer codes on a timely basis. However, there is no guarantee that everything will proceed as planned and actual results could differ from these plans.

The Company is utilizing its in-house programming staff to modify internally developed systems in preparation for the Year 2000. The modification costs, consisting of salary and related costs, are not significant and are being expensed as incurred. The purchased financial software systems were Year 2000 compliant when they were placed in service and do not require any modifications. The Company's meter reading system will be replaced with a Year 2000 compliant system in the first quarter of 1999 at an estimated expenditure of $80,000.

The Company is communicating with its significant suppliers to determine their Year 2000 status and is attempting to identify potential areas of concern. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted timely, or that a failure to convert by a supplier or other third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The Company presently believes that with modifications to existing internal software systems and conversion to a new meter reading software, any Year 2000 issues will be neutralized with no significant adverse effect on customers or disruption to business operations. If such modifications are not completed, the Year 2000 issue could have a material adverse effect on the Company. The Company has not adopted a contingency plan to address possible risks to its systems and the need for such a plan would not be evaluated prior to June 1999.

Forward Looking Information

This report contains forward looking information that is intended to qualify for the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions, actual results could differ materially from those currently anticipated. Factors that could cause actual results to differ from those anticipated include, but are not limited to, uncertainties relative to the impact of Year 2000, the effects of regulatory actions, competition, future economic conditions and weather.


PART II.

                        OTHER INFORMATION



Item 6. Exhibits and reports on Form 8-K.

        (a)  None.

        (b)  Reports on Form 8-K:
             There were no reports on Form 8-K filed for the quarter ending September 30, 1998

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


Date: November 10, 1998