Form 10-K405
period 1998-12-31
FLORIDA PUBLIC UTILITIES CO
filed 1999-03-22
CIK 37643

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC   20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

     For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on March 10, 1999, was $45,281,508.

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

             APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At March 10, 1999, there were 3,006,341 common shares outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement for Annual Meeting of Stockholders, April 20, 1999. (Part III)







                               PART I
Item 1. Business

  General
  The Company was incorporated on April 29, 1925 under the 1925 Florida Corporation Law and is continuing its corporate existence pursuant to such law and its Certificate of Reincorporation, as amended. The Company is regulated by the Florida Public Service Commission (except for propane gas service)and provides natural and propane gas service, electric service and water service to consumers in Florida. The Company is comprised of the following four divisions and number of customers as of December 31, 1998:
  (1) West Palm Beach, located in southeast Florida, serves natural gas to 28,275 customers and propane gas to 5,428 customers; (2) Mid-Florida, consisting of the Sanford and DeLand districts, serves 8,814 natural gas customers and 3,401 propane customers; (3) Marianna, located in the Florida panhandle, provides electricity to 11,745 customers; and (4) Fernandina Beach, located in extreme northeast Florida, serves 12,503 electric customers and 6,361 water customers. The economies of West Palm Beach, Sanford, and DeLand rely somewhat on the migration of seasonal residents and tourists during the winter season. Agriculture and citrus processing, together with light industry, provide year-round stability. Marianna's economy is predominantly agricultural including peanuts, soy beans, corn, pork and beef. The area has many small industries. Fernandina's economy is centered around two large paper mills; ITT Rayonier, Inc. and Container Corporation of America. The beach area, Amelia Island, is noted for its fine beaches and resort amenities.

  The population by counties, as estimated by the University of Florida's Bureau of Economic and Business Research, in which the service areas are located, as of April 1, 1998, is as follows:

       West Palm Beach    (Palm Beach County)                     1,021,000
       Sanford            (Seminole County)                         345,000
       DeLand             (Volusia County)                          420,000
       Marianna           (Jackson, Calhoun & Liberty Counties)      71,000
       Fernandina Beach   (Nassau County)                            55,000

  In Fernandina Beach, two large paper mills accounted for 15.9% of total 1998 electric division operating revenues and 8.4% of the Company's total operating revenues. However, such mills accounted for 5.6% of total 1998 electric division operating margin and 2.0% of the Company's total operating margin.

  Sources of Gas and Electricity
  Natural Gas
  The Company receives its total supply of natural gas at eleven city gate stations connected to Florida Gas Transmission Company's (FGT) pipeline system. In 1998, the Company constructed its eleventh gate station, DeLand South, to meet the increasing requirements of our DeLand distribution territory. The DeLand South gate station also provides an alternate gas supply in the event the other DeLand gate station malfunctions. The Company now has adequate redundancy of gate stations in each distribution system to assure continuous service to our customers.

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

  During 1998, the Company has been actively involved in the settlement of FGT's rate proceeding, FERC Docket No. RP96-366. This proceeding was expected and was based on FGT's Phase III construction settlement filing. FGT's Phase III construction increased the pipelines deliverable within Florida by over 50%. The settlement set rates retroactive to March 1, 1998, which, over the next three years and continuing until FGT's next rate proceeding, will result in lower payments of reservation charges to FGT. Reservation rates will be as much as 5.6% lower than March 1997 levels. During 1998, reservation charges accounted for approximately one-third of the Company's $16.4 million gas cost.

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

  The following table sets forth the revenues, operating profit and identi-fiable assets of each of the Company's business segments. (See "Segment Information" in the Notes to Consolidated Financial Statements.)

                                 1998        1997        1996
                                         (in thousands)
       Revenues
         Natural gas          $29,734     $33,475     $31,854
         Electric              40,254      38,683      40,701
         Water                  2,161       1,911       1,854
         Propane gas            4,043       4,065       4,401

       Operating profit
         Natural gas            3,444       3,288       3,250
         Electric               3,213       3,065       3,141
         Water                    599         468         495
         Propane gas              207         (17)        138

       Identifiable assets
         Natural gas           36,870      35,227      33,977
         Electric              34,605      34,021      33,038
         Water                  5,941       5,270       4,584
         Propane gas            5,134       5,877       6,100

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

  Employees
  On December 31, 1998 the Company had 296 employees, of whom approximately 87 were covered under union contracts with two labor unions, the International Brotherhood of Electrical Workers and the International Chemical Workers Union. The Company does not engage in research activities.

  Competition
  Generally, in municipalities and other areas where the Company provides natural gas, electric and water services, no other utility directly renders such service.

Item 2.  Properties

  The Company's properties consist primarily of distribution systems and related facilities. At December 31, 1998 the Company owned 22 miles of electric transmission lines and 1,021 miles of electric distribution lines. The gas properties distribute gas through 1,144 miles of gas main. The water property consists of deep wells, pumping equipment, water treatment facilities and a distribution system. The propane gas systems operated by the Company's subsidiary have bulk storage facilities and tank installations on the customers' premises.

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

Item 4.  Submission of Matters to a Vote of Security Holders

  None.


                             PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

  The Company's common shares are traded on the American Stock Exchange under the symbol FPU.
                            1998                 1997
                       Low        High      Low        High
   STOCK PRICES
      Quarter ended
      March 31         $11.56 - $13.63      $ 9.82 - $10.50
      June 30           12.81 -  16.38        9.94 -  10.63
      September 30      14.25 -  16.50       10.25 -  10.85
      December 31       13.13 -  17.50       11.25 -  12.32

   DIVIDENDS PAID
      January 1             $.15                 $.15
      April 1                .15                  .15
      July 1                 .16                  .15
      October 1              .16                  .15

   All per share data have been restated for the two-for-one common stock split in 1998.

   At March 10, 1999, there were 956 holders of record of the Registrant's Common Stock.

   See "Capitalization, Dividend Restriction" in the Notes to Consolidated Financial Statements for information concerning restriction on the payment of cash dividends.

Item 6.  Selected Financial Data (in thousands, except per share data)

                                            Years Ended December 31,
                                    1998     1997      1996     1995     1994

    Revenues                     $76,192  $78,134   $78,810  $72,027  $64,755
    Operating margin              28,491   26,679    26,937   25,514   23,293
    Net income                     3,068    3,191(1)  2,751    2,438    1,717
    Earnings per common share       1.02     1.07(1)    .93      .83      .59
    Dividends per common share       .62      .60       .60      .58      .58
    Total assets                  92,406   89,050    88,169   85,240   82,281
    Utility plant - net           75,227   72,724    69,876   66,278   63,713
    Current debt                   8,200    7,600     7,900    5,600    4,673
    Long-term debt                23,500   23,500    23,500   23,500   23,500
    Common shareholders' equity   27,622   26,189    24,511   23,302   22,334

    (1) 1997 includes a gain after income taxes from the sale of non-utility real property of $522,000, $0.18 per share.


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

From the Florida Public Service Commission's (FPSC) perspective, the Company operates four distinct "entities", i.e., Marianna electric, Fernandina Beach electric, Fernandina Beach water and natural gas, consisting of Palm Beach County, Sanford and DeLand. The Company last received rate increases as follows: natural gas operations, May 1995; Marianna electric division, February 1994; and Fernandina Beach electric division, February 1989. The Company receives an increase each year for its water operation through a price index mechanism provided by the FPSC. The Company anticipates filing for a rate increase in its Fernandina Beach Water Division during the summer of 1999. See "Rate Matters" in the Notes to Consolidated Financial Statements (Notes).

Summary of Operating Margins
(in thousands)
                                   1998           1997           1996
Natural and Propane Gas
  Operating margin              $16,481        $15,642        $15,958
  Less propane gas                2,602          2,300          2,573
  Remainder                     $13,879        $13,342        $13,385

Electric Operating Margin       $ 9,946        $ 9,214        $ 9,210

Operating Margin. Operating margin, defined as gross operating revenues less cost of fuel and taxes based on revenues which are passed-through to customers, provides a more meaningful basis for evaluating utility operations. Fuel costs and taxes passed-through to customers have no effect on results of operations and fluctuations in such costs distort the relationship of gross operating revenues and operating margin (net revenues retained by the company for operating purposes).

Natural and Propane Gas Service. Total natural and propane gas service operating margin increased $839,000 or 5.4% in 1998 as compared with 1997. Excluding propane gas operating margin from total gas operating margin, remaining operating margin increased $537,000, or 4.0%. The increase in natural gas operating margin was due principally to a 2.6% increase in average customers as compared with 1997. Propane gas operating margin increased $302,000 or about 13% versus 1997. Propane gas had a 4.4% decrease in average customers for 1998, most of whom were converted to natural gas. The net increase in propane operating margin is due primarily to the propane rate increase that became effective in April 1998.

Total natural and propane gas service operating margin decreased $316,000 or about 2% in 1997 as compared with 1996. Excluding propane gas operating margin from total gas operating margin, remaining operating margin decreased $43,000 in 1997 as compared with 1996. Propane gas operating margin decreased $273,000, or about 11%. Two factors resulted in a net decrease in natural gas operating margin. First, there was an approximate 42% decrease in heating degree days in 1997 which was significantly mitigated by a 2% increase in customers, some of which were propane gas customers who converted to natural gas. The decrease in propane gas operating margin is due principally to the decrease in heating degree days and the conversion of customers to natural gas.

In 1998, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $458,000. Operating expenses have increased in all classifications of expense due to inflationary pressures, with depreciation, maintenance, increased payroll and related costs and expenses and a decrease in the credit amortization of net periodic pension cost accounting for most of the increase.

In 1997, operating expenses, excluding cost of fuel and taxes passed-through to customers, decreased $199,000. The net decrease is attributable to decreases in two classifications of expense. Administrative and general expenses decreased as the credit amortization of the net periodic pension cost increased by $90,000 in 1997 versus 1996 and casualty and workers' compensation insurance costs decreased by $146,000 as compared with 1996. Also, maintenance expenses decreased by $104,000, due principally to a reduction in maintenance personnel in 1997. Other classifications of operating expenses increased $192,000 or 1.2% due primarily to inflationary pressures.

Electric Service. Total electric service operating margin increased $732,000 or 8% versus 1997. There was a 6% increase in average consumption per customer due primarily to warmer weather in 1998 as compared with 1997, and an increase in customers of almost 2%. Resulting from such increase in consumption and customers was an increase of more than 6% in average operating margin per customer, excluding industrial customers.

Total electric service operating margin remained virtually unchanged in 1997 as compared with 1996. The effect on consumption of the warmer weather early in 1997 more than offset customer growth of 2.4%.

In 1998, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased 9.5%. Operating expenses have increased in all classifications of expense due to inflationary pressures with larger than normal increases in administrative and general expenses, maintenance and taxes other than income taxes. These increases were caused by a decrease in the credit amortization of the net periodic pension cost, additional tree trimming and facilities maintenance and an increase in ad valorem taxes in the Fernandina Beach Division, excluding cost of fuel and taxes passed-through to customers, accounting for most of the increase.

In 1997, total operating expenses, excluding cost of fuel and taxes passed-through to customers, increased $80,000. The net increase is due primarily to two factors. The credit amortization of the net periodic pension cost increased in 1997 versus 1996 by $33,000 and casualty and workers' compensation insurance costs decreased by $89,000 as compared with 1996. All other classifications of operating expenses increased $237,000.
Approximately 60% of such increases occurred in the Fernandina Beach division. Other than inflationary pressures, tree trimming expenses accounted for most of the increase.

Interest Charges. Interest charges consist of interest on bonds, short-term borrowings and customer deposits. The primary factor causing interest amounts to fluctuate are changes in amounts borrowed under the line of credit and related interest rate changes. See "Notes Payable" and "Capitalization" in the Notes for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows. Net cash provided by operating activities increased $1,431,000 when compared with 1997. Accounts payable and accrued expenses is the most significant change in operating assets and liabilities, increasing $1,988,000 from 1997. Accounts payable and accrued expenses at December 31, 1998 were at traditional levels, the apparent increase results from a decrease of $4,435,000 from December, 1996 to December, 1997. That decrease was due principally to significantly higher gas and electric fuel costs in 1996 versus 1995, such costs leveled off in 1997.

Cash used in investing activities usually fluctuates within a narrow range as construction expenditures, excluding unusual items, have averaged about $6.8 million over the last five years. Included in construction expenditures in 1998 are more than $500,000 towards modernizing our water plant in Fernandina Beach. Included in 1997 expenditures was approximately $500,000 for cost of removal of facilities and included in construction expenditures in 1996 was $1,343,000 relating to the general office addition and an additional $189,000 was incurred in 1997. Included in 1997 are proceeds of $886,000 from the sale of non-utility real property.

Cash used by financing activities fluctuated principally because of changes in short-term borrowings.

The Company has a $15,000,000 line of credit with its primary bank of which $8,200,000 is outstanding at December 31, 1998. The line provides for interest at LIBOR plus 50 basis points and expires in 2000. The Company is approved by the FPSC to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

The Company usually has no material commitments for construction expend-itures. Capital expenditures for 1999 have been budgeted for $7,984,000; however, while the actual amount expended for construction is influenced by many factors, the Company anticipates that expenditures for 1999 will not be significantly different from amounts historically incurred. For additional information see "Notes Payable" and "Capitalization" in the Notes.

The Company anticipates that its future construction expenditures and commitments are likely to require additional debt and/or equity financing.

Issuance of Additional Bonds. The Company's 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property. At December 31, 1998, such calculation would permit the issuance of approximately $39,000,000 of additional bonds.

OTHER

The Year 2000 Project. The Company has evaluated and identified its state of readiness regarding all known Year 2000 issues and their effect on the Company's information systems. The Company is utilizing both internal and external resources to evaluate and remediate required modifications. The Company's software profile consists of approximately one-half purchased software systems and one-half internally developed systems. The purchased software consists of various financial applications and the meter reading system. The Company plans to complete the Year 2000 project, including testing of all systems by June 1999. Such plans are based on management's best estimates and the ability to locate and correct all relevant computer codes on a timely basis. However, there is no guarantee that everything will proceed as planned and actual results could differ from these plans.

The Company is utilizing its in-house programming staff to modify internally developed systems in preparation for the Year 2000. The modification costs, consisting of salary and related costs, are not significant and are being expensed as incurred. The purchased financial software systems were Year 2000 compliant when they were placed in service several years ago and do not require any modifications. The Company's meter reading system will be replaced with a Year 2000 compliant system in the first quarter of 1999 at an estimated expenditure of $80,000.
The Company is communicating with its significant suppliers to determine their Year 2000 status and is attempting to identify areas of concern. However, there can be no guarantee that the systems of other companies will be converted timely, or that a failure to convert by a supplier would not have a material adverse effect on the Company.

The Company presently believes that with modifications to existing internal software systems and conversion to a new meter reading software, any Year
2000 issues will be neutralized with no significant adverse effect on customers or disruption to business operations. If such modifications are not completed, the Year 2000 issue could have a material adverse effect on the Company. The Company is currently in the process of adopting a contingency plan to address possible risks to its systems.

Forward Looking Information. This report contains forward looking informa-tion that is intended to qualify for the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions, actual results could differ materially from those currently anticipated. Factors that could cause actual results to differ from those anticipated include, but are not limited to, uncertainties relative to the impact of Year 2000, the effects of regulatory actions, competition, future economic conditions and weather.

Environmental Matters. The Company has several contamination sites in various stages of assessment investigation, see "Contingencies" in the Notes. The Company believes that all future contamination assessment and remedial costs, legal fees and other related costs will not be in excess of the rate relief granted the Company and insurance settlement proceeds received.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The long-term debt due in 2018 can be retired beginning in 2013 with a premium that is not interest rate sensitive that decreases until maturity and the long-term debt due in 2022 cannot be retired early. Investments held in escrow for environmental costs are invested in fixed income debt securities at an average yield of 6.3% whose carrying amounts approximate fair value. The investments mature from 1999 to 2004 and are held to maturity. Therefore, such long-term debt and investments are not subject to changes in interest rates.


INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of Florida Public Utilities Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Florida Public Utilities Company and its wholly-owned subsidiary, Flo-Gas Corporation, as of December 31, 1998 and 1997, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Public Utilities Company and its wholly-owned subsidiary, Flo-Gas Corporation, at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Certified Public Accountants
West Palm Beach, Florida
February 19, 1999


Item 8.Financial Statements and Supplementary Data

  CONSOLIDATED STATEMENTS OF INCOME
  (dollars in thousands, except per share data)
                                                    Years Ended December 31
                                                 1998        1997        1996
  Revenues
    Electric                                  $40,254     $38,683     $40,701
    Natural gas                                29,734      33,475      31,854
    Propane gas                                 4,043       4,065       4,401
    Water                                       2,161       1,911       1,854
      Total revenues                           76,192      78,134      78,810
    Cost of fuel and taxes based on revenues   47,701      51,455      51,873

  Operating Margin                             28,491      26,679      26,937

  Operating Expenses
    Operations                                 11,755      11,283      11,533
    Maintenance                                 2,807       2,512       2,526
    Depreciation and amortization               4,269       4,029       3,876
    Taxes other than income taxes               2,196       2,051       1,978
    Income taxes                                1,568       1,286       1,396
      Total operating expenses                 22,595      21,161      21,309

  Operating Income                              5,896       5,518       5,628

  Interest Charges and Other
    Long-term debt                              2,235        2,235      2,235
    Short-term borrowings                         355          407        348
    Customer deposits and other interest          250          253        275
    Other-net                                     (12)         (46)        19
    Gain from sale of non-utility property                    (837)
    Income taxes on above gain                                 315
      Total interest charges and other          2,828        2,327      2,877

  Net Income                                    3,068        3,191      2,751

  Preferred Stock Dividends                        29           29         29

  Earnings for Common Stock                   $ 3,039      $ 3,162    $ 2,722

  Earnings Per Common Share                   $  1.02      $  1.07    $   .93

  Dividends Per Common Share                      .62          .60        .60

  Average Shares Outstanding                2,992,938    2,967,504  2,937,948

  See Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                     December 31,
ASSETS                                            1998          1997
Utility Plant
 Electric                                     $ 48,955      $ 47,085
 Natural gas                                    50,644        47,498
 Propane gas                                     6,658         7,292
 Water                                           8,033         7,188
 Common                                          3,366         3,293
   Total                                       117,656       112,356
 Less accumulated depreciation                  42,429        39,632
   Net utility plant                            75,227        72,724

Current Assets
 Cash                                              564           123
 Accounts receivable                             7,879         7,686
 Allowance for uncollectible accounts             (114)          (65)
 Inventories (at average or unit cost)           2,172         2,587
 Prepayments and deferrals                       1,652         1,476
   Total current assets                         12,153        11,807

Other Assets
 Investments held in escrow for
   environmental costs                           3,133         3,024
 Deferred charges                                1,893         1,495
   Total other assets                            5,026         4,519
   Total                                      $ 92,406      $ 89,050

CAPITALIZATION AND LIABILITIES
Capitalization
 Common shareholders' equity                  $ 27,622      $ 26,189
 Preferred stock                                   600           600
 Long-term debt                                 23,500        23,500
   Total capitalization                         51,722        50,289

Current Liabilities
 Notes payable                                   8,200         7,600
 Accounts payable                                5,388         5,596
 Insurance accrued                               2,113         1,986
 Interest accrued                                  597           517
 Other accruals and payables                     2,115         2,090
 Customer deposits                               3,867         3,782
   Total current liabilities                    22,280        21,571

Other Liabilities
 Deferred income taxes                           6,110         5,825
 Unamortized investment tax credits              1,222         1,342
 Environmental liability                         5,004         4,833
 Regulatory tax liabilities                      1,968         2,326
 Over recovery of fuel costs                     1,124           393
 Customer advances for construction              1,317         1,269
 Storm damage and environmental reserve          1,602         1,130
 Other                                              57            72
 Commitments and contingencies
   Total other liabilities                      18,404        17,190
   Total                                      $ 92,406      $ 89,050

 See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CAPITALIZATION
(dollars in thousands)
                                                      December 31,
                                                    1998       1997
Common Shareholders' Equity
  Common stock, $1.50 par value, authorized
    3,500,000 shares; issued 3,200,860 shares
    in 1998; 1,594,352 shares in 1997            $ 4,801    $ 2,392
  Paid-in capital                                  9,065     11,233
  Retained earnings                               15,686     14,532
  Treasury stock - at cost (200,945 shares
    in 1998; 105,766 shares in 1997)              (1,930)    (1,968)

  Total common shareholders' equity               27,622     26,189

Preferred Stock
  4 3/4% Series A, $100 par value, redemption
    price $106.00, authorized and outstanding
    6,000 shares                                     600        600

Long-Term Debt
  First mortgage bonds
    Series
    9.57% due 2018                                10,000     10,000
    10.03% due 2018                                5,500      5,500
    9.08% due 2022                                 8,000      8,000
    Total long-term debt                          23,500     23,500

Total Capitalization                             $51,722    $50,289


CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(dollars in thousands)
                            Common Stock
                       Shares  Aggregate  Paid-in  Retained    Treasury Stock
                       Issued  Par Value  Capital  Earnings   Shares     Cost
Balance,
 December 31, 1995   1,577,782   $2,367   $10,797   $12,191  117,686  $(2,053)
Net income                                            2,751
Dividends                                            (1,791)
Stock plans              7,696       12       195             (5,855)      42
Balance,
 December 31, 1996   1,585,478    2,379    10,992    13,151  111,831   (2,011)
Net income                                            3,191
Dividends                                            (1,810)
Stock plans              8,874       13       241             (6,065)      43
Balance
 December 31, 1997   1,594,352    2,392    11,233    14,532  105,766   (1,968)
Net income                                            3,068
Dividends                                            (1,914)
Stock plans              9,006       13       228             (7,630)      38
Two-for-one stock
 split               1,597,502    2,396    (2,396)           102,809
Balance
 December 31, 1998   3,200,860   $4,801    $9,065   $15,686  200,945  $(1,930)

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                   Years Ended December 31,
                                                 1998        1997        1996
Cash Flows from Operating Activities
 Net income                                   $ 3,068     $ 3,191     $ 2,751
 Adjustments to reconcile net income to
 net cash from operating activities
   Depreciation                                 4,269       4,029       3,876
   Deferred income taxes                          (73)       (349)        578
   Investment tax credits                        (120)       (121)       (120)
   Other                                          216         385         405
   Gain on sale of non-utility property                      (837)
 Effects of changes in
   Receivables                                   (158)        269        (936)
   Inventories and prepayments                    253          16        (924)
   Accounts payable and accruals                  547       1,341)      3,094
   Over/(under) recovery of fuel costs            731       1,722      (1,197)
   Other                                         (278)         60        (110)
    Net cash provided by operating
    activities                                  8,455       7,024       7,417

Cash Flows from Investing Activities
 Construction expenditures                     (6,952)     (7,034)     (7,653)
 Customer advances for construction                48         287         175
 Other                                           (109)        (73)       (145)
 Proceeds from sale of non-utility property                   886
    Net cash used by investing
    activities                                 (7,013)     (5,934)     (7,623)

Cash Flows from Financing Activities
 Net short-term borrowings (repayments)           600        (300)      2,300
 Proceeds from common stock plans                 279         297         250
 Dividends paid                                (1,880)     (1,805)     (1,773)
    Net cash provided (used) by
    financing activities                       (1,001)     (1,808)        777

Net Increase (Decrease) in Cash                   441        (718)        571
Cash at Beginning of Year                         123         841         270
Cash at End of Year                           $   564     $   123     $   841

Supplemental Cash Flow Information
 Cash was paid during the years as follows:
 Interest                                     $ 2,513     $ 2,719     $ 2,585
  Income Taxes                                  1,729       1,845       1,534

See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accordingly, the Company has recognized certain regulatory assets and liabilities. Such regulatory items relate to deferred income taxes, conversion costs, unamortized debt reacquisition costs, and storm and environmental self-insurance reserves. The Company believes that the FPSC will continue to allow the Company to recover such items through its rates.

The Company has agreed with the FPSC staff to limit its earned return on equity for its regulated electric and natural gas operations. The disposition of any excess earnings is left to the discretion of the FPSC, with alternatives including a refund to customers, additional contributions to storm damage reserves, or the reduction of any depreciation reserve deficiency. Excess earnings for 1997 at one of the Company's electric divisions was ordered by the FPSC to be added to that division's storm damage reserve. The Company believes it has adequately reserved for 1998 excess earnings.

Following FPSC rules for water utilities, the Company filed for and was granted a price index revenue increase in the Fernandina Beach water division. This increase, approximating $19,000 on an annual basis, was placed into effect in June 1998. A similar price index filing is planned for 1999. The Company also received a revenue increase of $85,000 in December 1998, relating to an increase in ad valorem taxes.

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

Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Flo-Gas Corporation. All significant inter-company balances and transactions have been eliminated.

Certain reclassifications have been made to the prior years' financial statements and other financial information contained herein to conform with the 1998 presentation.

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

Deferred Charges. Deferred charges include unamortized debt issuance expense and early extinguishment premium. Such expenses are being amortized over the lives of the issues to which they pertain.

Use of Estimates. Inherent in the accounting process is the use of estimates when preparing financial statements in accordance with generally accepted accounting principles. Actual results could differ from these estimates. The Company has used estimates in the preparation of its financial statements including the accrual for uninsured liability claims. The Company is self-insured for the first $250,000 of each liability claim and therefore accrues for estimated losses occurring from both asserted and unasserted claims. The estimate for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The Company's portion of liability claims incurred for the ten year period ended in 1998 averaged approximately $75,000 per year and the accrual for such claims was approximately $1,000,000 at December 31, 1998. The Company believes that its accrual for potential liability claims is adequate.

Notes Payable

The Company has a line of credit agreement with its primary bank providing for a $15,000,000 loan with interest at LIBOR plus fifty basis points. $14,000,000 of such loan is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division. The weighted-average interest rates at both December 31, 1998 and 1997 were approximately 6.2%.

Capitalization

Common Stock Split. In July 1998, the Company effected a two-for-one stock split in the form of a stock dividend and, accordingly, transferred from paid-in capital to common stock, an amount equal to the aggregate par value of the additional shares. All per share data included herein have been retroactively restated to reflect the stock split.

Common Shares Reserved. The Company has reserved 24,840 common shares for issuance under the Dividend Reinvestment Plan and 33,984 common shares for issuance under the Employee Stock Purchase Plan.

Dividend Restriction. The Indenture of Mortgage and Deed of Trust and supplements thereto provide for restriction of the payment of cash dividends. At December 31, 1998 approximately $6,000,000 of retained earnings were free of such restriction.

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

Business segment information for 1998, 1997, and 1996 is summarized as follows (in thousands):
                                                          Non-
                               Regulated               Regulated
1998                    Gas  Electric  Water  Common  Propane Gas  Consolidated
Revenues              $29,734 $40,254 $2,161 $             $4,043      $76,192
Operating profit        3,444   3,213    599                  207        7,463
Identifiable assets    36,870  34,605  5,941    9,856       5,134       92,406
Depreciation            1,838   1,733    223      135         340        4,269
Construction
 expenditures           3,136   2,585    767      158         306        6,952
Income tax expense        688     715    157       17           8        1,585

1997
Revenues               33,475  38,683  1,911                4,065       78,134
Operating profit        3,288   3,065    468                  (17)       6,804
Identifiable assets    35,227  34,021  5,270    8,655       5,877       89,050
Depreciation            1,733   1,629    208      116         343        4,029
Construction
 expenditures           2,925   2,641    866      323         279        7,034
Income tax expense        695     580     98      351         (87)       1,637

1996
Revenues               31,854  40,701  1,854                4,401       78,810
Operating profit        3,250   3,141    495                  138        7,024
Identifiable assets    33,977  33,038  4,584   10,470       6,100       88,169
Depreciation            1,654   1,540    201      137         344        3,876
Construction
 expenditures           3,369   2,360    257    1,324         343        7,653
Income tax expense        631     673    107      (14)        (15)       1,382


Income Taxes

The provision (credit) for income taxes consists of the following
(in thousands):
                                   1998              1997           1996
Current payable
 Federal                         $1,484            $1,547         $  751
 State                              277               208            188
                                  1,761             1,755            939
 Deferred
 Federal                            (54)             (378)           532
 State                              (19)               29             46
                                    (73)             (349)           578
Investment tax credit              (120)             (120)          (121)
Total - operating                 1,568             1,286          1,396
Included in interest charges
 and other-net                       17               351*           (14)

Total                            $1,585            $1,637         $1,382

*Includes income tax of $315,000 on gain from the sale of non-utility property.

The difference between the effective income tax rate and the statutory federal income tax rate applied to pretax income is accounted for as follows (in thousands):
                                   1998              1997           1996
Federal income tax at
 statutory rate                  $1,582            $1,642         $1,406
State income taxes,
 net of federal benefit             170               156            154
Investment tax credit              (120)             (120)          (121)
Other                               (47)              (41)           (57)

Total provision for income taxes $1,585            $1,637         $1,382

The tax effects of temporary differences producing accumulated deferred income taxes in the accompanying consolidated balance sheets are as follows (in thousands):
                                                     1998           1997
Deferred tax assets
 Environmental                                     $2,083         $1,983
 Alternative minimum tax credit                                      177
 Other                                                468            307
   Total deferred tax assets                        2,551          2,467

Deferred tax liabilities
 Utility plant related                              8,395          7,850
 Under recovery of fuel costs                                        208
 Other                                                266            234
   Total deferred tax liabilities                   8,661          8,292

Net deferred income taxes                          $6,110         $5,825


Employee Benefit Plans

The Company sponsors a qualified pension plan and post-retirement medical and life benefit plans for its employees. The life plan obligations are insignificant and are not reflected in the following disclosures. In 1998, the Company changed the benefit formula to provide for improved pension benefits. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ending December 31, 1998 and 1997, and a statement of the funded status at December 31, 1998 and 1997 (in thousands):
                                          Pension Benefits    Medical Benefits

                                             1998      1997      1998     1997
Reconciliation of Benefit Obligation

Prior year obligation at December 31     $ 14,803  $ 14,403   $ 1,318  $ 1,248
Service cost                                  764       549        73       65
Interest cost                               1,245       963        96       83
Participant contributions                       0         0        14       13
Plan amendments                             3,440         0         0        0
Actuarial (gain) loss                        (137)     (352)       87      (50)
Benefit payments                             (836)     (760)     (113)     (41)
Current year obligation at December 31   $ 19,279  $ 14,803   $ 1,475  $ 1,318

Reconciliation of Fair Value of Plan Assets

Prior year fair value of plan assets at
 December 31                             $ 29,080  $ 24,179   $     0   $     0
Actual return on plan assets                4,287     5,661         0         0
Employer contributions                          0         0        99        29
Participant contributions                       0         0        14        12
Benefit payments                             (836)     (760)     (113)      (41)
Current year fair value of plan
 assets at December 31                   $ 32,531  $ 29,080   $     0   $     0

Funded Status

Funded status at December 31             $ 13,252  $ 14,277   $(1,475)  $(1,318)
Unrecognized transition (asset) obligation   (367)     (550)      600       643
Unrecognized prior service cost             4,401     1,362         0         0
Unrecognized (gain) loss                  (15,990)  (13,933)       50       (36)
Net amount recognized                    $  1,296  $  1,156   $  (825)  $  (711)


The following table provides the components of net periodic benefit cost for the Plans for 1998 and 1997 (in thousands):

                                Pension Benefits            Medical Benefits
                             1998     1997     1996      1998     1997     1996

Service cost              $   764  $   549  $   539    $   73   $   65  $    66
Interest cost               1,245      963      935        96       83       78
Expected return on plan
 assets                    (1,943)  (1,546)  (1,421)        0        0        0
Amortization of transition
 (asset) obligation          (183)    (183)    (183)       43       43       43
Amortization of prior
 service cost                 401      151      151         0        0        0
Amortization of net
 (gain)loss                  (424)    (255)    (189)        0        0        0

Net periodic benefit cost $  (140) $  (321) $  (168)   $   212  $  191  $   187

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The pension plan is non-contributory; the postretirement medical plan is contributory with participants' contributions subject to adjustment annually. The accounting for the health care plan anticipates future cost-sharing changes to the written plan such that retiree contributions will increase at the same rate as the total plan cost.

The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:
                                       Pension Benefits        Medical Benefits
Weighted-average assumptions
  as of December 31                 1998     1997    1996      1998        1997
Discount rate-benefit obligation     7.0%     7.0%      -       7.0%        7.0%
Expected return on plan assets       8.5%     8.0%    8.0%      N/A         N/A
Rate of compensation increase        5.5%     5.5%    5.0%      N/A         N/A

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits during 1998 was 8.4% for retirees under 65 and 7.5% for retirees over 65. These rates were assumed to decrease gradually each year to a rate of 5.5% for 2007 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                            1% Increase        1% Decrease
Effect on total of service and interest
 cost components of net periodic post-
 retirement health care benefit cost         $  26,429          $ (22,860)

Effect on the health care component of
 the accumulated postretirement benefit
 obligation                                  $ 206,950          $(181,475)

Health Plan. The Company is principally self-insured for its employee and retiree medical insurance plan. The Company's health care liability under the plan is limited to $60,000 per individual per year, with a maximum total liability of $940,000.

A reserve for future benefit payments for active employees is maintained at a level sufficient to provide for estimated outstanding claims under the plan net of amounts contributed by employees. Net health care benefits paid by the Company for active employees were approximately $455,000, $457,000 and $408,000 for 1998, 1997 and 1996, respectively.

Employee Stock Purchase Plan. The Company's Employee Stock Purchase Plan offers common stock at a discount to qualified employees. During 1998, 1997 and 1996, 7,230, 5,665 and 5,455 shares, respectively, were issued under the Plan for aggregate consideration of $100,000, $103,000 and $90,000 respectively.

Dividend Reinvestment Plan. During 1998, 1997 and 1996, 9,006, 8,874 and 7,696 shares, respectively, were issued under the Company's dividend reinvestment plan for aggregate consideration of $169,000, $185,000 and $152,000, respectively.

Financial Instruments

The carrying amounts reported in the balance sheet for investments held in escrow for environmental costs, notes payable, taxes accrued and other accrued liabilities' approximate fair value. The Company does not enjoy a debt rating and therefore the Company has no reasonable way of estimating the current rate at which similar first mortgage bonds would be made to borrowers with similar debt ratings and maturities. However, the current bonds outstanding were issued in 1988 and 1992 and since that time interest rates have declined substantially, and thus it is reasonable to assume that the fair value of existing first mortgage bonds would be more than their carrying value.

Contingencies

The Company is subject to federal and state legislation with respect to soil, groundwater and employee health and safety matters and to environmental regula-

tions issued by the Florida Department of Environmental Protection (FDEP), the United States Environmental Protection Agency (EPA)and other federal and state agencies. Except as discussed below, the Company does not expect to incur material future expenditures for compliance with existing environmental laws and regulations.

West Palm Beach Site. The Company is currently conducting a contamination assessment investigation of a parcel of property owned by it in West Palm Beach, Florida. After a preliminary contamination assessment investigation indicated soil and groundwater impacts, the Company entered into a consent order with the FDEP. The consent order requires the Company to delineate the extent of soil and groundwater impacts associated with the prior operation of a gasification plant on the property and requires the Company to remediate any soil and groundwater impacts, if necessary. In June 1992 the Company commenced the contamination assessment investigation. At this time, contamination assessment activities are still being performed under the direct oversight of FDEP. Prior to the completion of this work, it is not possible to determine to an acceptable degree of certainty the complete extent or cost of remedial action, if any, which may be required. However, a preliminary estimate from the Company's environmental consultant suggested that additional contamination assessment and remediation costs for this site may reach approximately $1,400,000. Until the FDEP concludes that the contamination assessment investigation is complete, it is not possible to determine whether remediation is necessary and, if so, when and how much of such costs the Company will have to pay. A portion of the on-site impacts had been determined to be eligible for reimbursement from a state fund and the FDEP has determined that a portion of the work conducted off-site is eligible for reimbursement under state law.

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

Thereafter, in cooperation with four former owners and operators of the gasification plant, the Company participated in the funding of an initial contamination assessment investigation, the results of which are set forth in a Contamination Assessment Report delivered to FDEP on February 4, 1994. On July 11, 1997, EPA notified the Company of its potential liability under applicable federal laws for assessment and remediation of the site. Similar notices were sent by EPA to the four former owners and operators of the site. On or about March 25, 1998, the Company and the four former owners and operators (collectively, the "Group") and the EPA executed an Administrative Order on Consent ("AOC") that obligates the Group to implement a Remedial Investigation/Feasibility Study ("RI/FS") task. The Group also entered into a Participation Agreement and an Escrow Agreement on or about April 13, 1998. These agreements govern the manner and means by which all parties will satisfy their respective obligations under the AOC. On or about April 13, 1998, the Group also entered into services agreements (collectively, the "RI/FS Agreement") with two environmental consulting entities, to undertake RI/FS and associated risk assessment activities called for under the terms of the AOC. The total combined budget for the consultants' services is presently approximately $440,000. The Company has agreed to pay approximately 13.7% of the cost for the RI/FS. Field work for the RI/FS was initiated in 1998. The RI/FS draft report is due to EPA by March 1, 1999. Prior to the completion of the RI/FS field activities and approval by EPA of the RI/FS Report, the Company is unable to determine the appropriate remedy for the site or, what the Company's share of the cost of that remedy would be. However, a preliminary estimate from the Group's environmental consultant suggested that interim remedial costs for removal of the visible extent of impacted soils at the site and adjacent thereto may range between $3,340,000 and $5,800,000.

Insurance Claims and Rate Relief. The Company notified its insurance carriers of environmental impacts detected at the former manufactured gas plant (MGP) sites discussed above. As a result of negotiations with the Company's major insurance carriers that concluded in 1997, such carriers agreed to pay settlement proceeds totaling approximately $4,300,000 for certain environmental costs. In addition, the FPSC has allowed the Company to recover through rate relief environmental expenses of approximately $2,400,000 over a ten-year period at the rate of approximately $240,000 per year.

The Company believes that all future contamination assessment and remedial costs, legal fees and other related costs will not be in excess of the rate relief granted the Company and insurance settlement proceeds received.

Commitments

To ensure a reliable supply of power and natural gas at competitive prices, the Company has entered into long-term purchase and transportation contracts with various suppliers and producers which expire at various dates through 2015. In general, purchase prices under these contracts are determined by formulas based on market prices. At December 31, 1998, the Company has firm purchase and transportation commitments adequate to supply its expected future sales requirements. The Company is committed to pay demand or similar fixed charges of approximately $6,000,000 during 1999 related to these agreements. Substantially all costs incurred under these agreements are recoverable from customers through fuel adjustment clause mechanisms.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 requires derivatives, as defined in the statement, to be measured at their fair value. The Company is currently assessing the effect, if any, of implementing FAS 133 in 2000 on its financial statements.

Quarterly Financial Data (Unaudited)

The quarterly financial data presented below reflects the influence of, among other things, seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to central and southern Florida during the winter season (in thousands, except per share amounts):

                        FIRST     SECOND      THIRD     FOURTH
                       QUARTER    QUARTER    QUARTER    QUARTER
1998
Revenues               $20,712    $18,115    $18,644    $18,721
Operating margin         7,919      6,740      6,652      7,180
Operating profit         2,870      1,577      1,382      1,634
Net income               1,403        571        448        646
Earnings per share         .47        .19        .15        .21

1997
Revenues               $22,143    $17,878    $18,732    $19,381
Operating margin         7,357      6,386      6,309      6,627
Operating profit         2,385      1,486      1,279      1,654
Net income(1)            1,046        526        917        702
Earnings per share(1)      .35        .17        .31        .23


(1) The third quarter includes a gain after income taxes from the sale of non-utility real property of $522,000, $0.18 per share. The sum of the quarterly earnings per share amounts does not equal the annual earnings per share amount reflected in the consolidated statement of income due to the effect of changes in weighted average common shares outstanding during the year.


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

  The following table sets forth certain information about the executive officers of the Registrant as of March 10, 1999.

     Name              Age   Position                        Date

     Robert L. Terry   79    Chairman of the Executive
                              Committee                      1985 - Present

     John T. English   55    Chief Executive Officer         1998 - Present
                             President                       1997 - Present
                             Chief Operating Officer         1997 - Present

     Charles L. Stein  49    Senior Vice President           1997 - Present

     Darryl L. Troy    57    Vice President                  1993 - Present

     Jack R. Brown     64    Corporate Secretary             1995 - Present
                             Treasurer                       1988 - Present

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



                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) 1.  Financial Statements
          The following consolidated financial statements of Florida Public Utilities Company are included herein and in the Registrant's 1998 Annual Report to Shareholders.
            Consolidated Statements of Income
            Consolidated Balance Sheets
            Consolidated Statements of Capitalization
            Consolidated Statements of Common Shareholders' Equity Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements
            Independent Auditors' Report

      2.  Financial Statement Schedules

          All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

      3.  Exhibits

          See Exhibit Index following signatures.

  (b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended
      December 31, 1998.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY

By       /s/ Jack R. Brown                           Date:  March 19, 1999
         Jack R. Brown, Treasurer
         (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         /s/ Robert L. Terry                         Date:  March 19, 1999
         Robert L. Terry
         Chairman of the Executive Committee and Director

         /s/ John T. English                         Date:  March 19, 1999
         John T. English
          President, Chief Executive Officer, Chief Operating Officer and
          Director

         /s/ Franklin C. Cressman                    Date:  March 19, 1999
         Franklin C. Cressman
         Director

         /s/ E. James Carr, Jr.                      Date:  March 19, 1999
         E. James Carr, Jr.
         Director

         /s/ Daniel Downey                           Date:  March 19, 1999
         Daniel Downey
         Director

         /s/ Richard C. Hitchins                     Date:  March 19, 1999
         Richard C. Hitchins
         Director

         /s/ Gordon O. Jerauld                       Date:  March 19, 1999
         Gordon O. Jerauld
         Director

         /s/ Paul L. Maddock, Jr.                    Date:  March 19, 1999
         Paul L. Maddock, Jr.
         Director

         /s/ Rudy E. Schupp                          Date:  March 19, 1999
         Rudy E. Schupp
         Director

                          FLORIDA PUBLIC UTILITIES COMPANY

               EXHIBIT INDEX

               (a) Exhibits

Regulation S-K
Item Number            21. Subsidiary of the registrant

                       23. Independent auditors' consent

                       27. Financial data schedule


EXHIBIT 21

Subsidiary of the registrant

               Name                         Jurisdiction of Incorporation

      Flo-Gas Corporation                             Florida


EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement
No. 2-79935 on Form S-3 and Post-Effective Amendment No. 16 to Registration Statement No. 2-24986 on Form S-8 of Florida Public Utilities Company, of our report dated February 19, 1999, appearing in this Annual Report on Form 10-K of Florida Public Utilities Company for the year ended December 31, 1998.


DELOITTE & TOUCHE LLP
Certified Public Accountants
West Palm Beach, Florida
March 22, 1999