Form 10-Q
period 1999-03-31
FLORIDA PUBLIC UTILITIES CO
filed 1999-04-28
CIK 37643

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549
                           FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At April 30, 1999 there were 3,010,791 shares of $1.50 par value common shares outstanding.










                FLORIDA PUBLIC UTILITIES COMPANY
       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         (in thousands)


                                              March 31,  December 31,
                                                 1999        1998

ASSETS

Utility Plant                                 $119,793       $117,656
  Less accumulated depreciation                 43,260         42,429
      Net utility plant                         76,533         75,227

Current Assets
  Cash and overnight investments                   648            564
  Accounts receivable                            8,064          7,765
  Inventories and prepayments                    3,691          3,824
      Total                                     12,403         12,153

Investments Held in Escrow for
  Environmental Costs                            3,140          3,133

Deferred Charges                                 1,936          1,893

      Total                                   $ 94,012       $ 92,406


CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity                 $ 28,682       $ 27,622
  Preferred stock                                  600            600
  Long-term debt                                23,500         23,500
      Total                                     52,782         51,722

Current Liabilities
  Notes payable                                  7,600          8,200
  Accounts payable                               4,724          5,388
  Taxes accrued                                  1,207            194
  Other                                          4,959          4,631
  Customer deposits                              3,883          3,867
      Total                                     22,373         22,280

Deferred Credits                                10,648         10,326

Deferred Income Taxes and
  Regulatory Liability                           8,209          8,078

      Total                                   $ 94,012       $ 92,406



                 FLORIDA PUBLIC UTILITIES COMPANY
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (dollars in thousands, except per share data)



                                                   Three Months Ended
                                                       March 31,
                                                  1999           1998

Revenues
  Electric                                       $ 8,742        $ 9,096
  Natural gas                                      8,982          9,754
  Propane gas                                      1,256          1,438
  Water                                              527            424
    Total revenues                                19,507         20,712

  Cost of fuel and taxes
   based on revenues                              11,468         12,793

Operating Margin                                   8,039          7,919

Operating Expenses
  Operations                                       3,439          3,461
  Depreciation                                     1,131          1,046
  Taxes other than income taxes                      581            542
  Income taxes                                       780            782
    Total operating expenses                       5,931          5,831

Operating Income                                   2,108          2,088

Interest Expense                                    (733)          (709)
Other - Net                                           76             24

Net Income                                         1,451          1,403

Preferred Stock Dividends                              7              7

Earnings for Common Stock                        $ 1,444        $ 1,396

Earnings Per Common Share                        $   .48        $   .47

Dividends Per Common Share                       $   .16        $   .15

Average Shares Outstanding                     3,006,341      2,985,804



                FLORIDA PUBLIC UTILITIES COMPANY
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (in thousands)


                                                     Three Months Ended
                                                         March 31,
                                                    1999           1998
Cash Flows from Operating Activities
  Net income                                      $1,451         $1,403
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                   1,131          1,046
    Other                                            133           (144)
  Changes in operating assets and liabilities
    Receivables                                     (300)           220
    Inventories and prepayments                      133            232
    Accounts payable and accruals                    693          1,011
    Over recovery of fuel costs                      119            195
    Other                                              6             59

    Net cash provided by operating activities      3,366          4,022

Cash Flows from Investing Activities
  Construction expenditures                       (2,461)        (1,418)
  Other                                              169            (22)

    Net cash used by investing activities         (2,292)        (1,440)

Cash Flows from Financing Activities
  Net change in short-term borrowings               (600)        (1,700)
  Dividends paid                                    (487)          (454)
  Other                                               97             91

    Net cash used by financing activities           (990)        (2,063)

Net Increase in Cash                                  84            519

Cash at Beginning of Period                          564            123

Cash at End of Period                             $  648         $  642



                FLORIDA PUBLIC UTILITIES COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1999

1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. The results of operations are not necessarily indicative of the results expected for the full year.

2. The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends. At March 31, 1999, under the most restrictive provision, approximately $7,000,000 of retained earnings were unrestricted.

                FLORIDA PUBLIC UTILITIES COMPANY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         MARCH 31, 1999



Financial Condition. The Company has a $15,000,000 line of credit with its primary bank of which $7,600,000 is outstanding. The line provides for interest at LIBOR plus fifty basis points. The Company is approved by the Florida Public Service Commission to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

Overview. The Company is organized into three regulated operations: natural gas, electric and water and a non-regulated operation, propane gas. The water operations are not significant, approximating 3% of revenues.

Contributing to variations in operating margins are the effects of seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to Florida during the winter season.

Operating Margin                          1999          1998           1997

  Natural Gas                          $ 4,339       $ 4,323        $ 3,866

  Propane Gas                          $   844       $   820        $   760

  Electric                             $ 2,351       $ 2,371        $ 2,312


Operating Margin. Operating margin, defined as gross operating revenues less fuel costs and taxes based on revenues which are passed-through to customers, provides a more meaningful basis for evaluating utility operations. Fuel costs and taxed passed-through to customers have no effect on results of operations and fluctuations in such costs distort the relationship of gross operating revenues and operating margin (net revenues retained by the company for operating purposes).

Three Months Ended March 31, 1999 Compared with Three Months Ended March 31, 1998

Natural and Propane Gas Service. Natural gas service operating margin increased $16,000 in 1999 as compared with 1998. The slight increase in natural gas operating margin was principally due to a 4% increase in average customers as compared with 1998, and was affected by weather 30% warmer than the same period last year and 50% warmer than normal. Propane gas operating margin increased $24,000 or about 3% versus 1998 and was also affected by the warmer weather. Propane gas had a 10% decrease in average customers for 1999, most of whom were converted to natural gas. The increase in propane operating margin is primarily due to the propane rate increase that became effective in April 1998.

Electric Service. Electric service operating margin decreased $20,000 versus 1998. Average customers increased 1.7% as compared with the first quarter last year, however consumption remained neutral due to the warmer weather.

Operating Expenses. In 1999, operating expenses, excluding fuel costs and taxes passed-through to customers, increased $102,000 or about 1.3% in relation to operating margin.


Three Months Ended March 31, 1998 Compared with Three Months Ended March 31, 1997

Natural and Propane Gas Service. Natural gas service operating margin increased $457,000, about 12% in 1998 as compared with 1997. The increase in natural gas operating margin was due to a 1.3% increase in average customers for the quarter ended March 31, 1998 and an increase in per customer consumption of about 12%, resulting from an increase in heating degree days of approximately 60%. Propane gas operating margin increased $60,000 or about 8% as compared with 1997. Propane gas had an 0.8% decrease in average customers for the quarter ended March 31, 1998, some of whom were converted to natural gas. The net increase in average consumption per customer is primarily due to the increase in heating degree days.

Electric Service. Electric service operating margin increased $59,000, or 2.6% versus the first quarter of 1997. There was an 0.8% decrease in average consumption per customer which was more than compensated for by a 2.3% growth in average customers for the quarter.

Operating Expenses. In 1998, operating expenses, excluding fuel costs and taxes passed-through to customers, increased $78,000, or about 1% in relation to operating margin. Generally, operating expenses have increased marginally due to inflationary pressures with depreciation accounting for approximately two-thirds of the overall increase. Most of the increase in depreciation is attributable to growth in utility plant.

Other Matters

The Year 2000 Project. The Company has evaluated and identified its state of readiness regarding all known Year 2000 issues and their effect on the Company's information systems. The Company is utilizing both internal and external resources to evaluate and remediate required modifications. The Company's software profile consists of approximately one-half purchased
software systems and one-half internally developed systems.   The purchased
software consists of various financial applications and the meter reading system. The Company plans to complete the Year 2000 project, including testing of all systems by July 1999. Such plans are based on management's best estimates and the ability to locate and correct all relevant computer codes on a timely basis. However, there is no guarantee that everything will proceed as planned and actual results could differ from these plans.

The Company is utilizing its in-house programming staff to modify internally developed systems in preparation for the Year 2000. The modification costs, consisting of salary and related costs, are not significant and are being expensed as incurred. The purchased financial software systems were Year 2000 compliant when they were placed in service several years ago and do not require any modifications. The Company's meter reading system will be replaced with a Year 2000 compliant system in the second quarter of 1999 at an estimated expenditure of $80,000.

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

         (a) The annual meeting of stockholders was held on April 20, 1999.

         (b) Not applicable.

         (c) None

         (d)  None.

Item 6.  Exhibits and reports on Form 8-K.

         (a)  None.

         (b)  Reports on Form 8-K:
              There were no reports on Form 8-K filed for the quarter ending March 31, 1999.

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


April 28, 1999