Form 10-Q
period 1999-06-30
FLORIDA PUBLIC UTILITIES CO
filed 1999-08-11
CIK 37643

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At July 31, 1999 there were 3,018,191 shares of $1.50 par value common shares outstanding.

                       FLORIDA PUBLIC UTILITIES COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (in thousands)


                                               June 30,  December 31,
                                                 1999        1998

ASSETS

Utility Plant                                 $121,757       $117,656
  Less accumulated depreciation                 44,107         42,429
      Net utility plant                         77,650         75,227

Current Assets
  Cash and overnight investments                   840            564
  Accounts receivable                            7,639          7,765
  Inventories and prepayments                    3,749          3,824
      Total                                     12,228         12,153

Investments Held in Escrow for
  Environmental Costs                            3,193          3,133

Deferred Charges                                 1,994          1,893

      Total                                   $ 95,065       $ 92,406


CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity                 $ 28,965       $ 27,622
  Preferred stock                                  600            600
  Long-term debt                                23,500         23,500
      Total                                     53,065         51,722

Current Liabilities
  Notes payable                                  8,700          8,200
  Accounts payable                               4,822          5,388
  Taxes accrued                                  1,232            194
  Other                                          4,346          4,631
  Customer deposits                              3,872          3,867
      Total                                     22,972         22,280

Deferred Credits                                10,752         10,326

Deferred Income Taxes and
  Regulatory Liability                           8,276          8,078

      Total                                   $ 95,065       $ 92,406

                      FLORIDA PUBLIC UTILITIES COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (dollars in thousands, except per share data)



                                    Three Months Ended     Six Months Ended
                                           June 30,               June 30,
                                       1999        1998       1999        1998

Revenues
  Natural gas                       $ 6,647     $ 6,828    $15,629     $16,582
  Electric                            9,191       9,691     17,932      18,787
  Propane gas                           903         993      2,159       2,430
  Water                                 648         603      1,176       1,028
      Total revenues                 17,389      18,115     36,896      38,827

Cost of Fuel and Taxes
 Based on Revenues                   10,450      11,375     21,918      24,168

Operating Margin                      6,939       6,740     14,978      14,659


Operating Expenses
  Operations                          4,133       4,104      8,153       8,107
  Depreciation                        1,141       1,059      2,272       2,105
  Income taxes                          323         295      1,103       1,077
    Total operating expenses          5,597       5,458     11,528      11,289

Operating Income                      1,342       1,282      3,450       3,370

Interest Expense                       (721)       (711)    (1,454)     (1,420)
Other Income                             32          --        108          24
Gain from Sale of Non-Utility
  Property                              134          --        134          --
Income Taxes on Above Gain              (51)         --        (51)         --

Net Income                              736         571      2,187       1,974

Preferred Stock Dividends                 7           7         14          14

Earnings For Common Stock           $   729     $   564    $ 2,173     $ 1,960

Earnings Per Common Share           $   .24     $   .19    $   .72     $   .66

Dividends Per Common Share          $   .16     $   .15    $   .32     $   .30

Weighted Average Common Shares
  Outstanding                     3,010,324   2,989,120  3,008,333   2,987,462



                      FLORIDA PUBLIC UTILITIES COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                       Six Months Ended
                                                            June 30,
                                                          1999      1998
Cash Flows from Operating Activities
  Net income                                           $ 2,187   $ 1,974
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities
    Depreciation                                         2,272     2,104
    Deferred income taxes                                  197      (169)
    Other                                                 (126        49
  Changes in operating assets and liabilities
    Accounts receivable                                    126       303
    Inventories and prepayments                             75       458
    Accounts payable and accrued expenses                  162     1,446
    Deferred credits                                       (53)     (134)
    Over recovery of fuel costs                            199       195

    Net cash provided by operating activities            5,039     6,226

Cash Flows from Investing Activities
  Construction expenditures                             (4,745)   (3,328)
  Other                                                    294       (21)

    Net cash used by investing activities               (4,451)   (3,349)

Cash Flows from Financing Activities
  Net change in short-term borrowings                      500    (1,800)
  Dividends paid                                          (975)     (909)
  Other                                                    163       140

    Net cash used by financing activities                 (312)   (2,569)

Net Increase in Cash and Cash Equivalents                  276       308

Cash and Overnight Investments at Beginning
  of Period                                                564       123

Cash and Overnight Investments at
  End of Period                                        $   840   $   431

                     FLORIDA PUBLIC UTILITIES COMPANY

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. The results of operations are not necessarily indicative of the results expected for the full year.

2. The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends. At June 30, 1999 under the most restrictive provision, approximately $7,200,000 of retained earnings were unrestricted.

3. In May 1999, the Company sold non-utility, unimproved real property for a gain after income taxes of $83,000, equal to $0.03 per share.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition. The Company has a $15,000,000 line of credit with its primary bank of which $8,700,000 is outstanding at June 30, 1999. The line provides for interest at LIBOR plus fifty basis points. The Company is approved by the Florida Public Service Commission to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

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

Summary of Operating Margins
  (in thousands)                               Six Months Ended June 30,
                                               1999        1998        1997

Natural Gas                                 $ 7,571     $ 7,476     $ 7,019
Propane gas                                   1,493       1,478       1,286
Electric                                      4,789       4,721       4,556

                                              Three Months Ended June 30,
                                               1999        1998        1997

Natural Gas                                 $ 3,233     $ 3,153     $ 3,153
Propane gas                                     648         659         526
Electric                                      2,438       2,350       2,244

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

Six Months Ended June 30, 1999 Compared With Six Months Ended June 30, 1998

Natural and Propane Gas Service. Natural gas service operating margin increased $95,000 in 1999 as compared with 1998. The slight increase in natural gas operating margin was due principally to an approximate 5% increase in average customers as compared with 1998, and was partially reduced by weather 27% warmer than the six month period last year. Propane gas operating margin increased $15,000 or about 1% versus 1998 and was also affected by the warmer weather. Propane gas had a 11% decrease in average customers for 1999, most of whom were converted to natural gas. Propane gas operating margin per customer increased 13% versus 1998, due primarily to the rate increase that became effective April 1998.

Natural gas service operating margin increased $457,000, about 7% in 1998 as compared with 1997. The increase in natural gas operating margin was due to a 1.5% increase in average customers for the first half ended June 30, 1998 and an increase in per customer consumption of about 5%, resulting primarily from an increase in heating degree days of approximately 60% from the comparable period in 1997. Propane gas operating margin increased $192,000 or about 15% as compared with 1997. Propane gas had an 1% decrease in average customers for the six month period ended June 30, 1998, some of whom were converted to natural gas. The net increase in propane operating margin is primarily due to the increase in heating degree days in 1998 and a propane rate increase that became effective in April.

Electric Service. Electric service operating margin increased $68,000 versus 1998. Average customers increased about 2% as compared with last year, however consumption decreased about 4%, due mainly to a warmer winter in 1999 as compared with 1998.

Total electric service operating margin increased $165,000, or almost 4% versus 1997. There was an approximate 9% increase in average consumption per customer, due primarily to warmer weather in the second quarter, and a 2% growth in average customers for the six month period.

Operating Expenses. In 1999, operating expenses, excluding fuel costs and taxes passed-through to customers, increased $213,000 or about 1.4% in relation to operating margin.

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

Interest expense increased 2% in 1999 versus 1998 due primarily to an increase in amounts borrowed under the line of credit. The interest effect of greater amounts borrowed were partially offset by a decrease in interest rates.

Cash Flows. Net cash provided by operating activities decreased $1,187,000 due principally to changes in accounts payable and accrued expenses, a decrease of $1,284,000.





Three Months Ended June 30, 1999 Compared with Three Months Ended
June 30, 1998

Natural and Propane Gas Service. Natural gas service operating margin increased $80,000 or 2.5% in 1999 as compared with 1998. The slight increase in natural gas operating margin was due principally to a 5% increase in average customers as compared with 1998 and was partially reduced by a decrease in average consumption per customer. Propane gas operating margin decreased slightly versus 1998 due principally to an 11% decrease in average customers for 1999, most of whom were converted to natural gas.

Natural gas operating margin was unchanged as compared with the second quarter of 1997. The increase in propane gas operating margin of $133,000, or about 25%, is due principally to a rate increase that became effective in April.

Electric Service. Electric service operating margin increased $88,000 versus 1998. Average customers increased 2% as compared with the second quarter last year.

Total electric service operating margin increased $106,000 or about 5% versus the second quarter of 1997. There was a 16% increase in average consumption per customer due primarily to warmer weather in 1998. Resulting from such increase in consumption was an increase of more than 3% in average operating margin per customer, excluding industrial customers.

Operating Expenses. In 1999, operating expenses, excluding fuel costs and taxes passed-through to customers, increased $111,000 or about 2% in relation to operating margin.

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

Interest expense increased $10,000 in 1999 versus 1998. See interest expense in the six months discussion above.

Other Matters

The Year 2000 Project. The Company has evaluated and identified its state of readiness regarding all known Year 2000 issues and their effect on the Company's information systems. The Company is utilizing both internal and external resources to evaluate and remediate required modifications. The Company's software profile consists of approximately one-half purchased software systems and one-half internally developed systems. The purchased software consists of various financial applications and the meter reading system. The Company plans to complete the Year 2000 project, including testing of all systems by September 1999. Such plans are based on management's best estimates and the ability to locate and correct all relevant computer codes on a timely basis. However, there is no guarantee that everything will proceed as planned and actual results could differ from these plans.

The Company is utilizing its in-house programming staff to modify internally developed systems in preparation for the Year 2000. The modification costs, consisting of salary and related costs, are not significant and are being expensed as incurred. The purchased financial software systems were Year 2000 compliant when they were placed in service several years ago and do not require any modifications. The Company's meter reading system was replaced with a Year 2000 compliant system in the second quarter of 1999 at an expenditure of approximately $85,000.

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


PART II.

                             OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K.

        (a)  None.

        (b)  Reports on Form 8-K:
             There were no reports on Form 8-K filed for the quarter ending June 30, 1999.






                                SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FLORIDA PUBLIC UTILITIES COMPANY
                                   (Registrant)




                                   By   /s/ Jack R. Brown
                                   Jack R. Brown
                                   Treasurer
                                   (DULY AUTHORIZED OFFICER
                                   AND
                                   CHIEF FINANCIAL OFFICER)
Date: August 10, 1999