Form 10-Q
period 1999-09-30
FLORIDA PUBLIC UTILITIES CO
filed 1999-11-12
CIK 37643

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                  FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At October 31, 1999 there were 3,020,849 shares of $1.50 par value common shares outstanding.



                     FLORIDA PUBLIC UTILITIES COMPANY
            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (in thousands)


                                          September 30,  December 31,
                                                1999         1998

ASSETS

Utility Plant                                  $123,265      $117,656
  Less accumulated depreciation                  44,760        42,429
      Net utility plant                          78,505        75,227

Current Assets
  Cash and overnight investments                    848           564
  Accounts receivable                             7,657         7,765
  Inventories and prepayments                     4,161         3,824
      Total                                      12,666        12,153

Investments Held in Escrow for
  Environmental Costs                             3,239         3,133

Deferred Charges                                  2,242         1,893

      Total                                    $ 96,652      $ 92,406


CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity                 $ 29,114       $ 27,622
  Preferred stock                                  600            600
  Long-term debt                                23,500         23,500
      Total                                     53,214         51,722

Current Liabilities
  Notes payable                                  8,400          8,200
  Accounts payable                               4,389          5,388
  Taxes accrued                                  1,563            194
  Other                                          4,900          4,631
  Customer deposits                              3,907          3,867
      Total                                     23,159         22,280

Deferred Credits                                11,913         10,326

Deferred Income Taxes and
  Regulatory Liability                           8,366          8,078

      Total                                   $ 96,652       $ 92,406



                     FLORIDA PUBLIC UTILITIES COMPANY
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (dollars in thousands, except per share data)



                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                     1999       1998        1999       1998

Revenues
  Natural gas                     $ 6,112    $ 5,512      $21,741   $22,094
  Electric                         10,957     11,824       28,889    30,611
  Propane gas                         731        719        2,890     3,149
  Water                               667        589        1,843     1,617
    Total revenues                 18,467     18,644       55,363    57,471

Cost of Fuel and Taxes
 Based on Revenues                 11,502     11,992       33,420    36,160

Operating Margin                    6,965      6,652       21,943    21,311

Operating Expenses
  Operations                        4,347      4,191       12,499    12,298
  Depreciation                      1,112      1,079        3,385     3,183
  Income taxes                        259        226        1,362     1,304
    Total operating expenses        5,718      5,496       17,246    16,785

Operating Income                    1,247      1,156        4,697     4,526

Interest Charges and Other
  Interest expense                   (733)      (700)      (2,187)   (2,120)
  Other income (expense)               36         (8)         145        16
  Gain from sale of non-utility
   property                                                   134
  Income taxes on above gain                                  (51)

Net Income                            550        448        2,738     2,422

Preferred Stock Dividends               7          7           21        21

Earnings For Common Stock         $   543    $   441      $ 2,717   $ 2,401

Earnings Per Common Share         $   .18    $   .15      $   .90   $   .80

Dividends Per Common Share        $   .17    $   .16      $   .49   $   .46

Weighted Average Common Shares
  Outstanding                   3,018,191  2,996,913    3,011,619 2,990,612



                     FLORIDA PUBLIC UTILITIES COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (in thousands)


                                                     Nine Months Ended
                                                        September 30,
                                                        1999      1998
Cash Flows from Operating Activities
  Net income                                         $ 2,738   $ 2,422
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities
    Depreciation                                       3,385     3,183
    Gain from sale of non-utility property              (134)
    Deferred income taxes                                288      (274)
    Other                                                 14        71
  Changes in operating assets and liabilities
    Accounts receivable                                  108       161
    Inventories and prepayments                         (337)      145
    Accounts payable and accrued expenses                648     2,668
    Environmental insurance proceeds                               122
    Over recovery of fuel costs                        1,018     1,118
    Other                                                (96)     (200)

    Net cash provided by operating activities          7,632     9,416

Cash Flows from Investing Activities
  Construction expenditures                           (6,740)   (5,177)
  Proceeds from sale of non-utility property             154
  Other                                                  250       119

    Net cash used by investing activities             (6,336)   (5,058)

Cash Flows from Financing Activities
  Short-term borrowings - net                            200    (2,800)
  Dividends paid                                      (1,494)   (1,394)
  Other                                                  282       234

    Net cash used by financing activities             (1,012)   (3,960)

Net Increase in Cash and Overnight
   Investments                                           284       398

Cash and Overnight Investments at Beginning
  of Period                                              564       123

Cash and Overnight Investments at End of
  Period                                             $   848   $   521



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

2. The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends. At September 30, 1999 under the most restrictive provision, approximately $7,300,000 of retained earnings were unrestricted.

3. In May 1999, the Company sold non-utility, unimproved real property for a gain after income taxes of $83,000, equal to $0.03 per share.

4.   Segment information is summarized as follows:

                                                          Non-
Nine months ended                 Regulated            Regulated
  September 30,                Gas Electric  Water    Propane Gas  Consolidated
1999
Revenues                   $21,741  $28,889 $1,843        $2,890        $55,363
Operating profit             2,521    2,532    632           374          6,059

1998
Revenues                    22,094   30,611  1,617         3,149         57,471
Operating profit             2,579    2,595    465           191          5,830


Three Months ended
  September 30,
1999
Revenues                     6,112   10,957    667           731         18,467
Operating profit               246    1,012    253            (5)         1,506

1998
Revenues                     5,512   11,824    589           719         18,644
Operating profit               184    1,052    192           (46)         1,382


Notes:

a. Operating profit consists of revenues less operating expenses and does not include interest, income taxes, and other income.

b.    Total assets have not changed materially from December 31, 1998.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition The Company has a $15,000,000 line of credit with its primary bank of which $8,400,000 is outstanding at September 30, 1999. The line provides for interest at LIBOR plus fifty basis points. The Company is approved by the Florida Public Service Commission to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

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

Summary of Operating Margins
  (in thousands)                           Nine Months Ended September 30,
                                                  1999           1998

Natural Gas                                    $10,620        $10,283
Propane gas                                      2,036          1,987
Electric                                         7,525          7,497

                                           Three Months Ended September 30,
                                                  1999           1998

Natural Gas                                    $ 3,049        $ 2,807
Propane gas                                        543            509
Electric                                         2,736          2,776

Operating Margin Operating margin, defined as gross operating revenues less fuel costs and taxes based on revenues which are passed-through to customers, provides a more meaningful basis for evaluating utility operations. Fuel costs and taxes passed-through to customers have no effect on results of operations and fluctuations in such costs distort the relationship of gross operating revenues and operating margin (net revenues retained by the Company for operating purposes).

Nine Months Ended September 30, 1999 Compared With Nine Months Ended September 30, 1998

Natural and Propane Gas Service. Natural gas service operating margin increased $337,000 in 1999 as compared with 1998. Transportation revenues accounted for $282,000 of the $337,000 increase in operating margin as some customers are opting to purchase their own gas and use our system to transport the gas to their location. The remaining $55,000 increase in operating margin was due principally to an approximate 4.5% increase in average customers as compared with 1998. The effect of the added customers on consumption was mitigated by winter weather 27% warmer than last year. Propane gas operating margin increased $49,000 or about 2.5% versus 1998 and was also affected by the warmer winter weather. Propane gas had a 11% decrease in average customers for 1999, most of whom were converted to our natural gas system. Propane gas operating margin per customer increased 15% versus 1998, due primarily to an increase in rates that became effective April 1998.

Electric Service. Electric service operating margin increased $28,000 in 1999 versus 1998. Average customers increased about 2% as compared with last year, however, consumption decreased slightly, due mainly to a warmer winter in 1999 as compared with 1998.

Operating Expenses. In 1999, operations expenses, excluding fuel costs and taxes passed-through to customers, increased $201,000.

Income taxes were provided for at approximately the same rate in both six-month periods and are reduced by amortization of deferred investment tax credits.

Interest expense increased 3% in 1999 versus 1998 due primarily to an increase in amounts borrowed under the line of credit. The interest effect of greater amounts borrowed was partially offset by a decrease in interest rates.

Cash Flows. Net cash provided by operating activities decreased $1,784,000 due principally to changes in accounts payable and accrued expenses, a decrease of $2,020,000.

Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998

Natural and Propane Gas Service. Natural gas service operating margin increased $242,000 or about 9% in 1999 as compared with 1998. Transportation revenues accounted for $152,000 of the $242,000 increase in operating margin as some customers are opting to purchase their own gas and use our system to transport the gas to their location. The remaining $90,000 increase in operating margin was due principally to a 4% increase in average customers as compared with 1998. The effect of additional customers on consumption was partially reduced by a decrease in average consumption per customer. Propane gas operating margin increased about 7% versus 1998 due principally to an increase in average consumption per customer of 12% and a minor increase in rates that was placed in effect in September 1999.

Electric Service. Electric service operating margin decreased $40,000 in 1999 versus 1998 due primarily to cooler summer weather. Average customers increased 2% as compared with the second quarter last year.

Operating Expenses. In 1999, operations expenses, excluding fuel costs and taxes passed-through to customers, increased $156,000. The natural gas divisions accounted for most of the increase by adding marketing personnel, providing new customer incentives and by incurring expenses related to improving our distribution system.

Income taxes were provided for at approximately the same rate in both three-month periods and are reduced by amortization of deferred investment tax credits.

Interest expense increased $33,000 in 1999 versus 1998. See interest expense in the nine months discussion above.

Other Matters

The Year 2000 Project. The Company has evaluated and identified its state of readiness regarding all known year 2000 issues and their effect on the Company's information systems. The Company is utilizing both internal and external resources to evaluate and remediate required modifications. The Company's software profile consists of approximately one-half purchased software systems and one-half internally developed systems. The purchased software consists of various financial applications and the meter reading system. The Company has completed the year 2000 project, including testing of all systems. However, there is no guarantee that everything will proceed as planned and actual results could differ from these plans.

The Company utilized its in-house programming staff to modify internally developed systems in preparation for the year 2000. The modification costs, consisting of salary and related costs, are not significant and are being expensed as incurred. The purchased financial software systems were year 2000 compliant when they were placed in service several years ago and do not require any modifications. The Company's meter reading system was replaced with a year 2000 compliant system in the second quarter of 1999 at an expenditure of approximately $85,000.

The Company is communicating with its significant suppliers to determine their status and is attempting to identify areas of concern. However, there can be no guarantee that the systems of other companies will be converted timely, or that a failure to convert by a supplier would not have a material adverse effect on the Company.

The Company presently believes that with modifications to existing internal software systems and conversion to a new meter reading software, any known issues have been neutralized with no anticipated significant adverse effect on customers or disruption to business operations. If there are any undetected issues, there could be a material adverse effect on the Company. The Company is currently in the process of updating its contingency plan to address possible risks to its systems.

Forward Looking Information. This report contains forward looking information that is intended to qualify for the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions, actual results could differ materially from those currently anticipated. Factors that could cause actual results to differ from those anticipated include, but are not limited to, uncertainties relative to the impact of the effects of regulatory actions, competition, future economic conditions and weather.

PART II.

                               OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K.

        (a)  None.

        (b)  Reports on Form 8-K:
             There were no reports on Form 8-K filed for the quarter ending September 30, 1999.

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

Date: November 10, 1999