Form 10-K405
period 1999-12-31
FLORIDA PUBLIC UTILITIES CO
filed 2000-03-22
CIK 37643

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC   20549

                               FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

     For the fiscal year ended December 31, 1999

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

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on March 10, 2000, was $39,702,564.

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

                     APPLICABLE ONLY TO CORPORATE REGISTRANTS

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At
   March 10, 2000, there were 2,810,801 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Proxy statement for Annual Meeting of Stockholders, April 18, 2000.
   (Part III)

                                      PART I

Item 1.       Business

   General
   The Company was incorporated on April 29, 1925 under the 1925 Florida Corporation Law and is continuing its corporate existence pursuant to such law and its Certificate of Reincorporation, as amended. The Company is regulated by the Florida Public Service Commission (except for propane gas service)and provides natural and propane gas service, electric service and water service to consumers in Florida. The Company is comprised of the following four divisions and number of customers as of December 31, 1999:
   (1) West Palm Beach, located in southeast Florida, serves natural gas to 28,784 customers and propane gas to 5,405 customers; (2) Mid-Florida, consisting of the Sanford and DeLand districts, serves 9,622 natural gas customers and 2,856 propane customers; (3) Marianna, located in the Florida panhandle, provides electricity to 11,934 customers; and (4) Fernandina Beach,located in extreme northeast Florida, serves 12,956 electric customers and 6,665 water customers. The economies of West Palm Beach, Sanford, and DeLand rely somewhat on the migration of seasonal residents and tourists during the winter season. Agriculture and citrus processing, together with light industry, provide year-round stability. Marianna's economy is predominantly agricultural including peanuts, soy beans, corn, pork and beef. The area has many small industries. Fernandina's economy is centered around two large paper mills; ITT Rayonier, Inc. and Container Corporation of America. The beach area, Amelia Island, is noted for its fine beaches and resort amenities.

   The population by counties, as estimated by the University of Florida's Bureau of Economic and Business Research, in which the service areas are located, as of April 1, 1999, is as follows:

         West Palm Beach  (Palm Beach County)                 1,042,000
         Sanford          (Seminole County)                     354,000
         DeLand           (Volusia County)                      427,000
         Marianna         (Jackson, Calhoun & Liberty Counties)  72,000
         Fernandina Beach (Nassau County)                        57,000

   In Fernandina Beach, two large paper mills accounted for 16.7% of total 1999 electric division operating revenues and 8.5% of the Company's total operating revenues. However, such mills accounted for 5.8% of total 1999 electric division operating margin and 2.0% of the Company's total operating margin.

   Sources of Gas and Electricity

   Natural Gas
   The Company receives its total supply of natural gas at eleven City Gate Stations connected to Florida Gas Transmission Company's (FGT) pipeline system. The Company has the adequate redundancy of gate stations in each distribution system to assure high levels of continuous service to our customers.

   FGT is the sole natural gas pipeline serving peninsular Florida and is under the jurisdiction of the Federal Energy Regulatory Commission (FERC). The Company uses FGT solely as a carrier of natural gas. All gas supplies for the Company's traditional sales markets are independently procured by the Company using gas marketers and producers. The Company's transportation customers are responsible for obtaining their own gas supplies and arranging for pipeline transportation.

   The Company has continued to be in full compliance with the Gas Industry Standards Board's (GISB) standards. The GISB was formed to develop a uniform nationwide network of natural gas producers, marketers, gathering systems, pipelines, distribution companies and customers. The GISB's standards places all participants on the same time schedules for procurement, capacity transactions, invoicing, etc. It caused the network to be fully available twenty-four hours per day, 365 days per year.

   Over the last nine years, the Company has gained vast experience directly contracting for gas supplies with marketers and producers while contracting for transportation services from FGT. This experience appropriately postures the Company to be most effective in operating within an unbundled industry environment. The Company lowered its fuel cost substantially by directly purchasing gas supplies from sources other than FGT. All fuel costs and associated savings are passed along to our traditional sales customers. Additionally, the Company has actively reduced demand charges it pays for the pipeline capacity by "subletting" unused capacity, for short terms, to other shippers on FGT's system. The Company continues to be one of Florida's lowest cost suppliers of natural gas.

   The Company continued its activity in Off-System Sales since receiving approval for the appropriate tariff from the Florida Public Service Commission (FPSC). Off-System Sales allow the Company to broaden its market to include any customer within the state of Florida who currently uses natural gas. Since inception, Off-Systems Sales have been transacted between the Company and national marketers, electric generators, other gas distributors and agricultural firms, to name a few. The tariff permits for profit sharing between the Company and its customers. The Company will employ every future potential opportunity to keep its total cost of gas as low as possible.

   During 1999, the Company completed the process of upgrading its Systems Control and Data Acquisitions (SCADA) system software. The upgrade will assist in the management of transportation customers. This system effectively allows the Company to closely monitor such customers to maximize sales and avoid high pipeline penalties.

   The Company has been an active participant in the FPSC unbundling docket. This docket focuses on the potential for unbundling natural gas services of distribution companies regulated by the FPSC, including the Company. During 1999, the FPSC conducted agenda hearings and workshops to determine if the FPSC would require local distribution companies to offer transportation services to all commercial customers. This year, the FPSC is expected to issue an order that will allow any commercial natural gas customer to choose their supplier. Some of our commercial natural gas customers may elect to choose a different supplier, however, the Company's operating results would not be affected as the Company realizes the same operating margin regardless of whether the customer purchases the gas from the Company or uses our system to transport the gas.


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


                                      1999      1998         1997
                                           (in thousands)
             Revenues
                Natural gas        $30,287   $29,734      $33,475
                Electric            37,544    40,254       38,683
                Water                2,401     2,161        1,911
                Propane gas          3,866     4,043        4,065


             Operating profit(loss)
                Natural gas          3,493     3,444        3,288
                Electric             3,173     3,213        3,065
                Water                  739       599          468
                Propane gas            393       207          (17)

             Identifiable assets
                Natural gas         38,355    36,870       35,227
                Electric            35,384    34,605       34,021
                Water                7,199     5,941        5,270
                Propane gas          4,999     5,134        5,877

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


   Employees
   On December 31, 1999 the Company had 301 employees, of whom 84 were covered under union contracts with two labor unions, the International Brotherhood of Electrical Workers and the International Chemical Workers Union. The Company does not engage in research activities.

   Competition
   Generally, in municipalities and other areas where the Company provides natural gas, electric and water services, no other utility directly renders such service.

Item 2.   Properties

   The Company's properties consist primarily of distribution systems and related facilities. At December 31, 1999 the Company owned 22 miles of electric transmission lines and 1,036 miles of electric distribution lines. The gas properties distribute gas through 1,188 miles of gas main. The water property consists of deep wells, pumping equipment, water treatment facilities and a distribution system. The propane gas systems operated by the Company's subsidiary have bulk storage facilities and tank installations on the customers' premises.

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

Item 4.   Submission of Matters to a Vote of Security Holders

   None.

                                PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

   The Company's common shares are traded on the American Stock Exchange under the symbol FPU.


                              1999                    1998
                         Low       High          Low       High
  STOCK PRICES
     Quarter ended
     March 31            $14.63 - $17.38        $11.56 - $13.63
     June 30              14.63 -  18.88         12.81 -  16.38
     September 30         17.88 -  19.63         14.25 -  16.50
     December 31          16.75 -  20.00         13.13 -  17.50

  DIVIDENDS PAID
     January 1                 $.16                   $.15
     April 1                    .16                    .15
     July 1                     .17                    .16
     October 1                  .17                    .16

  At March 10, 2000, there were 1,024 holders of record of the Registrant's Common Stock.

  See "Capitalization, Dividend Restriction" in the Notes to Consolidated Financial Statements for information concerning restriction on the payment of cash dividends.

Item 6. Selected Financial Data (in thousands, except per share data)

                                    Years Ended December 31,

                                  1999      1998     1997      1996     1995


     Revenues                 $74,098   $76,192  $ 78,134  $78,810   $72,027
     Operating margin          29,342    28,491    26,679   26,937    25,514
     Net income                 3,529(1)  3,068     3,191(1) 2,751     2,438
     Earnings per common share   1.17(1)   1.02      1.07(1)   .93       .83
     Dividends per common share   .66       .62       .60      .60       .58
     Total assets              96,807    92,406    89,050   88,169    85,240
     Utility plant - net       78,272    75,227    72,724   69,876    66,278
     Current debt              13,000     8,200     7,600    7,900     5,600
     Long-term debt            23,500    23,500    23,500   23,500    23,500
     Common shareholders'
     equity                    25,866    27,622    26,189   24,511    23,302

     (1) Includes a gain after income taxes from the sale of non-utility real property of $83,000, $0.03 per share (1999) and $522,000, $0.18 per share
     (1997).

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

   RESULTS OF OPERATIONS

   Overview The Company is organized into three regulated business segments, natural gas, electric and water and one non-regulated business segment, propane gas. The gas and electric segments aggregate approximately 92% of total operating margin. Contributing to variations in operating margins are the effects of seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to Florida during the winter season.

  From the Florida Public Service Commission's (FPSC) perspective, the Company operates four distinct "entities", i.e., Marianna electric, Fernandina Beach electric, Fernandina Beach water and natural gas, consisting of Palm Beach County, Sanford and DeLand. The Company last received rate increases as follows: natural gas operations, May 1995; Marianna electric division, February 1994; and Fernandina Beach electric division, February 1989. The Company receives an increase each year for its water operation through a price index mechanism provided by the FPSC. The Company filed for a rate increase in its Fernandina Beach Water Division in 1999.

  Summary of Operating Margins
  (in thousands)
                                             1999      1998      1997
  Natural Gas                             $14,484   $13,879   $13,342

  Propane gas                               2,673     2,602     2,300

  Electric                                  9,890     9,946     9,214

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

  Natural and Propane Gas Service   Natural gas service operating margin
  increased $605,000 or 4.4% in 1999 as compared with 1998. Transportation revenues accounted for $460,000 of the $605,000 increase in operating margin as some customers are opting to purchase their own gas and use our system to transport the gas to their location. The remaining $145,000 increase in operating margin was due principally to an approximate 4.2% increase in average customers for 1999, as compared with 1998, 650 of whom were converted from our Mid-Florida propane gas division. The effect of the added customers on consumption was mitigated by winter weather warmer than last year. Propane gas operating margin increased $71,000 or about 2.7% versus 1998 and was also affected by the warmer winter weather. Propane gas had a 10% decrease in average customers for 1999, most of whom were converted to our Mid-Florida natural gas system. Propane gas operating margin per customer increased 14% versus 1998, due primarily to an increase in rates that became effective
  April 1998.

  Total natural gas service operating margin increased $537,000 or 4.0% in 1998 as compared with 1997. The increase in natural gas operating margin was due principally to a 2.6% increase in average customers as compared with 1997. Propane gas operating margin increased $302,000 or about 13% versus 1997. Propane gas had a 4.4% decrease in average customers for 1998, most of whom were converted to natural gas. The net increase in propane operating margin is due primarily to the propane rate increase that became effective in April 1998.

  In 1999, operating expenses increased $442,000 or about 3.5%, excluding cost of fuel and taxes passed-through to customers. Other than general increases in all classifications of expense, most of the increase is attributable to additional marketing staff, increases in customer service costs, including postage increase, and additional expenses for natural gas mains and regulator costs.

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

  Electric Service    Electric service operating margin decreased $56,000 in
  1999 versus 1998. Average customers increased about 2% as compared with last year, however, consumption decreased slightly, due mainly to a milder winter in 1999 as compared with 1998.

  Total electric service operating margin increased $732,000 in 1998 or 8% versus 1997. There was a 6% increase in average consumption per customer due primarily to milder weather in 1998 as compared with 1997, and an increase in customers of almost 2%. Resulting from such increase in consumption and customers was an increase of more than 6% in average operating margin per customer, excluding industrial customers.

  In 1999, operating expenses, excluding cost of fuel and taxes passed-through to customers, remained essentially flat. There was a 7% increase in depreciation in 1999 due primarily to adjustments resulting from a depreciation study in our Fernandina Beach division in 1999 and our Marianna division in 1998. Such increase was offset by across the board decreases in the other classifications of expense.

  In 1998, operating expenses, excluding cost of fuel and taxes passed-through to customers, increased 9.5%. Operating expenses have increased in all classifications of expense due to inflationary pressures with larger than normal increases in administrative and general expenses, maintenance and taxes other than income taxes. These increases were primarily caused by a decrease in the credit amortization of the net periodic pension cost, additional tree trimming and facilities maintenance and an increase in ad valorem taxes in the Fernandina Beach Division.

  Interest Charges Interest charges consist of interest on bonds, short-term borrowings and customer deposits. The primary factor causing interest amounts to fluctuate are changes in amounts borrowed under the line of credit and related interest rate changes. See "Notes Payable" and "Capitalization" in the Notes for additional information.

  LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows Net cash provided by operating activities decreased $912,000 when compared with 1998. There were two significant changes in operating assets and liabilities in 1999 when compared with 1998. Deferral of costs relating to the Area Expansion Program increased $752,000 in 1999, primarily due to expansion of the natural gas system in our Mid-Florida division. Also, deferred income taxes increased by $714,000, principally relating to such expansion.

  Cash used in investing activities usually fluctuates within a narrow range as construction expenditures have averaged about $7.2 million over the last five years. Included in construction expenditures are more than $750,000 and $500,000, in 1999 and 1998, respectively, towards modernizing and expanding our water plant in Fernandina Beach.

  Cash used by financing activities fluctuated because of changes in short-term borrowings and the purchase of 218,464 common shares for the treasury.

  The Company has a $15,000,000 line of credit with its primary bank, of which $13,000,000 is outstanding at December 31, 1999. The line provides for interest at LIBOR plus 50 basis points and expires in 2000. The Company is approved by the FPSC to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division. The line matures on April 30, 2000 and is expected to be renewed for approximately $20,000,000 at the same terms and conditions.

  The Company usually has no material commitments for construction expenditures. Capital expenditures for 2000 have been budgeted for $9,780,000; however, while the actual amount expended for construction is influenced by many factors, the Company anticipates that expenditures for 2000 will not be significantly different from amounts historically incurred. For additional information see "Notes Payable" and "Capitalization" in the Notes.

  The Company anticipates that its future construction expenditures and commitments are likely to require additional debt and/or equity financing.

  Issuance of Additional Bonds The Company's 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property. At December 31, 1999, such calculation would permit the issuance of approximately $43,000,000 of additional bonds.

  OTHER

  The Year 2000 Project The Company successfully completed its preparation for Year 2000 and as a result there were no disruptions of service or any other adverse reactions as 1999 became 2000. The total cost of the Y2K project was not significant.

  Forward Looking Information This report contains forward looking information that is intended to qualify for the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions, actual results could differ materially from those currently anticipated. Factors that could cause actual results to differ from those anticipated include, but are not limited to, the effects of regulatory actions, competition, future economic conditions and weather.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The long-term debt due in 2018 can be retired beginning in 2013 with a premium that is not interest rate sensitive that decreases until maturity and the long-term debt due in 2022 cannot be retired early. Investments held in escrow for environmental costs are invested in fixed income debt securities at an average yield of 6.4% whose carrying amounts approximate fair value. The investments mature from 2000 to 2004 and are held to maturity. Therefore, such long-term debt and investments are not subject to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

  CONSOLIDATED STATEMENTS OF INCOME
       (dollars in thousands, except per share data)

                                                  Years Ended December 31

  Revenues                                        1999      1998        1997
  Electric                                     $37,544   $40,254     $38,683
  Natural gas                                   30,287    29,734      33,475
  Propane gas                                    3,866     4,043       4,065
  Water                                          2,401     2,161       1,911
      Total revenues                            74,098    76,192      78,134
  Cost of fuel and taxes based on revenues      44,756    47,701      51,455

  Operating Margin                              29,342    28,491      26,679

  Operating Expenses
  Operations                                    12,013     11,755     11,283
  Maintenance                                    2,763      2,807      2,512
  Depreciation and amortization                  4,557      4,269      4,029
  Taxes other than income taxes                  2,211      2,196      2,051
  Income taxes                                   1,628      1,568      1,286
      Total operating expenses                  23,172     22,595     21,161

  Operating Income                               6,170      5,896      5,518

  Interest Charges and Other
  Long-term debt                                 2,235      2,235      2,235
  Short-term borrowings                            473        355        407
  Customer deposits and other interest             260        250        253
  Other-net                                       (244)       (12)       (46)
  Gain from sale of non-utility property          (134)                 (837)
  Income taxes on above gain                        51                   315
    Total interest charges and other             2,641      2,828      2,327

  Net Income                                     3,529      3,068      3,191

  Preferred Stock Dividends                         29         29         29

  Earnings for Common Stock                    $ 3,500    $ 3,039    $ 3,162

  Earnings Per Common Share                     $ 1.17     $ 1.02     $ 1.07

  Dividends Per Common Share                       .66        .62        .60

  Average Shares Outstanding                 2,995,721  2,992,938  2,967,504

  See Notes to Consolidated Financial Statements.


  CONSOLIDATED BALANCE SHEETS
  (in thousands)
                                                     December 31,
  ASSETS                                          1999          1998
  Utility Plant
  Electric                                    $ 51,075      $ 48,955
  Natural gas                                   53,330        50,644
  Propane gas                                    6,441         6,658
  Water                                          9,493         8,033
  Common                                         3,559         3,366
    Total                                      123,898       117,656
  Less accumulated depreciation                 45,626        42,429
    Net utility plant                           78,272        75,227

  Current Assets
  Cash                                             165           564
  Accounts receivable                            8,154         7,879
  Allowance for uncollectible accounts            (128)         (114)
  Inventories (at average or unit cost)          2,430          2,172
  Prepayments and deferrals                        621            472
    Total current assets                        11,242         10,973

  Other Assets
  Investments held in escrow for
    environmental costs                          2,877         3,133
  Deferred charges                               4,416         3,073
  Total other assets                             7,293         6,206
    Total                                     $ 96,807      $ 92,406

  CAPITALIZATION AND LIABILITIES
  Capitalization
  Common shareholders' equity                 $ 25,866      $ 27,622
  Preferred stock                                  600           600
  Long-term debt                                23,500        23,500
    Total capitalization                        49,966        51,722

  Current Liabilities
  Notes payable                                13,000          8,200
  Accounts payable                              5,481          5,388
  Insurance accrued                             2,050          2,113
  Interest accrued                                537            597
  Other accruals and payables                   2,268          2,115
  Over recovery of fuel costs                   1,569          1,124
  Customer deposits                             3,994          3,867
    Total current liabilities                  28,899         23,404

  Other Liabilities
  Deferred income taxes                          6,900         6,110
  Unamortized investment tax credits             1,092         1,222
  Environmental liability                        4,594         5,004
  Regulatory tax liabilities                     1,818         1,968
  Customer advances for construction             1,672         1,374
  Storm damage and environmental reserve         1,866         1,602
  Commitments and contingencies
    Total other liabilities                     17,942        17,280
  Total                                       $ 96,807      $ 92,406

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
(dollars in thousands)
                                                      December 31,
                                                    1999       1998
Common Shareholders' Equity
  Common stock, $1.50 par value, authorized
    3,500,000 shares; issued 3,212,201 shares
    in 1999; 3,200,860 shares in 1998            $ 4,819    $ 4,801
  Paid-in capital                                  9,344      9,065
  Retained earnings                               17,204     15,686
  Treasury stock - at cost (409,816 shares in 1999;
    200,945 shares in 1998)                       (5,501)    (1,930)

    Total common shareholders' equity             25,866     27,622

Preferred Stock
  4 3/4% Series A, $100 par value, redemption
    price $106, authorized and outstanding
    6,000 shares                                     600        600

Long-Term Debt
  First mortgage bonds
    Series
     9.57% due 2018                               10,000     10,000
     10.03% due 2018                               5,500      5,500
     9.08% due 2022                                8,000      8,000
     Total long-term debt                         23,500     23,500

Total Capitalization                             $49,966    $51,722

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(dollars in thousands)
                            Common Stock
                          Shares Aggregate  Paid-in  Retained  Treasury Stock
                          Issued Par Value  Capital  Earnings  Shares    Cost

Balance,
 December 31, 1996      1,585,478  $2,379   $10,992   $13,151  111,831 $(2,011)
Net income                                              3,191
Dividends                                              (1,810)
Stock plans                 8,874      13       241            (6,065)      43
Balance
 December 31, 1997      1,594,352   2,392    11,233    14,532   105,766 (1,968)
Net income                                              3,068
Dividends                                              (1,914)
Stock plans                 9,006      13     228                (7,630)    38
Two-for-one stock split 1,597,502   2,396  (2,396)              102,809
Balance
 December 31, 1998      3,200,860   4,801   9,065      15,686   200,945 (1,930)
Net income                                              3,529
Dividends                                              (2,011)
Stock plans                11,341      18     279                (9,593)    34
Purchase of
treasury shares                                                 218,464 (3,605)
Balance
 December 31, 1999      3,212,201  $4,819  $9,344     $17,204  409,816 $(5,501)

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                 Years Ended December 31,
                                                 1999      1998      1997
Cash Flows from Operating Activities
  Net income                                  $ 3,529   $ 3,068   $ 3,191
  Adjustments to reconcile net income to
  net cash from operating activities
    Depreciation                                4,557     4,269     4,029
    Deferred income taxes                         641       (73)     (349)
    Investment tax credits                       (130)     (120)     (121)
    Other                                         133       216       385
    Gain on sale of non-utility property         (134)               (837)
  Effects of changes in
    Receivables                                  (261)     (158)      269
    Inventories and prepayments                  (407)      253        16
    Accounts payable and accruals                 519       547    (1,341)
    Over/(under) recovery of fuel costs           446       731     1,722
    Area expansion program deferred costs        (945)     (193)
    Environmental liability                      (424)      172       301
    Other                                          19      (257)     (241)
     Net cash provided by operating
     activities                                 7,543     8,455     7,024

Cash Flows from Investing Activities
  Construction expenditures                    (8,177)   (6,952)   (7,034)
  Customer advances for construction              298        48       287
  Other                                           271      (109)      (73)
  Proceeds from sale of non-utility property      154                 886
     Net cash used by investing
     activities                                (7,454)   (7,013)   (5,934)

Cash Flows from Financing Activities
  Net short-term borrowings(repayments)         4,800       600      (300)
  Proceeds from common stock plans                331       279       297
  Dividends paid                               (2,014)   (1,880)   (1,805)
  Purchase of treasury shares                  (3,605)
     Net cash used by
     financing activities                        (488)   (1,001)   (1,808)

Net Increase (Decrease) in Cash                  (399)      441      (718)
Cash at Beginning of Year                         564       123       841
Cash at End of Year                           $   165   $   564   $   123

Supplemental Cash Flow Information
  Cash was paid during the years as follows:
  Interest                                    $ 2,792   $ 2,513   $ 2,719
  Income Taxes                                  1,188     1,729     1,845

See Notes to Consolidated Statements.

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

Accordingly, the Company has recognized certain regulatory assets (included in deferred charges) related to area expansion program costs and unamortized debt reacquisition costs and regulatory liabilities (included in current and other liabilities) related to deferred income taxes, over recovery of fuel costs, and storm and environmental self-insurance reserves. The Company believes that the FPSC will continue to allow the Company to recover such items through its rates.

The Company has agreed with the FPSC staff to limit its earned return on equity for its regulated electric and natural gas operations. The disposition of any excess earnings is left to the discretion of the FPSC, with alternatives including a refund to customers, additional contributions to storm damage reserves, or the reduction of any depreciation reserve deficiency. Excess earnings for 1997 and 1998 at one of the Company's electric divisions were ordered by the FPSC to be added to that division's storm damage reserve.
The Company believes it has adequately reserved for 1999 excess earnings.

Following FPSC rules for water utilities, the Company filed for and was granted a price index revenue increase in the Fernandina Beach water division. This increase, approximating $11,000 on an annual basis, was placed into effect in June 1999. The Company filed for a rate increase in its water rates with the FPSC in 1999. The process was recently completed and final rates are expected to increase revenues $380,000 annually beginning in March 2000.

Various states, other than Florida, have enacted or are considering enacting legislation or other initiatives that would provide utility customers with the ability to choose their supplier. This year, the FPSC is expected to issue an order that will allow any commercial natural gas customer to choose their supplier. Some of our commercial natural gas customers may elect to choose a different supplier, however, the Company's operating results would not be affected as the Company realizes the same operating margin regardless of whether the customer purchases the gas from us or uses our system to transport the gas.

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

Certain reclassifications have been made to the prior years' financial statements and other financial information contained herein to conform with the 1999 presentation.

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

Depreciation is computed using the composite straight-line method at rates prescribed by the FPSC for financial accounting purposes. Such rates are based on estimated service lives of the various classes of property. Depreciation provisions on average depreciable property approximate 3.6% per year.

Income Taxes Deferred income taxes are provided on all significant temporary differences between the financial statement and tax basis of assets and liabilities at currently enacted tax rates. Investment tax credits have been deferred and are amortized based upon the average useful life of the related property in accordance with the rate treatment.

Use of Estimates Inherent in the accounting process is the use of estimates when preparing financial statements in accordance with generally accepted accounting principles. Actual results could differ from these estimates.
The Company has used estimates in the preparation of its financial statements including the accrual for uninsured liability claims. The Company is self-insured for the first $250,000 of each liability claim and therefore accrues for estimated losses occurring from both asserted and unasserted claims. The estimate for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The Company's portion of liability claims incurred for the ten year period ended in 1999 averaged approximately $45,000 per year and the accrual for such claims was approximately $800,000 at December 31, 1999. The Company believes that its accrual for potential liability claims is adequate.

Notes Payable

The Company has a line of credit agreement with its primary bank providing for a $15,000,000 loan with interest at LIBOR plus fifty basis points. $14,000,000 of such loan is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division. The interest rates at December 31, 1999 and 1998 were approximately 6.3% and 5.6%, respectively.

Capitalization

Common Stock Split In July 1998, the Company effected a two-for-one stock split in the form of a stock dividend and, accordingly, transferred from paid-in capital to common stock, an amount equal to the aggregate par value of the additional shares. All per share data included herein have been retroactively restated to reflect the stock split.

Common Shares Reserved The Company has reserved 13,499 common shares for issuance under the Dividend Reinvestment Plan and 33,984 common shares for issuance under the Employee Stock Purchase Plan.

Dividend Restriction The Indenture of Mortgage and Deed of Trust and supplements thereto provide for restriction of the payment of cash dividends. At December 31, 1999 approximately $3,900,000 of retained earnings were free of such restriction.

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

Business segment information for 1999, 1998, and 1997 is summarized as follows (in thousands):

                                                            Non-
                                 Regulated               Regulated
  1999                      Gas Electric  Water  Common Propane Gas Consolidated
  Revenues              $30,287  $37,544 $2,401 $            $3,866    $74,098
  Operating profit        3,493    3,173    739                 393      7,798
  Identifiable assets    38,355   35,384  7,199  10,870       4,999     96,807
  Depreciation            1,998    1,863    260     133         303      4,557
  Construction
  expenditures            3,337    2,774  1,462     220         384      8,177
  Income tax expense        729      621    191     209          87      1,837

  1998
  Revenues               29,734   40,254  2,161               4,043     76,192
  Operating profit        3,444    3,213    599                 207      7,463
  Identifiable assets    36,870   34,605  5,941   9,856       5,134     92,406
  Depreciation            1,838    1,733    223     135         340      4,269
  Construction
  expenditures            3,136    2,585    767     158         306      6,952
  Income tax expense        688      715    157      17           8      1,585

  1997
  Revenues               33,475   38,683  1,911               4,065     78,134
  Operating profit        3,288    3,065    468                 (17)     6,804
  Identifiable assets    35,227   34,021  5,270   8,655       5,877     89,050
  Depreciation            1,733    1,629    208     116         343      4,029
  Construction
  expenditures            2,925    2,641    866     323         279      7,034
  Income tax expense        695      580     98     351         (87)     1,637

  Income Taxes

  The provision (credit) for income taxes consists of the following (in thousands):

                                       1999      1998      1997
  Current payable
   Federal                            $ 954    $1,484    $1,547
   State                                163       277       208
                                      1,117     1,761     1,755
  Deferred
   Federal                              526       (54)     (378)
   State                                115       (19)       29
                                        641       (73)     (349)
  Investment tax credit                (130)     (120)     (120)
  Total - operating                   1,628     1,568     1,286
  Included in interest charges
   and other-net                        209*       17       351*

  Total                              $1,837    $1,585    $1,637

  *Includes income tax of $51,000 and $315,000 on gain from the sale of non-utility property, 1999 and 1997, respectively.

  The difference between the effective income tax rate and the statutory federal income tax rate applied to pretax income is accounted for as follows (in thousands):

                                       1999      1998      1997
  Federal income tax at
   statutory rate                    $1,824    $1,582    $1,642
  State income taxes,
   net of federal benefit               183       170       156
  Investment tax credit                (130)     (120)     (120)
  Other                                 (40)      (47)      (41)

  Total provision for income taxes   $1,837    $1,585    $1,637

  The tax effects of temporary differences producing accumulated deferred income taxes in the accompanying consolidated balance sheets are as follows (in thousands):

                                                 1999       1998
  Deferred tax assets
   Environmental                               $2,111     $2,083
   Other                                          343        468
     Total deferred tax assets                  2,454      2,551

  Deferred tax liabilities
    Utility plant related                       8,525      8,395
    Under recovery of fuel costs                  129
    Area expansion program                        428         73
    Other                                         272        193
      Total deferred tax liabilities            9,354      8,661

  Net deferred income taxes                    $6,900     $6,110

  Employee Benefit Plans

  Florida Public Utilities Company sponsors a qualified pension plan and post-retirement medical and life benefit plans for its employees. The life plan obligations are insignificant and are not reflected in the following disclosures. In 1998, the Company changed the benefit formula to provide for improved pension benefits. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ending December 31, 1999 and 1998, and a statement of the funded status at December 31, 1999 and 1998 (in thousands):

                                             Pension Benefits  Medical Benefits

                                               1999     1998     1999    1998
   Reconciliation of Benefit Obligation

   Prior year obligation at December       $ 19,279 $ 14,803  $ 1,475 $ 1,318
   Service cost                                 771      764       72      73
   Interest cost                              1,369    1,245      109      96
   Participant contributions                      0        0       11      14
   Plan amendments                              259    3,440        0       0
   Actuarial (gain) loss                        423     (137)     121      87
   Benefit payments                            (974)    (836)     (80)   (113)
   Current year obligation at December 31  $ 21,127 $ 19,279  $ 1,708  $ 1,475

   Reconciliation of Fair Value of Plan Assets

   Prior year fair value of plan assets at
    December 31                            $ 32,531 $ 29,080  $     0  $     0
   Actual return on plan assets               4,828    4,287        0        0
   Employer contributions                         0        0       69       99
   Participant contributions                      0        0       11       14
   Benefit payments                            (974)    (836)     (80)    (113)
   Current year fair value of plan
    assets at December 31                  $ 36,385 $ 32,531  $     0   $    0

   Funded Status

   Funded status at December 31            $ 15,258 $ 13,252  $(1,708)  $(1,475)
   Unrecognized transition
   (asset) obligation                          (183)    (367)     558       600
   Unrecognized prior service cost            4,238    4,401        0         0
   Unrecognized (gain) loss                 (17,750) (15,990)     170        50
   Net amount recognized                   $  1,563 $  1,296  $  (980)  $  (825)


   The following table provides the components of net periodic benefit cost for the Plans for 1999, 1998 and 1997 (in thousands):

                                       Pension Benefits      Medical Benefits
                                     1999    1998    1997    1999    1998   1997

   Service cost                   $   771 $   764 $   549 $    72 $    73 $  65
   Interest cost                    1,369   1,245     963     109      96    83
   Expected return on plan assets  (2,171) (1,943) (1,546)      0       0     0
   Amortization of transition
    (asset) obligation               (183)   (183)   (183)     43      43    43
   Amortization of prior service cost 422     401     151       0       0     0
   Amortization of net gain          (474)   (424)   (255)      0       0     0

   Net periodic benefit cost      $  (266) $ (140) $ (321) $  224 $   212 $ 191


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

The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:
                                           Pension Benefits     Medical Benefits
Weighted-average assumptions
  as of December 31                       1999   1998    1997     1999    1998
 Discount rate-benefit obligation          7.0%   7.0%    7.0%     7.0%    7.0%
 Expected return on plan assets            8.5%   8.5%    8.0%     N/A     N/A
 Rate of compensation increase             5.5%   5.5%    5.5%     N/A     N/A

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits during 1999 was 8.0% for retirees under 65 and 7.1% for retirees over 65. These rates were assumed to decrease gradually each year to a rate of 5.5% for 2007 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                              1% Increase           1% Decrease
Effect on total of service and interest
 cost components of net periodic post-
 retirement health care benefit cost           $  27,475              $ (23,847)

Effect on the health care component of
 the accumulated postretirement benefit
 obligation                                    $ 222,537              $(198,858)

Health Plan The Company is principally self-insured for its employee and retiree medical insurance plan. The Company's health care liability under the plan is limited to $60,000 per individual per year, with a maximum total liability of $865,000.

A reserve for future benefit payments for active employees is maintained at a level sufficient to provide for estimated outstanding claims under the plan net of amounts contributed by employees. Net health care benefits paid by the Company for active employees were approximately $516,000, $455,000 and $457,000 for 1999, 1998 and 1997, respectively.

Employee Stock Purchase Plan The Company's Employee Stock Purchase Plan offers common stock at a discount to qualified employees. During 1999, 1998 and 1997, 8,193, 7,230 and 5,665 shares, respectively, were issued under the Plan for aggregate consideration of $116,000, $100,000 and $103,000, respectively.

Dividend Reinvestment Plan During 1999, 1998 and 1997, 11,341, 9,006 and 8,874 shares, respectively, were issued under the Company's Dividend Reinvestment Plan for aggregate consideration of $193,000, $169,000 and $185,000, respectively.

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

West Palm Beach Site The Company is currently conducting a contamination assessment investigation of a parcel of property owned by it in West Palm
Beach, Florida. After a preliminary contamination assessment investigation indicated soil and groundwater impacts, the Company entered into a consent order with the FDEP. The consent order requires the Company to delineate the extent of soil and groundwater impacts associated with the prior operation of a gasification plant on the property and requires the Company to remediate any soil and groundwater impacts, if necessary. In June 1992 the Company commenced the contamination assessment investigation. The original contamination assessment report ("CAR") was submitted to FDEP in December 1995. A CAR addendum is scheduled to be submitted to FDEP in early 2000, in response to FDEP comments to the CAR. Prior to the completion of this work, and review of same by FDEP,it is not possible to determine to an acceptable degree of certainty the complete extent or cost of remedial action, if any, which may be required. However, a preliminary estimate from the Company's environmental consultant suggested that additional contamination assessment and remediation costs for this site may reach approximately $1,400,000. Until the FDEP concludes that the contamination assessment investigation is complete, it is not possible to determine whether remediation is necessary and, if so, when and how much of such costs the Company will have to pay. A portion of the on-site impacts had been determined to be eligible for reimbursement from a state fund and the FDEP has determined that a portion of the work conducted off-site is eligible for reimbursement under state law.

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

Thereafter, in cooperation with four former owners and operators of the gasification plant, the Company participated in the funding of an initial contamination assessment investigation, the results of which are set forth in a Contamination Assessment Report delivered to FDEP on February 4, 1994. On
July 11, 1997, the EPA notified the Company of its potential liability under applicable federal laws for assessment and remediation of the site. Similar notices were sent by the EPA to the four former owners and operators of the site. On or about March 25, 1998, the Company and the four former owners and operators (collectively, the Group) and the EPA executed an Administrative Order on Consent (AOC) that obligates the Group to implement a Remedial Investigation/Feasibility Study (RI/FS) task. The Group also entered into a Participation Agreement and an Escrow Agreement on or about April 13, 1998. These agreements govern the manner and means by which all parties will satisfy their respective obligations under the AOC. On or about April 13, 1998, the Group also entered into services agreements (collectively, the RI/FS Agreement) with two environmental consulting entities, to undertake the RI/FS and associated risk assessment activities called for under the terms of the AOC.
The total combined budget for the consultants' services is presently approximately $637,850. The Company has agreed to pay approximately 13.7% of the cost for the RI/FS. Field work for the RI/FS was initiated in 1998. A final RI report was submitted to the EPA in July 1999. Also submitted to EPA in July 1999, were a draft FS report and a draft Baseline Risk Assessment (BRA). In response to EPA comments to the BRA, a second draft BRA was submitted in October 1999 and a third draft BRA was submitted in January 2000. FDEP also issued comments to the draft FS report, responses to which were due to FDEP by the end of January 2000. Prior to the completion of the RI/FS field activities and approval by the EPA of the complete RI/FS Report and BRA, the Company is unable to determine the appropriate remedy for the site or, what the Company's share of the cost of that remedy would be. However, a preliminary estimate from the Group's environmental consultant suggested that remedial costs for removal of the visible extent of impacted soils at the site and adjacent thereto may cost up to $5,800,000. Recent allocation negotiations between members of the Group have resulted in a tentative allocation to the Company of approximately 10.5% of the soil removal costs.

It is not known at this time whether groundwater remediation will be required at the property. The Group's environmental consultant has proposed to complete a FS for groundwater for approximately $35,000. The Company's share of this cost is 13.7%.

Insurance Claims and Rate Relief The Company notified its insurance carriers of environmental impacts detected at the former manufactured gas plant (MGP) sites discussed above. As a result of negotiations with the Company's major insurance carriers that concluded in 1997, such carriers agreed to pay settlement proceeds totaling approximately $4,300,000 for certain environmental costs. Most recently, in September 1999, certain British based insurers agreed to settle claims in the approximate total amount of $7,600. Since 1991, the FPSC has also allowed the Company to recover through rate relief environmental expenses of $2,116,000 at the rate of approximately $240,000 per year; such recovery will end in February 2001.

The Company believes that all future contamination assessment and remedial costs, legal fees and other related costs will not be in excess of the rate relief granted the Company and insurance settlement proceeds received.

Commitments

To ensure a reliable supply of power and natural gas at competitive prices, the Company has entered into long-term purchase and transportation contracts with various suppliers and producers which expire at various dates through 2015. Purchase prices under these contracts are determined by formulas either based on market prices or at fixed prices. At December 31, 1999, the Company has firm purchase and transportation commitments adequate to supply its expected future sales requirements. The Company is committed to pay demand or similar fixed charges of approximately $5,700,000 during 2000 related to these agreements. Substantially all costs incurred under these agreements are recoverable from customers through fuel adjustment clause mechanisms.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 requires derivatives, as defined in the statement, to be measured at their fair value. The FASB deferred the effective date of FAS 133 until the first quarter of 2001 at which time certain issues will be clarified and the scope narrowed. Subject to that final determination, the Company does not believe that it will be subject to the revised FAS in a material fashion, if at all.

Quarterly Financial Data (Unaudited)

The quarterly financial data presented below reflects the influence of, among other things, seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to central and southern Florida during the winter season (in thousands, except per share amounts):

                                 FIRST    SECOND     THIRD    FOURTH
                                QUARTER   QUARTER   QUARTER   QUARTER

  1999
  Revenues                      $19,507   $17,389   $18,467   $18,735
  Operating margin                8,039     6,939     6,965     7,399
  Operating profit                2,888     1,665     1,506     1,739
  Net income                      1,451       736 1     550       792
  Earnings per share                .48       .24 1     .18       .27

  1998
  Revenues                      $20,712   $18,115    $18,644  $18,721
  Operating margin                7,919     6,740      6,652    7,180
  Operating profit                2,870     1,577      1,382    1,634
  Net income                      1,403       571        448      646
  Earnings per share                .47       .19        .15      .21

  1 Includes a gain after income taxes from the sale of non-utility real property of $83,000, $0.03 per share.

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of Florida Public Utilities Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Florida Public Utilities Company and its wholly owned subsidiary, Flo-Gas Corporation, as of December 31, 1999 and 1998, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Public Utilities Company and its wholly owned subsidiary, Flo-Gas Corporation, at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE


Certified Public Accountants
West Palm Beach, Florida
February 18, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  None.

                                PART III

Item 10.   Directors and Executive Officers of the Registrant

  Information concerning directors and nominees of the Registrant is included under the caption "Nominees and Continuing Directors" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated by reference herein.

  The following table sets forth certain information about the executive officers of the Registrant as of March 10, 2000.


     Name                 Age Position                Date

      John T. English     56  Chief Executive Officer 1998 - Present
                              President               1997 - Present
                              Chief Operating Officer 1997 - Present

      Charles L. Stein    50  Senior Vice President   1997 - Present

      Darryl L. Troy      58  Vice President          1993 - Present

      Jack R. Brown       65  Corporate Secretary     1995 - Present
                              Treasurer               1988 - Present

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


                                 PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1.  Financial Statements
             The following consolidated financial statements of Florida Public Utilities Company are included herein and in the Registrant's 1999 Annual Report to Shareholders.
               Consolidated Statements of Income
               Consolidated Balance Sheets
               Consolidated Statements of Capitalization
               Consolidated Statements of Common Shareholders' Equity Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements
               Independent Auditors' Report

         2.  Financial Statement Schedules

             All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

         3.  Exhibits

             See exhibit index following signatures.

     (b) Reports on Form 8-K.

         Form 8-K, Item 5. Other Events was reported on and filed on November 16, 1999.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY


By       /s/ Jack R. Brown                           Date:  March 21, 2000
         Jack R. Brown, Treasurer
         (Principal Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



         /s/ John T. English                         Date:  March 21, 2000
         John T. English
          President, Chief Executive Officer, Chief Operating Officer and
          Director

         /s/ Franklin C. Cressman                    Date:  March 21, 2000
         Franklin C. Cressman
         Director

         /s/ E. James Carr, Jr.                      Date:  March 21, 2000
         E. James Carr, Jr.
         Director

         /s/ Daniel Downey                           Date:  March 21, 2000
         Daniel Downey
         Director

         /s/ Richard C. Hitchins                     Date:  March 21, 2000
         Richard C. Hitchins
         Director

         /s/ Gordon O. Jerauld                       Date:  March 21, 2000
         Gordon O. Jerauld
         Director

         /s/ Paul L. Maddock, Jr.                    Date:  March 21, 2000
         Paul L. Maddock, Jr.
         Director

         /s/ Rudy E. Schupp                          Date:  March 21, 2000
         Rudy E. Schupp
         Director














                           FLORIDA PUBLIC UTILITIES COMPANY

                  EXHIBIT INDEX

                  (a) Exhibits

Regulation S-K
Item Number          21. Subsidiary of the registrant

                     23. Independent auditors' consent

                     27. Financial data schedule


EXHIBIT 21

Subsidiary of the registrant

               Name                         Jurisdiction of Incorporation

      Flo-Gas Corporation                             Florida


EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement
No. 2-79935 on Form S-3 and Post-Effective Amendment No. 16 to Registration Statement No. 2-24986 on Form S-8 of Florida Public Utilities Company, of our report dated February 18, 2000, appearing in this Annual Report on Form 10-K of Florida Public Utilities Company for the year ended December 31, 1999.


DELOITTE & TOUCHE LLP
Certified Public Accountants
West Palm Beach, Florida
March 21, 2000