Form 10-Q
period 2000-03-31
FLORIDA PUBLIC UTILITIES CO
filed 2000-05-01
CIK 37643

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549
                           FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At April 30, 2000 there were 2,815,372 shares of $1.50 par value common shares outstanding.











                FLORIDA PUBLIC UTILITIES COMPANY
       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         (in thousands)

                                              March 31,  December 31,
                                                 2000        1999
ASSETS

Utility Plant                                 $125,640       $123,898
Less accumulated depreciation                   46,520         45,626
Net utility plant                               79,120         78,272

Current Assets
  Cash and overnight investments                    99            165
  Accounts receivable                            8,020          8,026
  Inventories and prepayments                    2,944          3,051
      Total                                     11,063         11,242

Investments Held in Escrow for
  Environmental Costs                            2,886          2,877
Deferred Charges                                 4,957          4,416
      Total                                   $ 98,026       $ 96,807


CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity                 $ 26,931       $ 25,866
  Preferred stock                                  600            600
  Long-term debt                                23,500         23,500
      Total                                     51,031         49,966

Current Liabilities
  Notes payable                                 12,000         13,000
  Accounts payable                               5,204          5,481
  Other                                          8,019          6,424
  Customer deposits                              4,064          3,994
      Total                                     29,287         28,899

Deferred Credits                                 9,278          9,224

Deferred Income Taxes and
  Regulatory Liability                           8,430          8,718

      Total                                   $ 98,026       $ 96,807

See notes to condensed consolidated financial statements.










                 FLORIDA PUBLIC UTILITIES COMPANY
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (dollars in thousands, except per share data)

                                                     Three Months Ended
                                                         March 31,
                                                    2000           1999
Revenues
  Electric                                       $ 9,258        $ 8,742
  Natural gas                                     10,225          8,982
  Propane gas                                      1,431          1,256
  Water                                              554            527
    Total revenues                                21,468         19,507

  Cost of fuel and taxes
   based on revenues                              12,847         11,468

Operating Margin                                   8,621          8,039

Operating Expenses
  Operations                                       3,921          3,439
  Depreciation                                     1,172          1,131
  Taxes other than income taxes                      600            581
  Income taxes                                       761            780
    Total operating expenses                       6,454          5,931

Operating Income                                   2,167          2,108

Interest Expense                                    (830)          (733)
Other - Net                                           76             76

Net Income                                         1,413          1,451

Preferred Stock Dividends                              7              7

Earnings for Common Stock                        $ 1,406        $ 1,444

Earnings Per Common Share                        $   .50        $   .48

Dividends Per Common Share                       $   .17        $   .16

Average Shares Outstanding                     2,810,801      3,006,341

See notes to condensed consolidated financial statements.








          FLORIDA PUBLIC UTILITIES COMPANY
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (in thousands)

                                                    Three Months Ended
                                                         March 31,
                                                    2000           1999
Cash Flows from Operating Activities
  Net income                                      $1,413         $1,451
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                   1,172          1,131
    Other                                           (307)           133

  Changes in operating assets and liabilities
    Receivables                                        6           (300)
    Inventories and prepayments                      107            133
    Accounts payable and accruals                  1,332            755
    Over recovery of fuel costs                      119            119
    Other                                           (553)           (56)

    Net cash provided by operating activities      3,289          3,366

Cash Flows from Investing Activities
  Construction expenditures                       (2,021)        (2,461)
  Other                                               12            169

    Net cash used by investing activities         (2,009)        (2,292)

Cash Flows from Financing Activities
  Net change in short-term borrowings             (1,000)          (600)
  Dividends paid                                    (483)          (487)
  Other                                              137             97

    Net cash used by financing activities         (1,346)          (990)

Net Increase (Decrease) in Cash                      (66)            84

Cash at Beginning of Period                          165            564

Cash at End of Period                             $   99         $  648


See notes to condensed consolidated financial statements.










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

2. The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends. At March 31, 2000, under the most restrictive provision, approximately $4,900,000 of retained earnings were unrestricted.

3.   Segment information is summarized as follows:

                                                          Non-
Three months ended         Regulated                 Regulated
  March 31, 2000      Gas   Electric   Water       Propane Gas   Consolidated

  Revenues        $10,224     $9,258  $  554            $1,432        $21,468
  Operating profit  1,776        810     120               222          2,928

  March 31, 1999

  Revenues          8,982      8,742     527             1,256         19,507
  Operating profit  1,744        734     144               266          2,888

Notes:

a. Operating profit consists of revenues less operating expenses and does not include interest, income taxes, and other income.

b.   Total assets have not changed materially from December 31, 1999.










                FLORIDA PUBLIC UTILITIES COMPANY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         MARCH 31, 2000

Financial Condition. The Company has a $15,000,000 line of credit with its primary bank of which $12,000,000 is outstanding. The line provides for interest at LIBOR plus fifty basis points. The Company is approved by the Florida Public Service Commission to borrow up to $15,000,000 on a line of credit basis, $14,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division. The Company is in the process of renewing the line of credit with its primary bank. The renewed line is expected to have a $20,000,000 limit with the same terms and conditions as the expiring line.

Overview. The Company is organized into three regulated operations: natural gas, electric and water and a non-regulated operation, propane gas. The water operations are not significant, approximating 2.6% of revenues.

Contributing to variations in operating margins are the effects of seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to Florida during the winter season.

Operating Margin                            2000        1999        1998

  Natural Gas                            $ 4,687     $ 4,339     $ 4,323

  Propane Gas                            $   872     $   844     $   820

  Electric                               $ 2,532     $ 2,351     $ 2,371


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

Three Months Ended March 31, 2000 Compared with Three Months Ended March 31, 1999

Natural and Propane Gas Service. Natural gas service operating margin increased $348,000 in 2000 as compared with 1999. Transportation revenues accounted for $179,000 of the $348,000 increase as certain customers are opting to purchase their own gas and use our system to transport the gas to their location. The remaining $169,000 increase in operating margin was due principally to an approximate 3.5% increase in average customers as compared with the first quarter last year. Consumption didn't increase proportionately as per customer consumption decreased by a similar percentage as winter weather was approximately 40% warmer than normal in 2000. Propane gas operating margin increased $28,000 as compared with 1999.

Electric Service. Electric service operating margin increased $181,000 as compared with 1999. As compared with the first quarter last year, average customers increased 2.6%, which was the major contributing factor to the operating margin increase.



Operating Expenses. In 2000, operating expenses increased $542,000, or 10.5%, excluding cost of fuel and taxes passed-through to customers. Other than the general increases in all classifications of expense, there were increases in gas line locating expenses, gas meter testing and expenses related to increasing the gas pressure in our mains and services. Additional marketing staff and customer service costs, including postage, also contributed to increased expenses.

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

       (a) The annual meeting of stockholders was held on April 18, 2000.

       (b) Not applicable

       (c) None

       (d) None

Item 6. Exhibits and reports on Form 8-K.

       (a) Exhibit 27 - Financial Data Schedule

       (b) Reports on Form 8-K:
           There were no reports on Form 8-K filed for the quarter ending March 31, 2000.








                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FLORIDA PUBLIC UTILITIES COMPANY
                                   (Registrant)




                                   By    /s/ Jack R. Brown

                                   Jack R. Brown
                                   Treasurer
                                   (DULY AUTHORIZED OFFICER
                                            AND
                                   CHIEF FINANCIAL OFFICER)
May 2, 2000