Form 10-Q
period 2000-06-30
FLORIDA PUBLIC UTILITIES CO
filed 2000-08-09
CIK 37643

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, DC  20549
	FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

	APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At July 31, 2000 there were 2,824,431 shares of $1.50 par value common shares outstanding.


	FLORIDA PUBLIC UTILITIES COMPANY
	CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	(in thousands)


	June 30,	December 31,
	   2000  	    1999

ASSETS

Utility Plant	$127,072 	$123,898
  Less accumulated depreciation 	  46,981 	  45,626
      Net utility plant	  80,091 	  78,272

Current Assets
  Cash	99 	165
  Accounts receivable	8,293 	8,026
  Inventories and prepayments	   2,664 	   2,787
      Total	  11,056 	  10,978

Investments Held in Escrow for
  Environmental Costs	   2,891 	   2,877

Deferred Charges	   5,241 	   4,416

      Total	$ 99,279 	$ 96,543


CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity	$ 27,022 	$ 25,866
  Preferred stock	600 	600
  Long-term debt	  23,500 	  23,500
      Total	  51,122 	  49,966

Current Liabilities
  Notes payable	14,000 	13,000
  Accounts payable	5,285 	5,481
  Other	7,001 	6,160
  Customer deposits	   4,179 	   3,994
      Total	  30,465 	  28,635

Deferred Credits	   9,266 	   9,224

Deferred Income Taxes and
  Regulatory Liability	   8,426 	   8,718

      Total	$ 99,279 	$ 96,543


See notes to condensed consolidated financial statements.


	FLORIDA PUBLIC UTILITIES COMPANY
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	(dollars in thousands, except per share data)



		Three Months Ended 		Six Months Ended
		      June 30,     		     June 30,
	2000 	1999 	2000 	1999

Revenues
  Natural gas	$ 8,292 	$ 6,647 	$18,516 	$15,629
  Electric	9,455 	9,191 	18,713 	17,932
  Propane gas	1,005 	903 	2,437 	2,159
  Water 	    787 	    648 	  1,341 	  1,176
   Total revenues		     19,539 	17,389 	41,007 	36,896

Cost of Fuel and Taxes
 Based on Revenues	 12,238 	 10,450 	  25,085 	 21,918

Operating Margin	  7,301 	   6,939 	 15,922 	 14,978

Operating Expenses
  Operations	4,542 	4,133 	9,063 	8,153
  Depreciation	1,169 	1,141 	2,341 	2,272
  Income taxes	    249 	    323 	  1,010 	  1,103
    Total operating expenses 	  5,960 	  5,597 	 12,414 	 11,528

Operating Income	1,341 	  1,342 	3,508 	3,450

Interest Expense	(851)	(721)	(1,681)	(1,454)
Other Income	     49 	     32 	    125 	     108
Gain from Sale of Non-Utility
  Property	-- 	134 	     -- 	     134
Income Taxes on Above Gain	     -- 	    (51)	     -- 	    (51)

Net Income	539 	736 	1,952 	2,187

Preferred Stock Dividends	      7 	      7 	      14 	     14

Earnings For Common Stock	$   532 	$   729 	$ 1,938 	$ 2,173

Earnings Per Common Share      	$   .19 	$   .24 	 $   .69 	 $   .72

Dividends Per Common Share	$   .17 	$   .16 	$   .34 	$   .32

Weighted Average Common Shares
  Outstanding	2,815,001 	3,010,324 	2,812,901 	3,008,333

See notes to condensed consolidated financial statements.


 	FLORIDA PUBLIC UTILITIES COMPANY
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	(in thousands)


			Six Months Ended
			     June 30,
		2000 	1999
Cash Flows from Operating Activities
  Net income		$ 1,952 	$ 2,187
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities
    Depreciation		 2,341 	2,272
    Deferred income taxes		  (292)	197
    Other		             (10)	(126)
  Changes in operating assets and liabilities
    Accounts receivable		(267)	126
    Inventories and prepayments		124 	75
    Accounts payable and accrued expenses 		1,099 	162
    Deferred items		(393)	(53)
    Over/(under) recovery of fuel costs		    (183)	    199
    Area expansion program deferred costs	 	   (458)	     (343)

    Net cash provided by operating activities	  3,915 	  4,696

Cash Flows from Investing Activities
  Construction expenditures		(4,192)	    (4,402)
  Other		    (24)	    294

    Net cash used by investing activities		 (4,216)	    (4,108)

Cash Flows from Financing Activities
  Net change in short-term borrowings		1,000 	  500
  Dividends paid		            (968)	(975)
  Other	  	    203 	    163

    Net cash provided/(used) by financing
    by financing activities				    235 	   (312)

Net Increase/(Decrease) in Cash 		(66)	276

Cash at Beginning of Period		    165 	    564

Cash at End of Period		$    99 	$   840

See notes to condensed consolidated financial statements.


	FLORIDA PUBLIC UTILITIES COMPANY

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	JUNE 30, 2000

1.	In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. The results of operations are not necessarily indicative of the results expected for the full year. Certain amounts in the prior periods have been restated for comparison.

2.	The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends. At June 30, 2000 under the most restrictive provision, approximately $4,900,000 of retained earnings were unrestricted.

3.	In May 1999, the Company sold non-utility, unimproved real property for a gain after income taxes of $83,000, equal to $0.03 per share.

4.	Segment information is summarized as follows:
				    	Non-
Six months ended	        Regulated              	Regulated
    June 30,    	Gas	Electric	Water		Propane Gas 	Consolidated
2000
Revenues	 $18,516	$18,713	$1,341	$2,437  	$41,007
Operating profit	2,364	1,474	436	244  	4,518

1999
Revenues        	15,629	17,932	1,176	2,159  	36,896
Operating profit	2,275	1,520	379	379  	4,553


Three Months ended
    June 30,
2000
Revenues	8,292	9,455	787	1,005  	19,539
Operating profit	588	664	316	22  	1,590

1999
Revenues        	6,647	9,191	648	903  	17,389
Operating profit	531	786	235	113  	1,665


Notes:

1.	Operating profit consists of revenues less operating expenses and does not include  interest, income taxes, and other income.

2.	Total assets have not changed materially from December 31, 1999.



	FLORIDA PUBLIC UTILITIES COMPANY

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition. The Company has a $20,000,000 line of credit with its primary bank of which $14,000,000 is outstanding at June 30, 2000. The line provides for interest at LIBOR plus fifty basis points. The Company is approved by the Florida Public Service Commission to borrow up to $20,000,000 on a line of credit basis, $19,000,000 of which is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

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

Summary of Operating Margins
  (in thousands)	   Six Months Ended June 30,
	2000 	1999 	1998

Natural Gas	$ 8,177 	$ 7,571 	$ 7,476
Propane gas	 1,492 	 1,493 	 1,478
Electric	 4,970 	4,789 	 4,721

		  Three Months Ended June 30,
	2000 	1999 	1998

Natural Gas	$ 3,490 	$ 3,233 	$ 3,153
Propane gas	    620 	648 	   659
Electric	2,438 	 2,438 	 2,350

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

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

Natural and Propane Gas Service. Natural gas service operating margin increased $606,000 in 2000 as compared with 1999. Transportation revenues accounted for $326,000 of the increase as certain customers are opting to purchase their own gas and use our system to transport the gas to their location. The remaining $280,000 increase in operating margin was due principally to an approximate 3.5% increase in average customers as compared with 1999. Consumption didn?t increase in proportion to the increase in customers as per customer average consumption decreased by a similar percentage due to winter weather warmer than normal in 2000. Propane gas operating margin was unchanged as compared with 1999. Average customers decreased 6% from 1999 to 2000, most of whom were converted to our Mid-Florida natural gas system. The effect of the reduction in average customers was offset by an increase in per customer average consumption and greater margins.





Natural gas service operating margin increased $95,000 in 1999 as compared with 1998. The slight increase in natural gas operating margin was due principally to an approximate 5% increase in average customers as compared with 1998, and was partially reduced by weather 27% warmer than the six month period last year. Propane gas operating margin increased $15,000 or about 1% versus 1999 and was also affected by the warmer weather. Propane gas had an 11% decrease in average customers for 1999, most of whom were converted to natural gas. Propane gas operating margin per customer increased 13% versus 1998, due primarily to the rate increase that became effective April 1998.

Electric Service. Electric service operating margin increased $181,000 as compared with 1999. As compared with last year, average customers increased 2.6% which was the major factor contributing to the operating margin increase.

Electric service operating margin increased $68,000 versus 1998. Average customers increased about 2% as compared with last year, however consumption decreased about 4%, due mainly to a warmer winter in 1999 as compared with 1998.

Operating Expenses. In 2000, operating expenses increased $980,000, or 9.4%, excluding cost of fuel and taxes passed-through to customers. Other than the general increases in all classifications of expense, there were increases in gas line locating expenses, expenses related to increasing the gas pressure in our mains and services and expenses attributable to the implementation of a new customer information system. Additional marketing staff and customer service costs, including postage, also contributed to increased expenses.

In 1999, operating expenses, excluding fuel costs and taxes passed-through to customers, increased $213,000 or about 1.4% in relation to operating margin.

Income taxes were provided for at approximately the same rate in both six-month periods and are reduced by amortization of deferred investment tax credits.

Interest expense increased 16% in 2000 versus 1999 due to an increase in amounts borrowed under the line of credit and interest rate increases.

Three Months Ended June 30, 2000 Compared with Three Months Ended
June 30, 1999

Natural and Propane Gas Service. Natural gas service operating margin increased $257,000 in 2000 as compared with 1999. Transportation revenues accounted for $147,000 of the increase as certain customers are opting to purchase their own gas and use our system to transport the gas to their location. The remaining $110,000 increase in operating margin was due principally to an approximate 3.5% increase in average customers as compared with the second quarter last year. Propane gas operating margin decreased $28,000 as compared with 1999 due primarily to a reduction of 6% in average customers in the Mid-Florida division, most of whom were converted to our natural gas system.

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

Electric Service. Electric service operating margin was unchanged as compared with 1999. As compared with the second quarter last year, average customers increased 2.6%, which caused operating margin per customer to decrease.




Electric service operating margin increased $88,000 versus 1998. Average customers increased 2% as compared with the second quarter last year.

Operating Expenses. In 2000, operating expenses increased $438,000, or 8.3%, excluding cost of fuel and taxes passed-through to customers. Other than the general increases in all classifications of expense, there were increases in gas line locating expenses, expenses related to increasing the gas pressure in our mains and services and expenses attributable to the implementation of a new customer information system. Additional marketing staff and customer service costs, including postage, also contributed to increased expenses.

In 1999, operating expenses, excluding fuel costs and taxes passed-through to customers, increased $111,000 or about 2% in relation to operating margin.

Income taxes were provided for at approximately the same rate in both three-month periods and are reduced by amortization of deferred investment tax credits.

Interest expense increased 18% in 2000 versus 1999. See interest expense in the six months discussion above.


PART II.

	OTHER INFORMATION


Item 6.	Exhibits and reports on Form 8-K.

(a)	Exhibit 27 - Financial Data Schedule

(b)	Reports on Form 8-K:
There were no reports on Form 8-K filed for the quarter ending
June 30, 2000.

	SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FLORIDA PUBLIC UTILITIES COMPANY
(Registrant)




By   /s/ Jack R. Brown
Jack R. Brown
Treasurer
(DULY AUTHORIZED OFFICER
AND
CHIEF FINANCIAL OFFICER)



Date: August 8, 2000

1