Form 10-Q
period 2000-09-30
FLORIDA PUBLIC UTILITIES CO
filed 2000-11-03
CIK 37643

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, DC  20549
                    FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

	APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At October 31, 2000 there were 2,827,805 shares of $1.50 par value common shares outstanding.


               FLORIDA PUBLIC UTILITIES COMPANY
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands)


                              September 30,   December 31,
                                       2000           1999

ASSETS

Utility Plant                      $129,893       $123,898
  Less accumulated depreciati       47,796          45,626
      Net utility plant             82,097          78,272

Current Assets
  Cash                                  99             165
  Accounts receivable                8,461           8,026
  Inventories and prepayments        3,121           2,787
      Total                         11,681          10,978

Investments Held in Escrow for
  Environmental Costs                2,877           2,877

Deferred Charges                     5,745           4,416

      Total                       $102,400        $ 96,543


CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity     $ 27,117        $ 25,866
  Preferred stock                      600             600
  Long-term debt                    23,500          23,500
      Total                         51,217          49,966

Current Liabilities
  Notes payable                     13,800          13,000
  Accounts payable                   6,975           5,481
  Other                              8,163           6,160
  Customer deposits                  4,226           3,994
      Total                         33,164          28,635

Deferred Credits                     9,594           9,224

Deferred Income Taxes and
  Regulatory Liability               8,425           8,718

      Total                       $102,400        $ 96,543


See accompanying notes.


                   FLORIDA PUBLIC UTILITIES COMPANY
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	(dollars in thousands, except per share data)


                      Three Months Ended      Nine Months Ended
                        September 30,           September 30,
                          2000      1999          2000      1999

Revenues
  Natural gas          $ 7,553   $ 6,112       $26,069   $21,741
  Electric              11,083    10,957        29,795    28,889
  Propane gas              783       731         3,220     2,890
  Water                    763       667         2,105     1,843
      Total revenues    20,182    18,467        61,189    55,363

Cost of Fuel and Taxes
 Based on Revenues      12,959    11,502        38,044    33,420

Operating Margin         7,223      6,965        23,145    21,943

Operating Expenses
  Operations            4,576      4,347        13,639    12,499
  Depreciation          1,162      1,112         3,503     3,385
  Income taxes            198        259         1,208     1,362
    Total
    operating expenses  5,936      5,718        18,350    17,246

Operating Income        1,287      1,247         4,795     4,697

Interest Expense         (885)      (733)       (2,566)   (2,187)
Other Income               78         36           203       145
Gain from Sale of Non-Utility
  Property                 --         --            --       134
Income Taxes on
Above Gain                 --         --            --       (51)

Net Income                480        550         2,432     2,738

Preferred Stock Dividends   7          7            21        21

Earnings For
Common Stock          $   473   $   543        $ 2,411   $ 2,717

Earnings Per
Common Share          $   .17   $   .18        $   .86   $   .90

Dividends Per
Common Share          $   .18   $   .17        $   .52   $   .49

Weighted Average Common Shares
  Outstanding       2,824,431  3,018,191     2,816,744  3,011,619

See accompanying notes.


                     FLORIDA PUBLIC UTILITIES COMPANY
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (in thousands)


                                                      Nine Months Ended
                                                        September 30,
                                                        2000      1999

Net Cash Provided by Operating Activities            $ 7,456   $ 7,632

Cash Flows from Investing Activities
  Construction expenditures                           (7,284)   (6,740)
  Proceeds from sale of non-utility property              --       154
  Other                                                  110       250

    Net cash used by investing activities             (7,174)   (6,336)

Cash Flows from Financing Activities
  Net change in short-term borrowings                    800       200
  Dividends paid                                      (1,482)   (1,494)
  Other                                                  334       282

    Net cash used by financing activities               (348)   (1,012)

Net Increase/(Decrease) in Cash                          (66)      284

Cash at Beginning of Period                              165       564

Cash at End of Period                                $    99   $   848


See accompanying notes.


                   FLORIDA PUBLIC UTILITIES COMPANY
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000

1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. The results of operations are not necessarily indicative of the results expected for the full year.

2. The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends. At September 30, 2000 under the most restrictive provision, approximately $4,900,000 of retained earnings were unrestricted.

3. In May 1999, the Company sold non-utility, unimproved real property for a gain after income taxes of $83,000, equal to $0.03 per share.

4.      Segment information is summarized as follows:
                                                           Non-
Nine months ended	        Regulated              	Regulated
   September 30,      Gas     Electric     Water    Propane Gas   Consolidated
2000
Revenues          $26,069      $29,795    $2,105         $3,220        $61,189
Operating profit    2,635        2,464       733            171          6,003

1999
Revenues           21,741       28,889     1,843          2,890         55,363
Operating profit    2,521        2,532       632            374          6,059


Three Months ended
    September 30, _
2000
Revenues            7,553       11,083       763            783         20,182
Operating profit      271          990       297            (73)         1,485

1999
Revenues            6,112       10,957       667            731         18,467
Operating profit      246        1,012       253             (6)         1,505


Notes:

1. Operating profit consists of revenues less operating expenses and does not include interest, income taxes, and other income.

2.	Total assets have not changed materially from December 31, 1999.

















            FLORIDA PUBLIC UTILITIES COMPANY

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition. The Company has a $20,000,000 line of credit with its primary bank of which $13,800,000 is outstanding at September 30, 2000. The line provides for interest at LIBOR plus fifty basis points. The Company has agreed with the Florida Public Service Commission to borrow up to $19,000,000 for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

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

Summary of Operating Margins
  (in thousands)        Nine Months Ended September 30,
                               2000           1999

Natural Gas                 $11,314         $10,620
Propane gas                   2,016           2,036
Electric                      7,804           7,525

                       Three Months Ended September 30,
                               2000            1999

Natural Gas                 $ 3,137         $ 3,049
Propane gas                     524             543
Electric                      2,834           2,736

Operating Margin. Operating margin, defined as gross operating revenues less fuel costs and taxes based on revenues, which are passed-through to customers, provides a more meaningful basis for evaluating utility operations. Fuel costs and taxes passed-through to customers have no effect on results of operations and fluctuations in such costs distort the relationship of gross operating revenues and operating margin (net revenues retained by the Company for operating purposes).

Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999

Natural and Propane Gas Service. Natural gas service operating margin increased $694,000 in 2000 as compared with 1999. Transportation revenues accounted for $383,000 of the increase as certain customers are opting to purchase their own gas and use our system to transport the gas to their location. The remaining $311,000 increase in operating margin was due principally to an approximate 4% increase in average customers as compared with 1999. Consumption did not increase in proportion to the increase in customers as per customer average consumption decreased by a similar percentage due to winter weather warmer than normal in 2000. Propane gas operating margin decreased $20,000 as compared with 1999. Average customers decreased 6% from 1999 to 2000, most of whom were converted to our Mid-Florida natural gas system. The effect of the reduction in average customers was offset by an increase in per customer average consumption and greater margins.


Electric Service. Electric service operating margin increased $279,000 as compared with 1999. As compared with last year, average customers increased approximately 3% which was the major factor contributing to the operating margin increase.


Operating Expenses. In 2000, operating expenses increased $1,258,000, or 8%, excluding cost of fuel and taxes passed-through to customers. Other than the general increases in all classifications of expense, there were increases in gas line locating expenses, expenses related to increasing the gas pressure in our mains and services, expenses attributable to the implementation of a new customer information system, and start-up expenses attributable to our propane gas service in Fernandina Beach, which commenced October 1, 2000. Additional marketing staff and customer service costs also contributed to increased expenses.

Income taxes were provided for at approximately the same rate in both nine-month periods and are reduced by amortization of deferred investment tax credits.

Interest expense increased 17% in 2000 versus 1999 due to an increase in amounts borrowed under the line of credit and interest rate increases.

Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

Natural and Propane Gas Service. Natural gas service operating margin increased $88,000 in 2000 as compared with 1999. Transportation revenues accounted for $57,000 of the increase as certain customers are opting to purchase their own gas and use our system to transport the gas to their location. The remaining $31,000 increase in operating margin was due principally to an approximate 4% increase in average customers as compared with the third quarter last year. Propane gas operating margin decreased $19,000 as compared with 1999 due primarily to a reduction of 5% in average customers in the Mid-Florida division, most of whom were converted to our natural gas system.

Electric Service. Electric service operating margin increased $98,000 as compared with 1999. As compared with the third quarter last year, average customers increased approximately 3%, which caused operating margin per customer to increase slightly.

Operating Expenses. In 2000, operating expenses increased $279,000, or 5%, excluding cost of fuel and taxes passed-through to customers. Other than the general increases in all classifications of expense, there were increases in gas line locating expenses, expenses related to increasing the gas pressure in our mains and services, expenses attributable to the implementation of a new customer information system, and start-up expenses attributable to our propane gas service in Fernandina Beach, which commenced October 1, 2000. Additional marketing staff and customer service costs also contributed to increased expenses.


Income taxes were provided for at approximately the same rate in both three-month periods and are reduced by amortization of deferred investment tax credits.

Interest expense increased 21% in 2000 versus 1999. See interest expense in the nine months discussion above.





PART II.

	OTHER INFORMATION


Item 6.	Exhibits and reports on Form 8-K.

(a)	Exhibit 27 - Financial Data Schedule

(b)	Reports on Form 8-K:
There were no reports on Form 8-K filed for the quarter ending
September 30, 2000.



	SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FLORIDA PUBLIC UTILITIES COMPANY
(Registrant)




By   /s/ Jack R. Brown
Jack R. Brown
Treasurer
(DULY AUTHORIZED OFFICER
AND
CHIEF FINANCIAL OFFICER)



Date: November 3, 2000

1