Form 10-K405
period 2000-12-31
FLORIDA PUBLIC UTILITIES CO
filed 2001-03-26
CIK 37643

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC   20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

     For the fiscal year ended December 31, 2000

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

                            (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports requiredto be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes    X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on March 9, 2001, was $41,133,557.

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

                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At March 9, 2001, there were 2,836,797 common shares outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement for Annual Meeting of Stockholders, April 17, 2001. (Part III)

                                   PART I

Item 1.  	Business

General
The Company was incorporated on April 29, 1925 under the 1925 Florida Corporation Law and is continuing its corporate existence pursuant to such law and its Certificate of Reincorporation, as amended. The Company is regulated by the Florida Public Service Commission (except for propane gas service) and provides natural and propane gas service, electric service and water service to consumers in Florida. The Company is comprised of the following four divisions and number of customers as of December 31, 2000:
(1) West Palm Beach, located in southeast Florida, serves natural gas to 29,308 customers and propane gas to 5,530 customers; (2)Central Florida serves 10,785 natural gas customers and 2,278 propane customers; (3) Marianna, located in the Florida panhandle, provides electricity to 12,112 customers; and (4) Fernandina Beach, located in extreme northeast Florida, serves 13,405 electric customers and 6,866 water customers and 34 propane customers. The economies of Palm Beach County and the Central Florida division rely somewhat on the migration of seasonal residents and tourists during the winter season. Agriculture and citrus processing, together with light industry, provide year-round stability. Marianna's economy is predominantly agricultural including peanuts, soy beans, corn, pork and beef. The area has many small industries. Fernandina's economy is centered around two large paper mills; ITT Rayonier, Inc. and Jefferson Smurfit Corp. The beach area, Amelia Island, is noted for its fine beaches and resort amenities.

The population by counties, as estimated by the University of Florida's Bureau of Economic and Business Research, in which the service areas are located, as of April 1, 2000, is as follows:

         West Palm Beach  (Palm Beach County)                 1,070,000
         Central Florida  (Seminole and Volusia Counties)       801,000
         Marianna         (Jackson, Calhoun & Liberty Counties)  71,000
         Fernandina Beach (Nassau County)                        60,000

In Fernandina Beach, two large paper mills accounted for 15.7% of total 2000 electric division operating revenues and 7.3% of the Company's total operating revenues. However, such mills accounted for 5.9% of total 2000 electric division operating margin and 2.0% of the Company's total operating margin.

Sources of Gas and Electricity
Natural Gas
The Company receives its total supply of natural gas at eleven City Gate Stations connected to Florida Gas Transmission Company's (FGT) pipeline system. The Company has the adequate redundancy of gate stations in each distribution system to assure high levels of continuous service to our customers.

FGT is the sole natural gas pipeline serving peninsular Florida and is under the jurisdiction of the Federal Energy Regulatory Commission (FERC). The Company uses FGT solely as a carrier of natural gas. All gas supplies for the Company's traditional sales markets are independently procured by the Company using gas marketers and producers. The Company?s transportation customers are responsible for obtaining their own gas supplies and arranging for pipeline transportation.

The Company has continued to be in full compliance with the Gas Industry Standards Board's (GISB) standards. The GISB was formed to develop a uniform nationwide network of natural gas producers, marketers, gathering systems, pipelines, distribution companies and customers. The GISB's standards places all participants on the same time schedules for procurement, capacity transactions, invoicing, etc. It causedthe network to be fully available twenty-four hours per day, 365 days per year.

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

During 2000, the national natural gas market experienced unprecedented high levels of the commodity cost of gas. The Company, through its Purchased Gas Adjustment (PGA) mechanism, has collected the majority of the increased cost from its customers and will collect the remaining PGA revenue to recover any 2000 under collections during 2001.

The Company has been an active participant in the FPSC unbundling docket.
This docket focuses on the potential for unbundling natural gas services of distribution companies regulated by the FPSC, including the Company. During 2000, the FPSC conducted an agenda hearing to determine when the FPSC would require local distribution companies to offer transportation services to all commercial customers. During 2000, the FPSC issued an order that will allow any commercial natural gas customer to choose their supplier. Some of our commercial natural gas customers may elect to choose a different supplier, however, the Company's operating results would not be affected as the Company realizes the same operating margin regardless of whether the customer purchases the gas from the Company or uses our system to transport the gas. The Company will officially offer unbundled services to commercial customers effective August 1, 2001. The PSC approved various mechanisms, which will allow the Company to be reimbursed for the incremental cost of providing unbundled services.

Electricity
The Company purchases most of its electrical power supply requirements at wholesale rates from two nearby generating utilities. Less than 1% of the Company's power supply is purchased on an ?as available? basis from a self-generating paper mill.

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

The Jacksonville Electric Authority executed a power supply agreement with the Company which commenced on January 1, 1996. The contract expires in 2007 and provides for substantial cost reductions.

The following table sets forth the revenues, operating profit and identifiable assets of each of the Company's business segments. (See "Segment Information" in the Notes to Financial Statements.)

                                          2000     1999    1998
                                             (in thousands)
             Revenues
                Natural gas            $38,270  $30,287 $29,734
                Electric                39,304   37,544  40,254
                Water                     2,805   2,401   2,161
                Propane gas               4,380   3,866   4,043

             Operating profit
                Natural gas               3,789   3,493   3,444
                Electric                  3,016   3,173   3,213
                Water                       932     739     599
                Propane gas                 264     393     207

             Identifiable assets
                Natural gas              42,564  38,355  36,870
                Electric                 36,911  35,384  34,605
                Water                     9,038   7,199   5,941
                Propane gas               5,648   4,999   5,134

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

Employees
On December 31, 2000 the Company had 315 employees, of whom 101 were covered under union contracts with two labor unions, the International Brotherhood of Electrical Workers and the International Chemical Workers Union. The Company does not engage in research activities.

Competition
Generally, in municipalities and other areas where the Company provides natural gas, electric and water services, no other utility directly renders such service.

Item 2.   Properties

The Company's properties consist primarily of distribution systems and related facilities. At December 31, 2000 the Company owned 22 miles of electric transmission lines and 1,046 miles of electric distribution lines. The gas properties distribute gas through 1,214 miles of gas main. The water property consists of deep wells, pumping equipment, water treatment facilities and a distribution system. The propane gas systems operated by the Company's subsidiary have bulk storage facilities and tank installations on the customers' premises.

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

Item 4.   Submission of Matters to a Vote of Security Holders

None.

                                PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters
The Company's common shares are traded on the American Stock Exchange under the symbol FPU.


                            2000                            1999
                       Low        High                 Low        High
STOCK PRICES
  Quarter ended
     March 31        $13.13  -   $17.13              $14.63  -  $17.38
     June 30          13.19  -    19.50               14.63  -   18.88
     September 30     15.63  -    17.88               17.88  -   19.63
     December 31      13.75  -    16.75               16.75  -   20.00

DIVIDENDS PAID
     January 1              $.17                           $.16
     April 1                 .17                            .16
     July 1                  .18                            .17
     October 1               .18                            .17

At March 9, 2001, there were 907 holders of record of the Registrant's Common Stock.

See "Capitalization, Dividend Restriction" in the Notes to Consolidated Financial Statements for information concerning restriction on the payment of cash dividends.

Item 6.	Selected Financial Data (in thousands, except per share data)


                                          Years Ended December 31,

                                  2000      1999      1998      1997      1996

Revenues                      $ 84,759  $ 74,098  $ 76,192  $ 78,134  $ 78,810
Operating margin                31,143    29,342    28,491    26,679    26,937
Net income                       3,288     3,529(1)  3,068     3,191(1)  2,751
Earnings per common share         1.16      1.17(1)   1.02      1.07(1)    .93
Dividends per common share         .70       .66       .62       .60       .60
Total assets                   108,588    96,543    92,406    89,050    88,169
Utility plant - net             84,200    78,272    75,227    72,724    69,876
Current debt                    17,900    13,000     8,200     7,600     7,900
Long-term debt                  23,500    23,500    23,500    23,500    23,500
Common shareholders' equity     27,510    25,866    27,622    26,189    24,511
(1) Includes a gain after income taxes from the sale of non-utility real property of $83, $0.03 per share (1999) and $522, $0.18 per share (1997).

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Overview The Company is organized into three regulated business segments, natural gas, electric and water and one non-regulated business segment, propane gas. The gas and electric segments aggregate approximately 91% of total operating margin.

Contributing to variations in operating margins are the effects of seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to Florida during the winter season.

From the Florida Public Service Commission's (FPSC) perspective, the Company operates four distinct "entities", i.e., Marianna electric, Fernandina Beach electric, Fernandina Beach water and natural gas, consisting of Palm Beach County, and the Sanford and DeLand area (Central Florida). The Company last received rate increases as follows: natural gas operations, May 1995; Marianna electric division, February 1994; and Fernandina Beach electric division, February 1989. The Company usually receives an increase each year for its water operation through a price index mechanism provided by the FPSC. However, since the Company filed a general rate case and received an increase in its water rates in 2000, it was not eligible for the indexed rate adjustment in 2000. The Company anticipates it will again file for the cost index adjustment in 2001. See "Rate Matters" in the Notes to Financial Statements (Notes).

Summary of Operating Margins
(in thousands)
                                            2000      1999      1998
   Natural Gas                           $15,430   $14,484   $13,879

   Propane gas                             2,712     2,673     2,602

   Electric                               10,321     9,890     9,946

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

Natural and Propane Gas Service   Natural gas service operating margin
increased $946,000 in 2000 as compared with 1999. Transportation revenues accounted for $404,000 of the increase as certain customers are opting to purchase their own gas and use our system to transport the gas to their location. The Company realizes the same operating margin regardless of whether the customer purchases the gas from us or uses our system to transport the gas. Excluding the approximate 600 customers in the Central Florida division that converted from propane to natural gas in 2000, the remaining $542,000 increase in operating margin was due principally to an approximate 2.3% increase in average customers as compared with 1999. Consumption increased in greater proportion to the increase in customers due to winter weather colder than 1999. Propane gas operating margin increased $39,000 as compared with 1999. Average customers increased 1.0% from 1999 to 2000, excluding the effect of those customers who converted to natural gas.

Natural gas service operating margin increased $605,000 or 4.4% in 1999 as compared with 1998. Transportation revenues accounted for $460,000 of the $605,000 increase in operating margin. The remaining $145,000 increase in operating margin was due principally to an approximate 4.2% increase in average customers for 1999, as compared with 1998, 650 of whom were converted from our Mid-Florida propane gas division. The effect of the added customers on consumption was mitigated by winter weather warmer than last year. Propane gas operating margin increased $71,000 or about 2.7% versus 1998 and was also affected by the warmer winter weather. Propane gas had a 10% decrease in average customers for 1999, most of whom were converted to our Mid-Florida natural gas system. Propane gas operating margin per customer increased 14% versus 1998, due primarily to an increase in rates that became effective April 1998.

In 2000, operating expenses increased $818,000, or 6% as compared with 1999, excluding cost of fuel and taxes passed-through to customers. Other than the general increases in all classifications of expense, there were increases in gas line locating expenses, expenses related to increasing the gas pressure in our mains and services, expenses attributable to the implementation of a new customer information system, and start-up expenses attributable to our propane gas service in Fernandina Beach, which commenced October 1, 2000. Additional marketing staff and customer service costs also contributed to increased expenses.

In 1999, operating expenses increased $442,000 or about 3.5%, excluding cost of fuel and taxes passed-through to customers. Other than general increases in all classifications of expense, most of the increase in attributable to additional marketing staff, increases in customer service costs and additional expenses for natural gas mains and regulator costs.

Electric Service    Electric service operating margin increased $431,000 as
compared with 1999. As compared with last year, average customers increased approximately 3% which was the major factor contributing to the operating margin increase.

Electric service operating margin decreased $56,000 in 1999 versus 1998. Average customers increased about 2% as compared with last year, however, consumption decreased slightly, due mainly to a milder winter in 1999 as compared with 1998.

In 2000, operating expenses increased $588,000, or about 9%, excluding cost of fuel and taxes passed-through to customers. In addition to across the board increases in all classifications of expense, there were increases in expenses attributable to the implementation of a new customer information system and increases in all areas of maintenance expense, including tree trimming costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Net cash provided by operating activities decreased $709,000 when compared with 1999. Most of the decrease relates to the escalation of fuel prices which caused accounts receivable and accounts payable to increase and fuel costs to go from over recovery of $1,305,000 in 1999 to under recovery of $903,000 in 2000.

Cash used in investing activities usually fluctuates within a narrow range as construction expenditures have averaged about $8.1 million over the last five years. Included in construction expenditures in 2000 were capitalized costs of $1,348,000 relating to the new customer information system.

The Company has a $20,000,000 line of credit with its primary bank, of which $17,900,000 is outstanding at December 31, 2000. The line provides for interest at LIBOR plus 50 basis points and expires in 2003. The Company has agreed with the FPSC to borrow up to $19,000,000 for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

The Company usually has no material commitments for construction expenditures. Capital expenditures for 2001 have been budgeted for $9,473,000; however, while the actual amount expended for construction is influenced by many factors, the Company anticipates that expenditures for 2001 will not be significantly different from amounts historically incurred. For additional information see "Notes Payable" and "Capitalization" in the Notes.

The Company anticipates that its future construction expenditures and commitments are likely to require additional debt and/or equity financing.

Issuance of Additional Bonds The Company's 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property. At December 31, 2000, such calculation would permit the issuance of approximately $48,000,000 of additional bonds.

OTHER

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

All financial instruments held by the Company were entered into for purposes other than for trading. The Company has market risk exposure only from the potential loss in fair value resulting from reasonably possible changes in interest rates. The Company has no exposure relating to commodity prices because the Company, under its regulatory jurisdictions, is fully compensated for the actual costs of commodities (primarily propane gas and electricity)
used in its operations.   The Company has no exposure to equity risk as it does
not hold any equity instruments.   The Company's exposure to interest rate risk
is limited to investments held in escrow for environmental costs and long-term debt. The investments held in escrow are fixed income debt securities whose carrying amounts are not materially different than fair value. Such investments mature from 2001 to 2004 and are expected to be held to maturity; therefore, the Company does not believe it has material market risk exposure related to these instruments. The indentures governing the Company's two first mortgage bond series outstanding contain "make-whole" provisions, which render refinancing impracticable. As such, the Company believes that disclosure of the change in fair value due to reasonably possible near term changes in interest rates is not meaningful.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF INCOME
   (dollars in thousands, except per share data)

                                            Years Ended December 31

Revenues                                      2000      1999        1998
  Electric                                 $39,304   $37,544     $40,254
  Natural gas                               38,270    30,287      29,734
  Propane gas                                4,380     3,866       4,043
  Water                                      2,805     2,401       2,161
   Total revenues                           84,759    74,098      76,192
  Cost of fuel and taxes based on revenues  53,616    44,756      47,701

Operating Margin                            31,143    29,342      28,491

Operating Expenses
  Operations                                13,139    12,013      11,755
  Maintenance                                3,013     2,763       2,807
  Depreciation                               4,698     4,557       4,269
  Taxes other than income taxes              2,292     2,211       2,196
  Income taxes                               1,473     1,628       1,568
    Total operating expenses                24,615    23,172      22,595

Operating Income                             6,528     6,170       5,896

Interest Charges and Other
  Long-term debt                             2,235     2,235       2,235
  Short-term borrowings                        962       473         355
  Customer deposits and other interest         290       260         250
Other-net                                     (247)     (244)        (12)
  Gain from sale of non-utility property                (134)
  Income taxes on above gain                              51
    Total interest charges and other         3,240     2,641       2,828

Net Income                                   3,288     3,529       3,068

Preferred Stock Dividends                       29        29          29

Earnings for Common Stock                  $ 3,259   $ 3,500     $ 3,039

Earnings Per Common Share                   $ 1.16    $ 1.17      $ 1.02

Dividends Per Common Share                     .70       .66         .62

Average Shares Outstanding               2,819,510 2,995,721   2,992,938

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                   December 31,
ASSETS                                         2000            1999
Utility Plant
  Electric                                 $ 53,642        $ 51,075
  Natural gas                                56,464          53,330
  Propane gas                                 6,628           6,441
  Water                                      11,512           9,493
  Common                                      4,657           3,559
     Total                                  132,903         123,898
  Less accumulated depreciation              48,703          45,626
     Net utility plant                       84,200          78,272

Current Assets
  Cash                                           66             165
  Accounts receivable                        11,401           8,154
  Allowance for uncollectible accounts         (162)           (128)
  Inventories (at average or unit cost)       2,884           2,430
  Prepayments and deferrals                     452             357
  Under recovery of fuel costs                  903
     Total current assets                    15,544          10,978

Other Assets
  Investments held in escrow for
     environmental costs                      2,876           2,877
  Deferred charges                            5,968           4,416
     Total other assets                       8,844           7,293

     Total                                 $108,588        $ 96,543

CAPITALIZATION AND LIABILITIES
Capitalization
  Common shareholders' equity              $ 27,510        $ 25,866
  Preferred stock                               600             600
  Long-term debt                             23,500          23,500
     Total capitalization                    51,610          49,966

Current Liabilities
  Notes payable                              17,900          13,000
  Accounts payable                           10,337           5,481
  Insurance accrued                           2,389           2,050
  Interest accrued                              625             537
  Other accruals and payables                 2,577           2,268
  Over recovery of fuel costs                                 1,305
  Customer deposits                           4,192           3,994
     Total current liabilities               38,020          28,635

Other Liabilities
  Deferred income taxes                       7,437           6,900
  Unamortized investment tax credits            975           1,092
  Environmental liability                     5,306           5,200
  Regulatory tax liabilities                  1,653           1,818
  Customer advances for construction          1,992           1,672
  Storm damage                                1,595           1,260
  Commitments and contingencies                  --              --
     Total other liabilities                 18,958          17,942

     Total                                 $108,588        $ 96,543

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CAPITALIZATION
(dollars in thousands)
                                                   December 31,
                                                2000           1999
Common Shareholders' Equity
  Common stock, $1.50 par value, authorized
    3,500,000 shares; issued 3,224,672 shares
    in 2000; 3,212,201 shares in 1999        $ 4,837        $ 4,819
Paid-in capital                                9,661          9,344
  Retained earnings                           18,461         17,204
  Treasury stock - at cost (396,867 shares in 2000)
    (409,816 shares in 1999)                  (5,449)        (5,501)

    Total common shareholders' equity         27,510          25,866

Preferred Stock
  4 3/4% Series A, $100 par value, redemption
    price $106, authorized and outstanding
    6,000 shares                                 600            600

Long-Term Debt
  First mortgage bonds
    Series
   9.57% due 2018                             10,000         10,000
     10.03% due 2018                           5,500          5,500
     9.08% due 2022                            8,000          8,000
     Total long-term debt                     23,500         23,500

Total Capitalization                         $51,610        $49,966

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(dollars in thousands)

                           Common Stock
                       Shares  Aggregate  Paid-in  Retained   Treasury  Stock
                       Issued  Par Value  Capital  Earnings   Shares     Cost

Balance
 December 31, 1997  1,594,352    $2,392   $11,233   $14,532  105,766 $ (1,968)
Net income                                            3,068
Dividends                                            (1,914)
Stock plans             9,006       13        228             (7,630)      38
Two-for-one
  stock split       1,597,502    2,396     (2,396)           102,809

Balance
 December 31, 1998  3,200,860    4,801      9,065    15,686  200,945   (1,930)
Net income                                            3,529
Dividends                                            (2,011)
Stock plans            11,341      18        279              (9,593)      34
Purchase of
  treasury shares                                            218,464   (3,605)
Balance
 December 31, 1999  3,212,201     4,819     9,344   17,204   409,816   (5,501)
Net income                                           3,288
Dividends                                           (2,031)
Stock plans            12,471        18       317            (12,949)      52
Balance
 December 31, 2000  3,224,672    $4,837    $9,661  $18,461   396,867 $ (5,449)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                             Years Ended December 31,
                                              2000     1999     1998
Cash Flows from Operating Activities
  Net income                                $3,288   $3,529   $3,068
  Adjustments to reconcile net income to
  net cash from operating activities
    Depreciation                             4,698    4,557    4,269
    Deferred income taxes                      375      641      (73)
    Investment tax credits                    (117)    (130)    (120)
    Other                                      (46)     133      216
    Gain on sale of non-utility property               (134)
  Effects of changes in
    Receivables                             (3,213)    (261)    (158)
    Inventories and prepayments               (549)    (260)     253
    Accounts payable and accruals            6,092      519      547
    Over (under) recovery of fuel costs     (2,208)     446      731
    Area expansion program deferred costs     (576)    (945)    (193)
    Environmental liability                    106     (424)     172
    Other                                   (1,016)    (128)    (257)
     Net cash provided by operating
     activities                              6,834    7,543    8,455


Cash Flows from Investing Activities
  Construction expenditures                (10,543)  (8,177)  (6,952)
  Customer advances for construction           320      313       48
  Other	 1 	256 	(109)
     Proceeds from sale of non-utility property         154
     Net cash used by investing activities (10,222)  (7,454)  (7,013)


Cash Flows from Financing Activities
  Short-term borrowings - net                4,900    4,800      600
  Proceeds from common stock plans             387      331      279
  Dividends paid                            (1,998)  (2,014)  (1,880)
  Purchase of treasury shares                        (3,605)
  Net cash provided (used)
by financing activities                      3,289     (488)  (1,001)


Net Increase (Decrease) in Cash                (99)    (399)     441

Cash at Beginning of Year                      165      564      123
Cash at End of Year                        $    66  $   165  $   564


Supplemental Cash Flow Information
  Cash was paid during the years as follows:
   Interest                                $ 3,399  $ 2,792  $ 2,513
   Income Taxes                            $ 1,958  $ 1,188  $ 1,729

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

The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 - "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. As a result, a regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate making process, there will be a corresponding increase or decrease in revenues. Accordingly, the Company has recognized certain regulatory assets and regulatory liabilities in the consolidated balance sheets. The Company believes that the FPSC will continue to allow the Company to recover such items through its rates. A summary of such items are as follows (in thousands):

                                                 2000    1999
Assets
 Deferred development costs                    $3,050  $2,179
 Under recovery of fuel costs                     903
 Unamortized debt reacquisition costs             325     347
   Total                                       $4,278  $2,526


Liabilities
  Regulatory tax liabilities                    1,653   1,818
  Environmental liability                       5,306   5,200
  Storm damage                                  1,595   1,260
  Over recovery of fuel costs                           1,305
    Total                                      $8,554  $9,583

Deferred development costs and unamortized debt reacquisition costs are included in deferred charges in the consolidated balance sheets.

The Company has agreed with the FPSC staff to limit its earned return on equity for its regulated electric and natural gas operations. The disposition of any excess earnings is left to the discretion of the FPSC, with alternatives including a refund to customers, additional contributions to storm damage reserves, or the reduction of any depreciation reserve deficiency. Excess earnings for 1997, 1998 and 1999 at one of the Company's electric divisions were ordered by the FPSC to be added to that division's storm damage reserve. The Company believes it has adequately reserved for 2000 excess earnings.

The Company filed for a rate increase in its water rates with the FPSC in 1999. The process was recently completed and final rates are expected to increase revenues $381,000 annually effective April 1, 2000.

Various states, other than Florida, have enacted or are considering enacting legislation or other initiatives that would provide utility customers with the ability to choose their supplier. The FPSC has issued an order that will allow any commercial natural gas customer to choose their supplier. Our customers who choose to elect a different supplier will be able to do so late summer. The Company's operating results will not be affected as the Company realizes the same operating margin regardless of whether the customer purchases the gas from us or uses our system to transport the gas.

Revenues The Company records utility revenues as service is provided and bills its customers monthly on a cycle billing basis. Accordingly, at the end of each month, the Company accrues for estimated unbilled revenues.

The rates of the Company include base revenues, fuel adjustment charges and the pass-through of certain governmental imposed taxes based on revenues. The base revenues are determined by the FPSC and remain constant until a request for an increase in such rates is filed and approved by the FPSC. From the FPSC perspective, the Company operates four distinct "entities", i.e., Marianna electric, Fernandina Beach electric, Fernandina Beach water, and natural gas, consisting of Palm Beach County, and the Sanford and DeLand area in Central Florida. Thus, for the Company to recover through rate relief the effects of inflation and construction expenditures for all such "entities", a request for an increase in base revenues would require the filing of four separate rate cases. The FPSC allows for an annual automatic rate increase for water operations through the use of a price index. Fuel adjustment charges are estimated for customer billing purposes and any under/over-recovery difference between the incurred cost of fuel and estimated amounts billed to customers is deferred for future recovery or refund and either charged or credited to customers. Interest accrues on such under/over-recoveries and is included in the subsequent adjustment.

Consolidation The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Flo-Gas Corporation. All significant intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the prior years' financial statements and other financial information contained herein to conform with the 2000 presentation.

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

Income Taxes Deferred income taxes are provided on all significant temporary differences between the financial statements and tax basis of assets and liabilities at currently enacted tax rates. Investment tax credits have been deferred and are amortized based upon the average useful life of the related property in accordance with the rate treatment.

Use of Estimates Inherent in the accounting process is the use of estimates when preparing financial statements in accordance with generally accepted accounting principles. Actual results could differ from these estimates.
The Company has usedestimates in the preparation of its financial statements including the accrual for uninsured liability claims. The Company is self-insured for the first $250,000 of each liability claim and therefore accrues for estimated losses occurring from both asserted and unasserted claims. The estimate for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The Company's portion of liability claims incurred for the fifteen year period ended in 2000 averaged approximately $65,000 per year and the accrual for such claims was approximately $787,000 at December 31, 2000. The Company believes that its accrual for potential liability claims is adequate.

Notes Payable

The Company has a line of credit agreement with its primary bank providing for a $20,000,000 loan with interest at LIBOR plus fifty basis points. $19,000,000 of such loan is available for general corporate purposes with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division. The interest rates at December 31, 2000 and 1999 were approximately 7.1% and 6.3%, respectively.

Capitalization

Common Stock Split In July 1998, the Company effected a two-for-one stock split in the form of a stock dividend and, accordingly, transferred from paid-in capital to common stock, an amount equal to the aggregate par value of the additional shares. All per share data included herein have been retroactively restated to reflect the stock split.

Common Shares Reserved The Company has reserved 101,028 common shares for issuance under the Dividend Reinvestment Plan and 33,984 common shares for issuance under the Employee Stock Purchase Plan.

Dividend Restriction The Indenture of Mortgage and Deed of Trust and supplements thereto provide for restriction of the payment of cash dividends. At December 31, 2000 approximately $5,200,000 of retained earnings were free of such restriction.

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

Business segment information for 2000, 1999 and 1998 is summarized as follows (in thousands):

                           Regulated                    Non-Regulated
                       Gas  Electric  Water Common  Propane Gas Consolidated
2000
Revenues           $38,270   $39,304 $2,805              $4,380      $84,759
Operating profit     3,789     3,016    932                 264        8,001
Identifiable assets 42,564    36,911  9,038 $14,427       5,648      108,588
Depreciation         2,027     1,969    282     136         284        4,698
Construction
 expenditures         3,300     3,015  2,100   1,371         757       10,543
Income tax expense      728       475    244     155          26        1,628

1999
Revenues            $30,287   $37,544 $2,401              $3,866      $74,098
Operating profit      3,493     3,173    739                 393        7,798
Identifiable assets  38,355    35,384  7,199  $10,606      4,999       96,543
Depreciation          1,998     1,863    260      133        303        4,557
Construction
 expenditures         3,337     2,774  1,462      220        384        8,177
Income tax expense      729       621    191      209         87        1,837

1998
Revenues            $29,734   $40,254 $2,161              $4,043      $76,192
Operating profit      3,444     3,213    599                 207        7,463
Identifiable assets  36,870    34,605  5,941   $9,856      5,134       92,406
Depreciation          1,838     1,733    223      135        340        4,269
Construction
 expenditures         3,136     2,585    767      158        306        6,952
Income tax expense      688       715    157       17          8        1,585


Income Taxes

The provision (credit) for income taxes consists of the following (in thousands):
                                             2000    1999    1998
Current payable
  Federal                                  $1,039  $  954  $1,484
  State                                       177     163     277
                                            1,216   1,117   1,761
Deferred
  Federal                                     299     526     (54)
  State                                        75     115     (19)
                                              374     641     (73)
Investment tax credit                        (117)   (130)   (120)
Total - operating                           1,473   1,628   1,568
Included in interest charges
and other-net                                 155     209*     17

Total                                      $1,628  $1,837  $1,585

*Includes income tax of $51 on gain from the sale of non-utility property.

The difference between the effective income tax rate and the statutory federal income tax rate applied to pretax income is accounted for as follows (in thousands):

                                             2000    1999    1998
Federal income tax at
statutory rate                             $1,671  $1,824  $1,582

State income taxes,
net of federal benefit                        166     183     170
Investment tax credit                        (117)   (130)   (120)
Other                                        (92)    (40)    (47)

Total provision for
income taxes                              $1,628  $1,837  $1,585

The tax effects of temporary differences producing accumulated deferred income taxes in the accompanying consolidated balance sheets are as follows (in thousands):

                                                2000    1999
Deferred tax assets
Environmental                                 $1,997  $2,111
Other                                            446     343
  Total deferred tax assets                    2,443   2,454

Deferred tax liabilities
  Utility plant related                        8,654   8,525
  Under recovery of fuel costs                   798     129
  Area expansion program                                 428
  Other                                          428     272
    Total deferred tax liabilities             9,880   9,354

Net deferred income taxes                     $7,437  $6,900


Employee Benefit Plans

Florida Public Utilities Company sponsors a qualified pension plan and post-retirement medical and life benefit plans for its employees. The life plan obligations are insignificant and are not reflected in the following disclosures. In 1998 and 2000, the Company changed the benefit formula to provide for improved pension benefits. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ending December 31, 2000 and 1999, and a statement of the funded status at December 31, 2000 and 1999 (in thousands):

                                         Pension Benefits    Medical Benefits

                                            2000     1999        2000    1999
Reconciliation of Benefit Obligation

Prior year obligation at December 31    $ 21,127 $ 19,279     $ 1,708 $ 1,475
Service cost                                 971      771          88      72
Interest cost                              1,694    1,369         118     109
Participant contributions                      0        0          12      11
Plan amendments                            3,911      259           0       0
Actuarial (gain) loss                       (454)     423          19     121
Benefit payments                          (1,063)    (974)        (69)    (80)
Current year obligation at December 31  $ 26,186 $ 21,127     $ 1,876 $ 1,708

Reconciliation of Fair Value of Plan Assets

Prior year fair value of plan assets at
December 31                             $ 36,385 $ 32,531     $     0 $     0
Actual return on plan assets                (208)   4,828           0       0
Employer contributions                         0        0          57      69
Participant contributions                      0        0          12      11
Benefit payments                          (1,063)    (974)        (69)    (80)
Current year fair value of plan
assets at December 31                   $ 35,114 $ 36,385     $     0  $    0

Funded Status

Funded status at December 31              $8,927  $ 15,258    $(1,876) $(1,708)
Unrecognized transition (asset) obligation     0      (183)       515      558
Unrecognized prior service cost            7,433     4,238          0        0
Unrecognized (gain) loss                 (14,335)  (17,750)       189      170
Net amount recognized                   $  2,025  $  1,563    $(1,172) $  (980)


The following table provides the components of net periodic benefit cost for the Plans for 2000, 1999 and 1998 (in thousands):

                                    Pension Benefits         Medical Benefits
                                  2000    1999    1998    2000    1999    1998

Service cost                    $  972   $ 771 $   764  $   88  $   72  $   73
Interest cost                    1,694   1,369   1,245     118     109      96
Expected return on plan assets  (2,786) (2,171) (1,943)      0       0       0
Amortization of transition
(asset) obligation                (183)   (183)   (183)     43      43      43
Amortization of prior service cost 717     422     401       0       0       0
Amortization of net gain          (876)   (474)   (424)      1       0       0

Net periodic benefit cost       $ (462) $ (266) $ (140) $  250  $   224 $  212


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

The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:
                                       Pension Benefits   Medical Benefits
Weighted-average assumptions
 as of December 31                 2000    1999    1998    2000    1999

 Discount rate-benefit obligation   7.0%    7.0%    7.0%    7.0%    7.0%
 Expected return on plan assets     8.5%    8.5%    8.5%    N/A     N/A
 Rate of compensation increase      5.5%    5.5%    5.5%    N/A     N/A


For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits during 2000 was 7.5% for retirees under 65 and 6.8% for retirees over 65. These rates were assumed to decrease gradually each year to a rate of 5.5% for 2007 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                                  1% Increase        1% Decrease
Effect on total of service
and interest cost components
of net periodic post-retirement
health care benefit cost              $  34,257               $ (29,371)

Effect on the health care
component of the
accumulated post-retirement
benefit obligation                       $ 269,202              $(235,419)

Health Plan The Company is principally self-insured for its employee and retiree medical insurance plan. The Company's health care liability under the plan is limited to $100,000 per individual per year, with a maximum total liability of $1,014,000.

A reserve for future benefit payments for active employees is maintained at a level sufficient to provide for estimated outstanding claims under the plan net of amounts contributed by employees. Net health care benefits paid by the Company for active employees were approximately $509,000, $516,000 and $455,000 for 2000, 1999 and 1998, respectively.

Employee Stock Purchase Plan The Company's Employee Stock Purchase Plan offers common stock at a discount to qualified employees. During 2000, 1999 and 1998, 10,849, 8,193 and 7,230 shares, respectively, were issued under the Plan for aggregate consideration of $165,000, $116,000 and $100,000, respectively.

Dividend Reinvestment Plan During 2000, 1999 and 1998, 12,471, 11,341 and 9,006 shares, respectively, were issued under the Company's Dividend Reinvestment Plan for aggregate consideration of $193,000, $193,000 and $169,000, respectively.

Financial Instruments

The carrying amounts reported in the balance sheets for investments held in escrow for environmental costs, notes payable, taxes accrued and other accrued liabilities approximate fair value. The Company does not enjoy a debt rating and therefore the Company has no reasonable way of estimating the current rate at which similar first mortgage bonds would be made to borrowers with similar debt ratings and maturities. However, the current bonds outstanding were issued in 1988 and 1992 and since that time interest rates have declined, and thus it is reasonable to assume that the fair value of existing first mortgage bonds would be more than their carrying value.

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

West Palm Beach Site The Company is currently conducting a contamination assessment investigation of a parcel of property owned by it in West Palm Beach, Florida. After a preliminary contamination assessment investigation indicated soil and groundwater impacts, the Company entered into a consent order with the FDEP. The consent order requires the Company to delineate the extent of soil and groundwater impacts associated with the prior operation of a gasification plant on the property and requires the Company to remediate soil and groundwater impacts, if necessary. In June 1992 the Company commenced the contamination assessment investigation. The original contamination assessment report ("CAR") was submitted to FDEP in December 1995, and a CAR addendum was submitted to FDEP in April 2000. A Supplemental CAR Addendum is proposed to be submitted to FDEP in April 2001, in response to FDEP comments to the CAR Addendum. Prior to the completion of this work, and review of same by FDEP, it is not possible to determine to an acceptable degree of certainty the complete extent or cost of remedial action, if any, which may be required. However, a revised preliminary estimate from the Company's environmental consultant projected that total contamination assessment and remediation costs for this site may reach approximately $4,354,000. Until the FDEP concludes that the contamination assessment investigation is complete, it is not possible to determine the scope or cost of remediation. A portion of the on-site impacts have been determined to be eligible for reimbursement from a state fund and the FDEP has determined that a portion of the work conducted off-site may be eligible for reimbursement under state law.

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

Thereafter, in cooperation with four former owners and operators of the gasification plant, the Company participated in the funding of an initial contamination assessment investigation, the results of which are set forth in a Contamination Assessment Report delivered to FDEP on February 4, 1994. On July 11, 1997, EPA notified the Company of its potential liability under applicable federal laws for assessment and remediation of the site. Similar notices were sent by EPA to four former owners and operators of the site.
On or about March 25, 1998, the Company and the four former owners and operators (collectively, the "Group") and the EPA executed an Administrative Order on Consent ("AOC") that obligates the Group to implement a Remedial Investigation/Feasibility Study ("RI/FS") task. The Group also entered into a Participation Agreement and an Escrow Agreement on or about April 13, 1998. These agreements govern the manner and means by which all parties will satisfy their respective obligations under the AOC. On or about April 13, 1998, the Group also entered into agreements (collectively, the "RI/FS Agreement") with two environmental consulting entities, to undertake RI/FS and associated risk assessment activities called for under the terms of the AOC. The total combined budget for the consultants' services was approximately $775,000.
The Company agreed to pay approximately 13.7% of the cost for the RI/FS.
Field work for the RI/FS was initiated in 1998. A final RI report was submitted to EPA in July 1999. The Group also submitted a Baseline Risk Assessment (BRA) to EPA in January 2000. On March 13, 2000 EPA notified the Group of EPA's preliminary choice of a remedy associated with the impacted
soils at the site ("Operable Unit (OU) 1 Remedy").    After the completion of
a public comment period, EPA issued a record of decision ("ROD") approving the
final OU 1 Remedy, effective July 5, 2000.   The preliminary estimate from the
Group's environmental consultant for the OU1 Remedy approved by EPA is approximately $5,600,000. On August 1, 2000, the Company executed an agreement with other members of the Group that provides that the Company's share of costs for the OU1 Remedy is 10.5%.

On December 21, 2000, EPA tentatively approved the FS for the groundwater impacts at the Site ("OU 2 Remedy"). The public comment period for the groundwater remedy proposed by EPA ends in February 2001. Thereafter, EPA will issue a ROD approving a final OU 2 Remedy. Prior to EPA's issuance of the ROD, we are unable to conclusively determine the appropriate groundwater remedy for the site, or what the Company's share of the cost of that remedy would be. However, the preliminary estimate from the Group's environmental consultant for the groundwater remedy proposed by EPA is approximately $320,000. It is anticipated that the Company's share of these costs will not exceed 10.5% of the total costs.

Following issuance of the ROD for the OU2 Remedy, the Group will be required to evaluate an appropriate remedy for sediments. At this time, we are unable to project costs for such an evaluation or for implementation of a sediment remedy, if necessary.

Insurance Claims and Rate Relief The Company notified its insurance carriers of environmental impacts detected at the former manufactured gas plant (MGP) sites discussed above. As a result of negotiations with the Company's major insurance carriers that concluded in 1997, such carriers agreed to pay settlement proceeds totaling approximately $4,300,000 for certain environmental costs. Most recently, in September 1999, certain British based insurers agreed to settle claims in the approximate total amount of $7,600. Since 1991, the FPSC has also allowed the Company to recover through rate relief environmental expenses of $2,356,000 at the rate of approximately $240,000 per year; such recovery will end in February 2001.

The Company believes that all future contamination assessment and remedial costs, legal fees and other related costs will not be in excess of the rate relief granted the Company and insurance settlement proceeds received.

Commitments

To ensure a reliable supply of power and natural gas at competitive prices, the Company has entered into long-term purchase and transportation contracts with various suppliers and producers which expire at various dates through 2015. Purchase prices under these contracts are determined by formulas either based on market prices or at fixed prices. At December 31, 2000, the Company has firm purchase and transportation commitments adequate to supply its expected future sales requirements. The Company is committed to pay demand or similar fixed charges of approximately $5,565,000 during 2001 related to these agreements. Substantially all costs incurred under these agreements are recoverable from customers through fuel adjustment clause mechanisms.

Financial Accounting Standard No. 133

Effective January 1, 2001, the Company adopted Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The effects of applying SFAS Nos. 133 and 138 were not material to the Company's financial statements.

Quarterly Financial Data (Unaudited)

The quarterly financial data presented below reflects the influence of, among other things, seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to Central and Southern Florida during the winter season (in thousands, except per share amounts):


                                   FIRST   SECOND    THIRD   FOURTH
                                 QUARTER  QUARTER  QUARTER  QUARTER

2000
Revenues                         $21,468  $19,539  $20,182  $23,570
Operating margin                   8,621    7,301    7,223    7,998
Operating profit - pretax          2,928    1,590    1,485    1,998
Net income                         1,413      539      480      856
Earnings per share                   .50      .19      .17      .30

1999
Revenues                         $19,507  $17,389  $18,467  $18,735
Operating margin                   8,039    6,939    6,965    7,399
Operating profit - pretax          2,888    1,665    1,506    1,739
Net income                         1,451      736 1    550      792
Earnings per share                   .48      .24 1    .18      .27

1Includes a gain after income taxes from the sale of non-utility real propertyof $83, $0.03 per share.


INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of Florida Public Utilities Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Florida Public Utilities Company and its wholly owned subsidiary, Flo-Gas Corporation, as of December 31, 2000 and 1999, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Public Utilities Company and its wholly owned subsidiary, Flo-Gas Corporation, at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


Certified Public Accountants
West Palm Beach, Florida
February 16, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

	PART III

Item 10.   Directors and Executive Officers of the Registrant

Information concerning directors and nominees of the Registrant is included under the caption "Nominees and Continuing Directors" in the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders and is incorporated by reference herein.

The following table sets forth certain information about the executive officers of the Registrant as of March 9, 2001.


     Name           Age     Position                  Date

John T. English      57     Chief Executive Officer   1998 - Present
                            President                 1997 - Present
                            Chief Operating Officer   1997 - Present

Charles L. Stein     51     Senior Vice President     1997 - Present


Jack R. Brown        66     Corporate Secretary       1988 - Present
                            Vice President            2001 - Present
                            Treasurer                 1988 - 2000

George M. Bachman    41     Chief Financial Officer
                            and Treasurer             2001 - Present
                            Controller                1996 - 2000


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

There were no transactions with management in 2000.


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements
The following consolidated financial statements of Florida Public Utilities Company are included herein and in the Registrant's 2000 Annual Report to Shareholders.
                   Consolidated Statements of Income
                   Consolidated Balance Sheets
                   Consolidated Statements of Capitalization
                   Consolidated Statements of Common Shareholders' Equity Consolidated Statements of Cash Flows
                   Notes to Consolidated Financial Statements
                   Independent Auditors' Report

         2.      Financial Statement Schedules

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

         3.      Exhibits

                 See exhibit index following signatures.

(b)	Reports on Form 8-K.

There were no reports on Form 8-K filed for the quarter ending December 31, 2000.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY


By       /s/ Jack R. Brown                           Date:  March 19, 2001
         Jack R. Brown, Vice President
         (Duly Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         /s/ John T. English                         Date:  March 19, 2001
         John T. English
         President, Chief Executive Officer, Chief Operating Officer and
         Director

         /s/ Franklin C. Cressman                    Date:  March 19, 2001
         Franklin C. Cressman
         Director

         /s/ E. James Carr, Jr.                      Date:  March 19, 2001
         E. James Carr, Jr.
         Director

         /s/ Daniel Downey                           Date:  March 19, 2001
         Daniel Downey
         Director

         /s/ Richard C. Hitchins                     Date:  March 19, 2001
         Richard C. Hitchins
         Director

         /s/ Gordon O. Jerauld                       Date:  March 19, 2001
         Gordon O. Jerauld
         Director

         /s/ Paul L. Maddock, Jr.                    Date:  March 19, 2001
         Paul L. Maddock, Jr.
         Director

         /s/ Rudy E. Schupp                          Date:  March 19, 2001
         Rudy E. Schupp
         Director


                 	FLORIDA PUBLIC UTILITIES COMPANY

        EXHIBIT INDEX

        (a)     Exhibits
Regulation S-K
Item Number
4(a)    -       Indenture of Mortgage and Deed of Trust of the Company dated as of September 1, 1942 (Exhibit 7-A to Registration
                No.2-6087 is hereby incorporated by reference).

4(b)    -       Twelfth Supplemental Indenture dated May 1, 1988 (Exhibit 4 to Form 10-Q for June 1988, File No. 0-1055, is hereby incorporated by reference).

4(c)    -       Thirteenth Supplemental Indenture dated June 1, 1992 (Exhibit
                4 to Form 10-Q for June 1992, File No. 0-1055, is hereby incorporated by reference).

10(d)   -       Second amendment to Second Amended and Restated Credit
                Agreement between Florida Public Utilities Company and
                Sun Bank/South Florida, National Association dated
                April 30, 2000.

10(e)   -       Contract for the transportation of natural gas between Florida
                Public Utilities Company and Florida Gas Transmission Company under Service Agreement for Firm Transportation Service dated
                June 1, 1992 (Exhibit 10-b to Form S-2 for July 1992, File
                No. 0-1055, is hereby incorporated by reference).

10(f)   -       Contract for the transportation of natural gas between Florida
                Public Utilities Company and Florida Gas Transmission Company under interruptible Transportation Service Agreement dated
                February 23, 1990 (Exhibit 10-c to Form S-2, for July 1992,
                File No. 0-1055, is hereby incorporated by reference).

10(g)   -       Contract for the transportation of natural gas between Florida
                Public Utilities Company and the City of Lake Worth dated
                March 25, 1992 (Exhibit 10-f to Form S-2 for July 1992,
                File No. 0-1055, is hereby incorporated by reference).

10(h)   -       Contract for the purchase of electric power between Florida
                Public Utilities Company and Jacksonville Electric Authority dated January 29, 1996.

10(i)   -       Contract for the purchase of electric power between Florida
                Public Utilities Company and Gulf Power Company effective
                November 21, 1996.

10(j)   -       Contract for the purchase of as-available capacity and energy between Florida Public Utilities Company and Container
                Corporation of America dated September 19, 1985
                (Exhibit 10-i to Form S-2 for July 1992, File No. 0-1055, is hereby incorporated by reference).

10(k)   -       Contract for the sale of electric service between Florida
                Public Utilities Company and Container Corporation of America dated August 26, 1982 (Exhibit 10-j to Form S-2 for July 1992,
                File No. 0-1055, is hereby incorporated by reference).

10(l)   -       Contract for the sale of electric service between Florida
                Public Utilities Company and ITT Rayonier Inc. dated
                April 1, 1982 (Exhibit 10-k to Form S-2 for July 1992,
                File No. 0-1055, is hereby incorporated by reference).

10(m)   -       Employment agreement between Florida Public Utilities
                Company and John T. English, effective through May 31, 2003.

10(n)   -       Employment agreements between Florida Public Utilities Company and Charles L. Stein, Jack R. Brown and George M. Bachman, effective through May 31, 2003. Essentially identical to the agreement in Item 10(m) above.

10(o)   -       Form of Stock Purchase and Sale Agreement between Florida
                Public Utilities Company and three persons who, upon termination of two trusts, will become the record and beneficial owners of an aggregate of 313,554 common shares of the Registrant (Exhibit 10-p to Form S-2 for July 1992,
                File No. 0-1055, is hereby incorporated by reference).

13. Quarterly report of Form 10-Q for the three months ended September 30, 2000 (Form 10-Q for September 2000, File No. 0-1055, is hereby incorporated by reference).

21.             Subsidiary of the registrant

23.             Independent auditors' consent


EXHIBIT 10(d)                    SECOND AMENDMENT TO
                   SECOND AMENDED AND RESTATED CREDIT AGREEMENT

THIS AGREEMENT (the "Agreement") is made and executed effective as of the 30th day of June, 2000 by and among FLORIDA PUBLIC UTILITIES COMPANY, a Florida corporation ("Borrower"); FLO-GAS CORPORATION, a Florida corporation ("Guarantor"); and SUNTRUST BANK (f/k/a SunTrust Bank, South Florida, N.A.
and Sun Bank/South Florida, National Association) ("Lender").

                                    Recitals:

WHEREAS, Borrower and Lender are parties to a Second Amended and Restated Credit Agreement dated as of July 29, 1994 (including the credit agreements amended and restated thereby, the "Original Credit Agreement"), pursuant to the terms and conditions of which Lender made and makes revolving line of credit Loans to Borrower in a principal amount not to exceed at any time outstanding of FIFTEEN MILLION and 00/100 DOLLARS ($15,000,000.00), which Loans are also evidenced by a Master Revolving Promissory Note dated
July 14, 1994 from Borrower to Lender in the principal amount of FIFTEEN MILLION and 00/100 DOLLARS ($15,000,000.00) (including the promissory notes amended and restated thereby, the "Note");

WHEREAS, Guarantor absolutely and unconditionally guaranteed the repayment of the Loans and the payment and performance of all other indebtedness, obligations and liabilities of Borrower under the Original Credit Agreement and Notes pursuant to its First Amended and Restated Guaranty Agreement dated July 29, 1994 (including the guaranty agreements amended and restated thereby, the "Guaranty");

WHEREAS, pursuant to the terms of a First Amendment to Second Amended and Restated Credit Agreement dated as of April 30, 1997 (the "First Amendment"), Borrower and Lender extended the maturity date of the Loans and the Commitment of Lender to make the Loans from April 30, 1997 to April 30, 2000;

WHEREAS, Borrower and Guarantor have requested that Lender increase the Commitment to make the Loans from a principal amount not to exceed at any time outstanding of FIFTEEN MILLION and 00/100 DOLLARS ($15,000,000.00) to a principal amount not to exceed at anytime outstanding of TWENTY MILLION and 00/100 DOLLARS ($20,000,000.00), and extend the maturity date of the Loans and the Commitment to make the Loans, as so increased, from April 30, 2000 to April 30, 2003, and Lender has agreed to do so, subject to the terms and conditions set forth in this Agreement;

                           W I T N E S S E T H:

NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Lender, Borrower, and Guarantor do hereby covenant and agree as follows:

1. 	Recitals are True and Correct; and Defined Terms.

        (A) Recitals True and Correct The foregoing recitals are true, correct and form a part of this Agreement.

(B) Defined Terms. Any capitalized terms not defined in the foregoing recitals or in any other part of this Agreement shall have the meaning set forth in the Original Credit Agreement. In addition to terms defined elsewhere within this Agreement, the following terms shall have the following respective meanings.

(i) "Additional Loan Documents" shall mean this Agreement and all documents and instruments executed and delivered by Borrower or Guarantor pursuant to or in connection with this Agreement.

(ii) "Credit Agreement" shall mean the Original Credit Agreement, as amended by the First Amendment and this Agreement.

(iii) "Existing Loan Documents" shall mean the Original Credit Agreement, Note, Guaranty, First Amendment and all other documents and instruments heretofore executed and delivered by Borrower or Guarantor to evidence or secure any obligations.

(iv) "Loan" or "Loans" shall mean the revolving line of credit Loans identified in the Original Credit Agreement, as increased, consolidated, renewed and otherwise modified pursuant to this Agreement.

(v) "Loan Documents" shall mean any and all documents and instruments evidencing or securing any Obligations, including the Existing Loan Documents and the Additional Loan Documents.

(vi) "Obligations" shall mean the payment of the principal, interest and other indebtedness and liabilities associated with the Loans and the payment and performance of all other obligations, liabilities and indebtedness of Borrower to Lender now existing or hereafter arising under the Loan Documents.

2.	The Increase, Consolidation, Renewal and Modification of the Loans.

(A) The Increase of the Loans. The Commitment to make the Loans is hereby increased from a principal amount not to exceed at anytime outstanding of FIFTEEN MILLION and 00/100 DOLLARS ($15,000,000.00) to a principal amount not to exceed at any time outstanding of TWENTY MILLION and 00/100 DOLLARS ($20,000,000.00). Loans now outstanding shall be payable, and Loans made hereafter shall be disbursed and payable, in accordance with terms and conditions of the Credit Agreement and other Loan Documents.

(B) The Consolidated Note. To evidence the Loans, Borrower shall execute and deliver to Lender a consolidated renewal promissory note, of even date with this Agreement, in the principal amount of TWENTY MILLION and 00/100 DOLLARS ($20,000,000.00) (the "Consolidated Renewal Note"). The Consolidated Renewal Note shall be executed and delivered in form and substance satisfactory to Lender, and shall provide,inter alia, that all unpaid Obligations shall be due and payable to Lender in full on April 30, 2003, unless sooner payable in accordance with any of the Loan Documents. Each disbursement of principal under the Consolidated Renewal Note shall constitute a Loan pursuant to the Credit Agreement. Once executed and delivered by the Borrower to the Lender, the Consolidated Renewal Note shall incorporate, increase, consolidate, amend and renew the obligations of the Borrower under the Note; however, the Lender shall retain the Note and the Consolidated Renewal Note until all of the obligations are satisfied in full.

(C) Termination Date. The "Termination Date" defined in Section 1.01 of the Original Credit Agreement, and the maturity date of the Loans and Obligations, is hereby amended and restated to mean April 30, 2003.

(D) Commitment Amount. Any reference in Section 2.12 or 3.01 of the Original Credit Agreement or in the Guaranty to the Commitment being in an aggregate principal amount not to exceed at any time outstanding FIFTEEN MILLION and 00/100 DOLLARS ($15,000,000.00) is hereby amended to mean an aggregate principal amount not to exceed at any time outstanding of TWENTY MILLION and 00/100 DOLLARS ($20,000,000.00).

(E) Other References. After the date that the Consolidated Renewal Note is executed and delivered to Lender, (i) any reference in Section 2.12, 3.01 or 6.02(c) of the Original Credit Agreement, and any reference in the Guaranty, to $15,000,000.00 shall mean $20,000,000.00, (ii) any reference in the
Original Credit Agreement or Guaranty to the Note, Notes or Consolidation Note shall include the Consolidated Renewal Note, and (iii) any reference in the Original Credit Agreement or Guaranty to Loan or Loans shall mean the Loans as defined in this Agreement.

3.	Joint and Several Obligations; and No Defenses.

(A) Joint and Several Obligations. All Obligations, including, but not limited to the obligation to pay the indebtedness associated with the Loans as provided in the Credit Agreement and Consolidated Renewal Note, shall be and remain the binding, valid and enforceable obligation of the Borrower (under the Credit Agreement and Consolidated Renewal Note) and Guarantor (under the Guaranty), jointly and severally.

(B) No Defenses. There is no defense or right of offset against any Obligations of the Borrower or Guarantor to the Lender, including, but not limited to, any obligation under the Note, Consolidated Renewal Note, Credit Agreement or Guaranty.

4. This Agreement is Subject to Satisfaction of Conditions Precedent. The covenants and agreements of Lender contained in this Agreement, including, but not limited to, Lender's obligation to increase, modify and renew the Loans in accordance with this Agreement, are contingent upon and subject to each of the following conditions being satisfied as of the time Borrower executes this Agreement, or at such other time as Lender may permit in its sole and absolute discretion:

          (A) Delivery of Additional Loan Documents. The Borrower having delivered to Lender, and in form and substance satisfactory to Lender:

              (i)  the Consolidated Renewal Note executed by Borrower;

              (ii) such resolutions, affidavits, certificates and other documents as Lender may reasonably require to evidence the capacity, power and authority to execute, deliver and perform the Additional Loan Documents; and

              (iii) such other documents, instruments, certificates and further assurances as the Lender may reasonably require.

          (B) No Default. No Event of Default, and no event which could ripen into an Event of Default with the passage of time or giving of notice or both, shall have occurred under this Agreement or any of the other Loan Documents.

5. Ratification of Guaranty and Obligations; Waiver of Claims and Defenses of Borrower and Guarantor.

          (A) Ratification of Guaranty and Obligations. Each of the parties hereto covenant, warrant and agree that: (i) the Guaranty shall secure all Obligations (including, without limitation the repayment of all Loans), as increased, consolidated, renewed and otherwise modified pursuant to this Agreement; and (ii) all Obligations remain and shall continue to remain valid, binding and effective against Borrower (under the Credit Agreement and Consolidated Renewal Note) and Guarantor (under the Guaranty), this Agreement being an affirmation and ratification thereof.

          (B) Waiver of Claims and Defenses. The Borrower and Guarantor hereby waive, and release, acquit, satisfy, and forever discharge Lender and its affiliates and their respective officers, directors, employees, agents, attorneys and other representatives (collectively, "Released Parties") from any and all claims, counterclaims, defenses, actions, causes of action, suits, controversies, agreements, promises, and demands whatsoever in law or in equity which the Borrower or Guarantor ever had, now has, or which any heir, legal representative, successor, or assign of any of them can, shall or may have against the Released Parties or any of them for, upon or by reason of any matter, cause or thing whatsoever from the beginning of time to the date hereof, including, but not limited to, with respect to any matter, cause or thing relating to the Loans or any Loan Documents.

6. 	Default.

          (A) Events of Default. The Credit Agreement, Consolidated Renewal Note and all other Loan Documents shall all be in default (in any case, an "Event of Default") (i) if Borrower or Guarantor shall be in default under or fail to perform any agreement, covenant, condition, obligation or undertaking, or breach any warranty or representation, contained in this Agreement, or any of the other Additional Loan Documents, or (ii) if any of the other Loan Documents shall be in default in accordance with the terms thereof.

          (B) Remedies. Upon the occurrence of any Event of Default, each of the Loan Documents and all Obligations shall be in default and, at the option of Lender, all Loan indebtedness, and all other Obligations, shall become immediately due and payable without notice or demand, both of which are hereby waived, and the Lender shall thereupon be entitled, authorized and empowered to exercise any and all rights and remedies available under the Loan Documents, at law or in equity, including, but not limited to, its right to collect the Loan indebtedness and other Obligations from Borrower under the Consolidated Renewal Note and from Guarantor under the Guaranty.

7. Borrower and Guarantor Responsible for Payment of All Costs. The Borrower and Guarantor jointly and severally promise to pay when due or demanded by Lender all costs now or hereafter due or incurred in connection with the Loans or this Agreement, including, but not limited to, any and all documentary stamp, intangible personal property and other taxes of every kind or nature (except income taxes of Lender), and all reasonable attorneys' fees incurred by Lender, andany costs of collection of any of the foregoing. Borrower and Guarantor shall jointly and severally indemnify Lender against and hold Lender harmless from any and all loss, damage or expense (including, but not limited to, reasonable attorneys' fees and, in the case of any taxes, interest and penalties) Lender may incur or sustain in connection with any and all of the foregoing. The provisions of this Section shall survive the repayment of the Loans and the satisfaction, discharge and release of any Loan Documents.

8. Successors and Assigns. This Agreement shall bind and inure to the benefit of the parties hereto and their respective heirs, legal representatives, successors and assigns.

9. Captions. All captions or headings contained in this Agreement are provided for convenience and ease of reference only, and are in no way intended to, nor shall they, form a part of or limit, restrict or define the scope or content of this Agreement.

10. Governing Law. This Agreement shall be governed by and construed according to the laws of the State of Florida.

11. Existing Loan Documents Remain Effective Except as Modified Hereby. This Agreement, the Consolidated Renewal Note, and the other Additional Loan Documents amend and modify the Existing Loan Documents to the extent that any of the Existing Loan Documents are directly inconsistent with the Additional Loan Documents. To the extent not directly inconsistent with the Additional Loan Documents, all of the covenants, agreements, and other provisions of the Existing Loan Documents shall remain unaltered and in full force and effect, and all representations and warranties contained in the Existing Loan Documents are hereby ratified and reaffirmed as true, accurate and complete and as if made on the date hereof.

12. Counterparts. This Agreement may be executed and delivered in any number of counterparts, each of which, when so executed and delivered, shall be and constitute an original and one and the same document.

13. Modification Must be in Writing. This Agreement may not be changed or terminated, except in a writing signed by Lender and Borrower.

14. Time is of the Essence. Time is of the essence as to all obligations of Borrower or Guarantor under the Additional Loan Documents.

15. WAIVER OF JURY TRIAL. EACH OF THE UNDERSIGNED HEREBY KNOWINGLY, VOLUNTARILY, AND INTENTIONALLY WAIVE THE RIGHT WHICH ANY OF THE UNDERSIGNED MAY HAVE TO A TRIAL BY JURY WITH RESPECT TO ANY LITIGATION BETWEEN ANY PARTIES HERETO, INCLUDING, BUT NOT LIMITED TO, WITH RESPECT TO ANY AND ALL CAUSE OR CAUSES OF ACTION, DEFENSES, COUNTERCLAIMS, CROSSCLAIMS, THIRD PARTY CLAIMS, AND INTERVENOR'S CLAIMS, REGARDLESS OF THE CAUSE OR CAUSES OF ACTION, DEFENSES OR COUNTERCLAIMS ALLEGED OR THE RELIEF SOUGHT BY ANY PARTY, ALL TO THE EXTENT BASED ON OR ARISING OUT OF OR IN CONNECTION WITH ANY LOANS, OR THIS
AGREEMENT, OR THE CONSOLIDATED RENEWAL NOTE, GUARANTY OR ANY OF THE OTHER LOAN DOCUMENTS, WHETHER PERTAINING TO ANY ALLEGED CONDUCT OR COURSE OF CONDUCT, DEALING OR COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF ANY PARTIES HERETO, OR OTHERWISE.

IN WITNESS WHEREOF, the Lender, Borrower, and Guarantor have executed this Agreement as of the date first written above.

LENDER:

SUNTRUSTBANK
By: /s/ Jeffrey S. Wolfe, Vice President

Witness Name: /s/ Susan C. Pelcher

Witness Name: /s/ Leticia R. Morgan

STATE OF Georgia

COUNTY OF Fulton


The foregoing instrument was acknowledged before me this 28th day of June, 2000 by Jeffrey S. Wolfe, Vice President of SunTrust Bank, on behalf of the bank.

Personally known X or produced identification

Type of Identification Produced:__________________________________________



NOTARY PUBLIC /s/ Susan C. Pilcher
State of Georgia at Large
Name Susan C. Pilcher
Commission No. Notary Public, Paulding County Georgia
               My Commission Expires Sept. 16, 2000


BORROWER:

FLORIDA PUBLIC UTILITIES COMPANY, a Florida corporation

By: /s/ Jack Brown
Name: Jack Brown
Title: Treasurer

Witness Name: /s/ Susan C. Pilcher

Witness Name:n /s/ Jeffrey S. Wolfe

STATE OF Georgia
COUNTY OF Fulton

The foregoing instrument was acknowledged before me this 28th day of June, 2000 by Jack Brown,as Treasurer of Florida Public Utilities Company, a Florida corporation, on behalf of the corporation.

Personally known X or produced identification

Type of Identification Produced:

NOTARY PUBLIC

State of Georgia at Large
Name: Susan C. Pilcher

Commission No.:	Notary Public, Paulding County, Georgia
                My Commission Expires Sept. 16, 2000

GUARANTOR:
FLO-GAS CORPORATION, a Florida corporation
By: /s/ Jack Brown
Name: Jack Brown
Title: Treasurer

Witness Name: /s/ Susan C. Pilcher

STATE OF Georgia

COUNTY OF Fulton

The foregoing instrument was acknowledged before me this 28th day of June, 2000 by Jack Brown, as Treasurer of Flo-Gas Corporation, a Florida corporation, on behalf of the corporation.

Personally known X or produced identification

Type of Identification Produced:

NOTARY PUBLIC /s/ Susan C. Pilcher
State of Georgia at Large
Name: Susan C. Pilcher

Commission No.:     Notary Public Paulding County Georgia
                    My Commission Expires Sept. 16, 2000


EXHIBIT 10(h)
CONFIDENTIAL
Execution Copy
1/23/96

ELECTRIC SERVICE CONTRACT

THIS CONTRACT, entered into as of January 29. 1996 between the JACKSONVILLE ELECTRIC AUTHORITY, a body politic and corporate existing under the laws of the State of Florida, hereinafter called the Authority, and the FLORIDA PUBLIC UTILITIES COMPANY, a Florida Corporation hereinafter called the Company.

WITNESSETH, that the parties hereto do mutually agree as follows:

Section 1. Scope of Contract

Subject to the terms and conditions hereinafter set forth, the Authority shall sell and deliver to the Company and the Company shall purchase and receive from the Authority its full requirements for electric energy required by the Company herein described except that which may be generated by the Company in cases of emergency with its owned generation or which may be received from a cogenerator or small power producer which the Company is legally obligated to accept under the rules of any agency having such jurisdiction. The Company shall not purchase electric energy elsewhere without the written consent of the. Authority unless the Authority fails to furnish energy.

Section 2 Term and Termination of Contract

This Contract shall be effective upon the date above written. Electric Service under this Contract shall commence on January 1, 1998 and end December 31, 2007. Notwithstanding the previous sentence, either party may terminate this Contract upon three (3) years advance written notice. The earliest date that such termination notice may be given is December 31, 1999.

Section 3. Rates

For electric service purchased by the Company pursuant to this Contract, the following rates shall apply:

I. CUSTOMER CHARGE:

For the billing period commencing January 1, 1998 through December 31, 2007:

			***

II. DEMAND CHARGE:

For the billing period commencing January 1, 1998 through December 31, 2007:

			***

III. ENERGY CHARGE:

        A. For the billing period commencing January 1, 1998 through December 31, 1998:

        B. For the billing period commencing January 1, 1999 through December 31, 2007:

                        ***

IV. OPTIONAL INCENTIVE RATES:

In addition, the Authority may offer to the Company incentive rate pricing for new and additional customer loads. Such rates shall serve as an incentive for existing customers to purchase greater than normal amounts of power and as a means to attract new retail customers to the Company's service territory. Each such offering shall be on a case basis and upon the mutual agreement of the Authority and the Company.

*** Not included due to confidentiality.

Section 4. Payments

Payments for the service rendered hereunder to the service location shall be made monthly on submission of a bill containing a statement of meter readings at the beginning of the billing period, end of the billing period, meter constants, energy consumption and demand, and such other pertinent data as shall be required, and shall be paid at the office of the Tax Collector, in the City of Jacksonville, Florida, within ten (10) days of the date thereof or by the 20th calendar day of that month, whichever is later. Late payments shall accrue interest on a daily basis at JEA's then current late charge rate pursuant to JEA's Policies and Procedures.

Section 5. Company and Authority Facilities

The Company shall, at its own risk and expense, furnish, install and maintain all necessary apparatus for utilizing the energy to be supplied hereunder, such as transformers, switchboards, circuit breakers, safety devices, wiring, etc., and said installation shall be of such character as will not introduce disturbances on the Authority's lines, and the apparatus shall be selected and used so as to secure the highest practicable power factor.

The Authority shall have the right of general supervision over all apparatus connected to its circuits, and the manner of operation of such apparatus in the interest of the proper operation of the Authority system as a whole and the continuity of service to all its customers. The Authority reserves the right to review the operation and interconnection scheme of any generating customer of the Company which may engage in parallel operation with the Company's electrical system. The Authority may refuse to make connections, or to commence or to continue to give service unless the installation and apparatus and operation, of the preceding shall meet with its approval, and approval of any municipal or other agents having lawful jurisdiction. The Company agrees to abide by any reasonable regulations which may be established by the Authority for the operation of the apparatus connected by the Company to the Authority's lines.

The Company shall provide, when needed, a suitable place or building for properly housing the meters and other service equipment of the Authority, all in accordance with plans and specifications furnished by the Authority.

The Authority shall provide, install and maintain the necessary watt-hour meter and its accessories of a standard manufacture for the measurement of demand and energy consumed under this Contract.

Section 6. Service Location

The electric energy to be furnished by the Authority under this contract shall be delivered to the Company from the Nassau Substation which is located in
Section 43, Township 2 North, Range 27 East, Nassau County, Florida.

Section 7. Service Specifications

	(a) The Authority shall furnish electric service of the following characteristics at the point of delivery:

Phase                   3

Wire                    3

Cycles                  60

Voltage                 138,000

Current                 Alternating

Metering Voltage 	138,000

KVA Capacity            150,000 KVA

        (b) The Company shall use reasonable diligence to take and use electric energy hereunder from each of the phases in such a manner that the total energy shall be divided equally between the three phases.

        (c) The Authority shall use reasonable diligence to furnish all electric energy required by the Company at the service location. The receiving voltage at the point of interconnection shall be maintained by the Authority at 138,000 volts, plus or minus five percent (5%).

	(d) Subject to the mutual agreement with a minimum of a five (5) year commitment following December 31, 2002, JEA agrees to make capital improvements to JEA's Nassau Substation (the Company's meter point) which would provide for two (2) simultaneously operating services to the Company.

Section 8. Measurement of Energy

All electric energy furnished by the Authority hereunder shall be measured at the service location specified in Section 6 of this contract by suitable meter of standard manufacture, to be furnished, installed, maintained, calibrated and read by the Authority at its expense. In the event any meter(s) fails to register, or registers incorrectly the electric energy furnished therethrough during any month, the Authority shall determine the length of the period in such month during which such meter(s) failed to register or registered incorrectly, and the quantity of electric energy delivered during such period utilizing the Company's check metering located at the Company's Stepdown Substation
(adjusted for losses), and an appropriate adjustment based thereon shall be made in the Company's bill solely for such month; provided that in no event shall an adjustment be made for any month unless such meter shall have been tested by the Authority of its own volition or at the written request of the Company within thirty (30) days from and after the date upon which the bill for such month shall have been rendered. Any meter which registers not more than two (2) percent slow or fast shall be deemed correct. No device or connection shall be maintained by the Company at the service location which will prevent any meter from registering correctly the energy used or to be-used.

Section 9. Meter Test

The Authority, at its expense, shall periodically inspect and test the meter(s) installed by it at intervals not exceeding one (1) year. At the written request of the Company, the Authority shall make additional tests of any or all of such meters in the presence of representatives of the Company. The cost of such additional tests shall be borne by the Company if the percentage of error is found to be not more than two (2) percent slow or fast.

Section 10. Change in Load

Whenever possible, reasonable notice shall be given by the Company to the Authority respecting any material changes proposed in the connected load or in the characteristics of such load at the service location.

Section 11. Continuity of Service and consumption

        (a) The Authority shall not be liable to the company hereunder, nor shall the Company be liable to the Authority hereunder by reason of failure of the Authority to deliver or the company to receive electrical energy as the result of fire, strike, riot, explosion, flood, accident, breakdown, acts of God, or the public enemy, prohibition by governmental authority or court decree, or other acts beyond the control of the party affected; it being the intention of each party to relieve the other of the obligation to supply electric energy or to receive and pay for electric energy when as a result of any of the above mentioned causes either party may be unable to deliver or use in whole or in part the electric energy contracted to be delivered or received. Both parties shall be prompt and diligent in using their best efforts to remove and overcome the cause or causes of said interruption, but nothing herein contained shall be construed as permitting the Authority to refuse to deliver or the Company to refuse to receive electric energy after the cause of interruption has been removed.

        (b) The Authority does not guarantee that the supply of electric energy hereunder shall be free from interruption occasioned by any of the causes mentioned in the foregoing paragraph and it is agreed that such interruption shall not constitute a breach of this Contract on the part of the Authority and the Authority shall not be liable to the Company for damages resulting therefrom. In the event of such interruption of service, the Authority will restore the service as soon as it can reasonably do so and will at all times exert the greatest efforts toward the end of supplying as nearly constant service as is reasonable and practicable. In case of impaired or defective service, the Company shall immediately give notice to the nearest office of the Authority by telephone, confirming such notice in writing as soon thereafter as practicable.

Section 12. Access to Service Location

The Company hereby grants to the Authority the right, at all reasonable times, by its duly authorized agents and employees, to enter the premises of the Company for the purpose of inspecting and repairing or removing the property of the Authority, of reading meters, or of performing any work incidental to the supplying of all services hereby contracted for.

Section 13. Liability for Accidents

The electric energy supplied under this Contract is supplied upon the express condition that after it passes the meter equipment of the Authority, it becomes the property of the Company. The Company shall indemnify and save harmless and defend the Authority for loss, damage or injury (including death) to any person or property whatsoever resulting directly or indirectly from the use or misuse or presence of said electric energy on the Company's premises after it passes the point of delivery to the Company, except where such loss, damage or injury shall be shown to have been occasioned by the sole negligence of the Authority, its agents, servants or employees.
In the event of joint negligence on the part of the Company and the Authority, any loss or damages shall be apportioned in accordance with the Uniform Contribution Among Tortfeasors Act (Section 768.31, Florida Statutes) as it exists on the effective date of this Contract.

Section 14. Default

        If the Company defaults in the performance of any obligations under this Contract, the Authority will provide the Company with 30 days written notice to cure such default. If the Company fails to cure such default, the Authority may suspend service, such suspension not to interfere with the enforcement by the Authority of any other legal right or remedy, and at its option the Authority may cancel this Contract in the event of any such default. No delay by the Authority in enforcing any of its rights hereunder shall be deemed a waiver of such rights nor shall a waiver by the Authority of one of the Company's defaults be deemed a waiver of any other or subsequent default.

No dispute with reference to the amount due for electric service hereunder shall excuse the Company from paying when due the amount stated by the Authority to be due, but any amount which the Company may have so paid that is deficient or in excess of the amount actually found upon investigation to be due shall be promptly paid by the Company or the Authority with interest at the same rate indicated in Section 4, above.

Should the uncured default lie in the failure of the Company to make prompt payments of the bills in accordance with Section 4, above, then the Authority shall have the right immediately to discontinue service and this Contract shall, at the election of the Authority, be wholly at an end and the parties shall thereby be severally released from all obligations hereunder, save in the rights of action then already accrued.

Section 15. Transfer of Contract and Assignment of Claim

Neither this Contract nor any interest herein nor any claim arising hereunder shall be transferred or assigned by the Authority or by the Company to any party or parties without the prior written consent of the other party hereto.

Furthermore, in the event of a change in ownership of the Company or of the Company's Fernandina Electric Division, this contract shall become open and the terms and conditions contained herein subject to renegotiation by and between the Authority and the new owner. Said renegotiation requirement shall become effective on the effective-date of the change in ownership and unless said renegotiations are concluded successfully within 90 days following that date, the Contract shall be automatically terminated.

Section 16. Notices

Any notice contemplated by this Contract shall be made in writing and shall be delivered in person or by deposit in the U.S. mail, first class mail, certified receipt requested, to the JACKSONVILLE ELECTRIC AUTHORITY, 21 W. Church Street, Jacksonville, Florida 32202, ATTENTION: Managing Director in the case of the Authority; and to FLORIDA PUBLIC UTILITIES COMPANY,P.0. Box 3395, West Palm Beach,
Florida 33402-3395, ATTENTION: President as to the Company.
The designation of the person to be notified or the address of such person may be changed at any time by similar notice.

Section 17. Successors and Assigns

This Contract shall be binding upon the successors or legal assigns of either of the parties hereto.

Section 18. sole Agreement

This Contract supersedes, as of the effective date hereof, all previous contracts or representations, whether written or oral, heretofore in effect by the Authority and the Company with respect to matters herein contained, and constitutes the sole agreement by the parties hereto concerning these matters.

IN WITNESS WHEREOF, THE JACKSONVILLE ELECTRIC AUTHORITY, and THE FLORIDA PUBLIC UTILITIES COMPANY, a Florida corporation, have caused this Contract to be executed and attested by their duly authorized officer on the day and date first above written.

ATTEST:
JACKSONVILLE ELECTRIC

/s/ Signature on file	(SEAL)		By /s/ Signature on file
Administrative Assistant                Managing Director

Form Approved:


/s/ Signature on file
Assistant Counsel

ATTEST
THE FLORIDA PUBLIC UTILITIES CO.
a Florida Corporation
/s/ Jack R. Brown
Secretary
sercon99.doc

By:
/s/ F.C. Cressman
President

(SEAL)


EXHIBIT 10(i)
CONFIDENTIAL
               SERVICE AGREEMENT UNDER SOUTHERN COMPANIES,
                   FEDERAL ENERGY REGULATORY COMMISSION
                       ELECTRIC TARIFF VOLUME NO.4
                        MARKET-BASED RATE TARIFF

THIS SERVICE AGREEMENT is entered into as Of November 21, 1996, by and among Gulf Power Company (the "Company"), Southern Company Services, Inc. ("SCS"), as agent for the Company, and Florida Public Utilities Company, on behalf of its Marianna division ("FPUC"). The Company, FPUC and SCS are sometimes hereinafter referred to collectively as the "parties" and individually as a "party".

                           W I T N E S S E T H:

That in consideration of the mutual covenants and agreements hereinafter contained, the parties hereto for themselves, their successors and assigns, have mutually agreed with each other as follows:

	1. Scope of Service.

           1.1 The Company agrees, during the term of this Service Agreement to provide FPUC's Marianna division its full requirements for electric service, and FPUC agrees to pay for such service, all in accordance with Southern Companies' Electric Tariff Volume No.4 - Market-Based Rate Tariff
( the "Tariff") on file with the Federal Energy Regulatory Commission ("FERC") and the rate schedule set 'forth on Appendix A* hereto.

           1.2 The terms and conditions of such service shall be governed by
(1) the Tariff, as it exists at the time of this Service Agreement or as subsequently amended or superseded and (2) the terms and conditions set forth herein. The Tariff as it exists or as subsequently amended or superseded is incorporated herein by reference. To the extent the terms and conditions of the Tariff are inconsistent with those set forth herein, the provisions of this Service Agreement shall control.

* Appendix A not attached due to confidentiality.

          1.3 Service -under -his Service Agreement supersedes service provided by Company to FPUC -under the Company's FERC Electric Tariff, Second Revised Volume No. as amended from time to time.

          1.4 FPUC shall not purchase electric energy elsewhere without the written consent of the Company unless (1) the Company fails to furnish energy to FPUC in accordance with the terms of this Agreement, or (2) FPUC is legally obligated to accept energy from a cogenerator or small power producer under the rules of any agency having such jurisdiction.

        2. Term and Termination of Service Agreement.

This Service Agreement shall be effective upon the date above written. Electric service under this Service Agreement shall commence on January 1, 1997 (the "Commencement Date") and shall continue for an initial term of eleven (11) years after the Commencement Date. Thereafter, this Agreement shall automatically renew for additional, successive 12-month periods. Notwithstanding the foregoing, (1) FPUC may terminate this Service Agreement upon --two (2) years prior written notice; provided, however, no notice of termination may be given prior to the end of the fifth (5th) year of the initial. term and (ii) Company may terminate this Service Agreement upon two (2) years prior written notice after the ninth (9th) year of the initial term.

In the event FPUC provides the Company notice of termination of this Service Agreement because FPUC has received a good faith offer from a third party to serve FPUC, the Company shall have a right of first refusal to match such offer and to continue to serve FPUC -under a revised rate and applicable terms and conditions.

         3. Demand and Energy Rates

            3.1 The demand and energy rates for the sale of capacity and energy hereunder are set forth on Appendix A which is incorporated herein by reference. The parties agree that these rates are fixed for the term of this Service Agreement; provided, however, that the Company shall have the right to modify -he rates set forth on Appendix A for increases in cost due to changes in Legal Requirements. For the purposes of this Section 3.1, "Legal Requirements" shall mean any law, code, statute, regulation, rule, ordinance, judgment, injunction, order or other requirement of a governmental authority having jurisdiction over "the matter in question, which is valid and applicable to the matter in question at the time of the execution of this Service Agreement or anytime thereafter during the term.

            3.2 If pursuant to Section 3.1, Company elects to modify the rates set forth on Appendix A for increases in cost due to changes in Legal Requirements, FPUC may terminate this Service Agreement upon at least two (2) years prior written notice to the Company.

         4. Payments.

Payments and billing for the service rendered hereunder shall be made in accordance with the terms of the Tariff.

         5. Company and FPUC Facilities.

            5.1 FPUC will exercise diligence to use the electric service furnished by the Company with a view to securing efficiency of the Company's apparatus and system in keeping with generally accepted good operating standards and will maintain a power factor as near unity as practicable consistent with good engineering practices. FPUC and the Company will construct their facilities in accordance with specifications at Least equal to those prescribed by the National Electrical Safety Code of the United States Bureau of Standards, and will maintain their said facilities at all times in a safe operating condition and will use electric service equally from the three chases as nearly as practicable.

             5.2 If a differential of more than 15% between the current flowing in any two phases exists at the time of FPUC's maximum monthly demand, FPUC, upon notice from the Company, will take reasonable action to correct such condition as soon as practicable.

             5.3 In order to insure safe operating practices in the event FPUC shall receive electrical energy from a supplier different from the Company, adequate provision shall be made to insure that under no circumstances, can the other supplier's system be interconnected so as to operate in parallel with that of the Company, except with the consent of the Company.

             5.4 FPUC will give the Company as much prior notice as is reasonably practicable of temporary switching of load between delivery points. Temporary switching will be undertaken by the FPUC only after consultation and coordination with the Company.

        6.   Service Locations.

The electric energy to be furnished by the Company under this Service Agreement shall be delivered to FPUC at the following delivery points: Altha substation, Blountstown substation, Caverns Road substation, Chipola substation and the Marianna substation.

        7.   Service Specifications

             7.1 The Company shall furnish electric service of the characteristics at the points of delivery:

Phase:               3
Wire:                3
Cycles:              60
Voltage:             12,470
Current:             Alternating
KVA Capacity:
Altha:               4,000 KVA
Blountstown:         5,000 KVA
Caverns Road:        13,300 KVA
Chipola:             24,000 KVA
Marianna:            24,000 KVA
Total:               70,300 KVA

             7.2 FPUC shall use reasonable diligence to take and use electric energy hereunder from each of the phases in such a manner that the total energy shall be divided equally between the three phases.

             7.3 In the event FPU's maximum capacity requirement at any delivery point at any time exceeds the contract capacity by more than ten
(10) percent at such delivery point FPU shall be liable for any resulting damage to the Company's facilities and equipment. If damage does result from an excess of more than ten (10) percent then a new contract supplement shall be executed reflecting the increased capacity requirement as contract capacity.

             7.4 if FPU desires that the Company establish service to an additional point of delivery, the parties agree to use reasonable best efforts to establish such service and to allocate responsibility for any associated costs.

        8.   Measurement of Energy

             8.1 The electric energy to be supplied by the Company hereunder will be measured by appropriate meters as the Company may select which together with metering equipment, shall be Installed, owned and maintained by the Company at its expense in a suitable place or building upon the FPUC's premises.

             8.2 FPUC will at its expense provide a suitable place or building, in accordance with plans approved by the Company, for the proper housing of meters and other electrical equipment furnished by the Company. The Company will make all final connections to its system at the point of delivery.

             8.3 Al1 meters, wires and other appliances furnished by the Company will remain in the property of -the Company and FPUC will use reasonable diligence to protect the property of the Company on its premises.

         9.  Meter Test.

             9.1 Each meter used in determining the demand for or amount of electric energy supplied hereunder shall, by comparison with accurate standards, be tested and calibrated by the Company at intervals of not to exceed twelve (12) months. Upon request of FPUC, the Company shall notify FPUC of such tests so that FPUC may have a representative present. If a meter shall be found incorrect or inaccurate, it shall be restored to an accurate condition or a new meter shall be substituted.

             9.2 FPUC shall have the right to request that a special meter test be made at any time. If any test made at FPUC's request discloses that the meter tested is registering correctly, or within 2% of normal, FPUC shall bear the expense of such test. The expense of all other test shall be borne by the Company.

             9.3 The results of all such . Tests and calibrations shall be open to examination by FPUC and a report of every test shall be furnished to FPUC as soon as reasonably practical. Any meters tested and found to be not more than 2% normal above or below normal shall be considered to be correct and accurate insofar as correction of billing is concerned. If, as a result of any test, any meter is found to register in excess of 2% either above or below normal, then the readings of such meter previously taken for billing purposes shall be corrected according to the percentage of inaccuracy so found, but no such correction shall extend beyond ninety (90) days previous to the day on which the inaccuracy is discovered by such test.

             9.4 For any period that a meter f ailed to register, it shall be assumed that the demand, or electric energy delivered, as the case may be, during said period is the same as that for a period of like operation to be agreed upon by the Company and FPUC during which such meter was in service and operating.

        10.  Change in Load.

Whenever possible, reasonable notice shall be given by FPUC to the Company respecting any material changes proposed in the connected load or In the characteristics of such load at the service locations.

        11.  Continuity of Service and Consumption.

The Company does not guarantee *that the supply of electric service will be free from temporary interruptions, or from reasonable restrictions upon the use of energy to assure service reliability throughout the Southern company electric system; provided, however, such restrictions shall be no more stringent than the Company imposes on service to other customers in like circumstances. Such temporary interruptions of or restrictions upon the Company's service shall not constitute a breach of this Service Agreement on the part of the Company, and the Company shall not be liable to FPUC for damages resulting therefrom. In the event of interruptions or restrictions upon service, the Company will restore normal service as soon as it can reasonably do so, and will, at ail times, exert itself toward the end of supplying as nearly constant service as is reasonably practicable. In the case of impaired or defective service, FPUC shall be immediately give notice to the nearest office of the Company by telephone, confirming such notice in writing on the same date such notice Is given.

        12.  Access to Service Locations.
Each party shall give ail necessary permission to each other to enable the agents of the other party to carry out this Service Agreement and will give each other the right by their duly authorized agents and employees to enter the premises of the other at all reasonable times for the purposes of reading or checking meters; for inspecting, testing, repairing, renewing or exchanging any or all of its equipment which may be located on the property of the other; or performing any other work incident to rendering the service hereby contracted for.

         13. Liability for Accidents.

             13.1 The electric energy supplied hereunder is supplied upon the express condition that after it passes the metering equipment of the Company, or other point of delivery, it becomes the property of FPUC and the Company shall not be liable for loss or damage to any person or property whatsoever, resulting directly or indirectly from the use, misuse or presence of said electric energy on FPUC's premises, or elsewhere after it passes the point of delivery to FPUC, except where such loss or damage shall be shown to have been 3ccasioned by the negligence of the Company, its agents or employees in operating and maintaining the Company's property used in supplying service hereunder.

             13.2 FPUC agrees to keep its lines, apparatus, appliances and all other equipment in safe condition and will and does hereby agree to indemnify and save harmless the Company from the payment of any sum or sums of money to any person whomsoever, including attorney's fees and court costs, which, it may be called upon to pay on account of damages to property or fatal or personal injuries to individuals resulting from or which may be in any way caused by the condition, operation and maintenance of the lines, apparatus, appliances and other equipment belonging to FPUC. Provided, however that this agreement to indemnify and save harmless the Company shall not apply to damages or injuries caused or contributed to by the negligence of the Company.

             13.3 It is understood and agreed that FPUC will deliver to the Company, at least fifteen (15) days prior to the beginning of service hereunder, certificate of insurance issued by a reputable insurance company authorized todo business in the State of Florida, jointly protecting and indemnifying the Company and FPUC against all Liability and expense on account of claims and suits for injuries or damages to persons or property arising out of the service rendered to or by FPUC which shall be in form and substance reasonably acceptable to the Company.

            13.4 FPUC agrees to pay all premiums and other charges due on said policies and keep said policies in force during the entire life of this Agreement. Provided, however, that the Company agrees to pay that part of the premiums on the above policies which is in excess of the amount that FPUC would be charged if it were the sole beneficiary thereunder.

        14.  Default.

             14.1 Whenever FPUC has violated any of the terms of this Service Agreement, or has failed to pay any bill accruing on or before the fifteenth
(15th) day after the due date of such billing, the Company may discontinue the supply of electric energy provided at least fifteen(15) days written notice has been given of such intention to discontinue the service, unless the FPUC shall correct such violation or shall pay such bill, before the expiration of such fifteen (15) days notice provided, however, that the foregoing shall not be applicable to the extent that a bona fide dispute exists. No delay by the Company in enforcing any of its rights hereunder shall be deemed a waiver of such rights, nor shall a waiver by the Company of one of FPUC's defaults be deemed a waiver of any other or subsequent default.

             14.2 Where service is discontinued for cause, as set forth above, the Company reserves the right to terminate service upon giving thirty (30) days written notice of its intent to do 30. Upon such --termination, FPUC shall pay the Company, in addition to any unpaid charges for service, an amount equal to the difference between the original cost, depreciated at the annual rate of 3.0%, and the net salvage value on such date of any utility plant installed and completed within five years of such termination to provide service at any delivery point. The "utility plant installed" includes the Company's incremental investment in (a) transmission investment required solely for FPU's service at such delivery point and 'b) distribution and transformation investment required solely for FPU's service at such delivery point or the proportionate share of such investment for service to such delivery point in the event the Company's investment is devoted in part to service to others at such delivery point.

              14.3 Upon the termination of service for cause, Company may proceed by appropriate proceedings, judicial, administrative or otherwise at Law, in equity or otherwise, to protect and enforce its rights, to recover any damages to which it may be entitled, and to enforce performance by FPUC, including specific performance of FPUC's obligations hereunder.

        15.   Transfer of Service Agreement and Assignment of Claim.

Neither this Service Agreement nor any interest herein nor any claim arising hereunder shall be transferred or assigned by the Company or by FPUC to any party or parties without the prior written consent of the other party hereto.

        16.   Regulation.

The provision of -service under this Service Agreement and the Tariff is subject to the jurisdiction of the Federal Energy Regulatory Commission and any other governmental authorities having jurisdiction over the matters set forth herein.

        17.   Successors and Assigns.

This Service Agreement shall be binding upon the successors or legal assigns of either of the parties hereto.

	18.   Sole Agreement.

This Service Agreement supersedes, as of the effective date hereof, all previous agreements or representations, whether written or oral, hereto in effect between the Company and FPUC with respect to matters herein contained, and constitutes the sole agreement by the parties hereto concerning these matters.

	19.	Confidentiality.

The Parties agree to keep confidential and not to disclose to third parties the terms and conditions of this Service Agreement for the term hereof; provided however, each party shall have the right to disclose such information to the extent required or appropriate to comply with the requirements of law and to obtain the requisite approvals needed for the consummation of this
          Service  Agreement.

(Remainder of Page intentionally Left Blank]

IN WITNESS WHEREOF, the parties hereunto have caused this Service Agreement to be executed by their duly authorized officers.

SOUTHERN COMPANY SERVICES, INC. an agent for the Company

By: /s/ Signature of file

Title: Vice President

Date:  November 22, 1996

THE FLORIDA PUBLIC UTILITIES CO.
on behalf of its Marianna division

By: /s/ John T. English

Title: Senior Vice President

Date:  December 2. 1996


EXHIBIT 10(m)
EMPLOYMENT AGREEMENT

Agreement made this 30th day of May, 2000 by and between Florida Public Utilities Company, a Florida corporation with its principal offices at 401 South Dixie Highway, West Palm Beach, Florida 33401 (hereinafter "Company"), and John T. English, (hereinafter "Employee").

                               WITNESSETH

WHEREAS, Employee for many years has been an executive of the Company and has had an important part in its growth and management of the Company; and

WHEREAS, Employee is now holding the position of President and the Company greatly values his/her leadership, experience, and knowledge of its business affairs; and

WHEREAS, the Company desires for a period of years to be assured of the continuance of the full-time services of the Employee.

NOW, THEREFORE, in consideration of the mutual covenants herein contained, the aforesaid parties agree as follows:

1. The Company shall continue to employ the Employee during the term of this Agreement and the latter shall accept such employment under the terms and conditions herein set forth.

2. The term of this Employment Agreement shall commence on June 1, 2000, and shall terminate on May 31, 2003; provided, however, that in the event of a "Change of Control" of the Company (as defined in Section 9 of this Agreement) the term of this Agreement shall be automatically extended or changed to a three-year term commencing on the effective date of such "Change of Control" event.

3. In consultation with and subject to the supervision of the Board of Directors of the Company, the Employee shall serve the Company as its President as well as in such other capacities of the same general character and degree of responsibility as may be required of him/her from time to time. At all times material herein, Employee shall use his/her best efforts to promote the interests and business of the Company.

4. As compensation for the services to be rendered by the Employee hereunder the Company shall pay him/her a salary at the minimum rate of $162,740 per annum payable in equal semi-monthly installments, or at such higher rate as the Board of Directors may from time to time affix. Such salary payments are subject to withholding for appropriate items including, but not limited to, income taxes, FICA, and employee benefit plans on the same basis as other managerial employees of the Company. However, the Employee's salary shall not be reduced during the term of this Agreement so long as he/she faithfully perform all job duties required by the Company in a satisfactory manner. However, in the event of Company-wide salary reductions due to economic considerations, the Employee's salary may be reduced by a percentage equal to the Company-wide average percentage reduction.

The Employee may, at his/her option, participate in all benefit plans generally provided by the Company to its managerial employees on a basis as favorable as that enjoyed by other managerial employees, and nothing herein shall be construed so as to preclude the Company from granting additional benefits to the Employee, such as stock options, etc.

5. The Company will reimburse the Employee for all reasonable and necessary expenses incurred by him/her in carrying out the required job duties under this Agreement on the same basis and under the same conditions granted to and required of other managerial employees.

6. The Company may for good cause, (e.g. dishonesty, malfeasance, misconduct, or other behavior antithetical to the Company's interests) terminate this Agreement at any time upon five (5) days written notice to the Employee and its legal obligations hereunder shall cease; provided, however, that any such termination of this Agreement shall not terminate any previously vested interest of the Employee in a Company pension benefit plan.

7. The Employee may terminate this Agreement at any time upon written notice to the Company and all legal obligations hereunder shall cease; provided, however that said written notice shall be given to the Company's directors a minimum of thirty (30) calendar days prior to the anticipated termination date and, further, that such termination of this Agreement shall not terminate any previously-vested interest of the Employee in a Company pension benefit plan.

The Company may, upon timely termination notice of this Agreement by the Employee, request the latter to change his/her anticipated termination date; provided, however, that the requested change is reasonable under the circumstances and in the best interests of both the Company and the Employee.

8. The Company may, without good cause, terminate this Agreement at any time upon ten (10) days written notice to the Employee; provided, however, that in such event the Company will pay the Employee for past services rendered a lump sum cash severance amount (the "Severance Payment") within fifteen (15) days following the date of termination in an amount equal to 299 percent of the average annual compensation paid to Employee by Employer for the most recent five (5) taxable years of Employee ending before the year in which the termination occurs and which was includible in the gross income of the Employee. Compensation therefore includes not only salary but also taxable fringe benefits. It is the intention of the parties that the average annual compensation as set forth in the previous sentence constitute the base amount as such term is defined in Section 280G(b)(3)(A) and (d) of the Internal Revenue Code of 1986, as amended, and this Section 8 shall be interpreted in a manner consistent with the parties' intentions. If the Severance Payment, either alone or together with other "parachute payments" (as defined in Section 280G(b)(2)(A) of the Code), would constitute an "excess parachute payment" (as defined in Section 280G(b)(1) of the Code), such Severance Payment shall be reduced to the largest amount as will result in no portion of the Severance Payment being subject to the excise tax imposed by Section 4999 of the Code (the "Reduced Severance Payment"), provided however, no reduction to the Severance Payment shall occur if the Severance Payment, less any excise tax which would be imposed on such payment pursuant to Section 4999 of the Code, would be greater than the Reduced Severance Payment. The determination of any reduction in the Severance Payment pursuant to the foregoing provision shall be made by independent counsel to the Company in consultation with the independent certified public accountants and/or auditors of the Company. Lump sum cash severance payable to the Employee in accordance with this Section 8 is subject to withholding and payroll tax as may be required by any applicable law.

9. For the protection of the Employee against possible termination after a "Change of Control" of the Company (as defined below) and to encourage the Employee to continue to serve in his/her present capacity, or in such other capacity to which he/she may be elected or appointed, the Company shall, following such "Change of Control" and for the remainder of the term of this Agreement or any extension thereof, consider the Employee to be terminated and entitled to severance benefits in accordance with Section 8 of this Agreement (termination without cause) due to:

(a) The assignment to the Employee of any duties not consistent with his/her present position, or a change in job title or office, or any failure to re-elect Employee to any position held on the date of the "Change of Control;" or

(b) A reduction in salary or the discontinuance of any bonus or specific stock option plans in effect on the date of the "Change of Control;" or

(c) A change in geographical location which results in a relocation of Employee's position to some place in excess of fifty (50) miles distance from its present location, or which requires travel in excess of Employee's current normal business travel.

A "Change of Control" of the Company shall be deemed to have occurred if
(a) any person (as used in Section 13 (d) and 14 (it) of the Securities Exchange Act of 1934, as amended) becomes the beneficial owner (as defined) of a total of 20% or more of the outstanding shares of the Company's common stock (other than any such person on the effective date hereof); or (b) the Board of Directors of the Company is composed of a majority of directors who were not directors of the Company immediately prior to the transaction; or
(c) the change is of the type that is required to be reported under Item I of Form 8-K promulgated under the Securities Act of 1934, as amended.

In the event the Employee is terminated without cause or upon a "Change of Control" and it becomes necessary for the Employee to incur legal expenses to enforce his/her rights under this Agreement, the Company will reimburse the Employee an amount equal to twice the actual total amount of any and all required and necessary legal expenses incurred by the Employee to successfully enforce his/her rights under this Agreement.

10. If before the retirement of the Employee as an active employee of the Company, the Board of Directors of the Company shall at any time determine on the basis of sufficient and competent medical advice that because of a mental or physical disability said Employee has become permanently and totally incapacitated to perform substantially all the job duties which might be reasonably assigned to him/her by the Board, commencing with the occurrence thereof and continuing thereafter during the remainder of his/her life, the Employee shall be relieved from performing any such duties, and placed on a retired status.

11. Any notice required or permitted to be given under this Agreement shall be sufficient if given in writing, and sent registered mail to the last-known address of his/her residence in the case of the Employee, or to its principal office in the case of the Company.

12. The waiver by the Company of a breach of any provision of this Agreement by the Employee shall not operate or be construed as a waiver of any subsequent breach of any provision of this Agreement by the Employee.

13. This Agreement shall inure to the benefit of and be binding upon the Company, its successors and assigns, and the benefit of and be binding upon the Employee, his/her heirs and personal representatives; however, the Employee's rights hereunder are personal to him/her and shall not be subject to voluntary or involuntary alienation, assignment or transfer.

14. This instrument contains the entire Agreement between the aforesaid parties. It may not be changed orally but only by a subsequent Agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension, or discharge is sought.

15. This Agreement shall be governed and construed in accordance with the laws of the State of Florida.

IN WITNESS WHEREOF, the parties have executed this Agreement on the day and date first above written.

Corporate Seal	FLORIDA PUBLIC UTILITIES COMPANY
ATTEST

/s/ Jack Brown              By /s/ John T. English
    Secretary               John T. English, Employee


EXHIBIT 21

Subsidiary of the registrant

               Name                         Jurisdiction of Incorporation

      Flo-Gas Corporation                             Florida


EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement
No. 2-79935 on Form S-3 and Post-Effective Amendment No. 16 to Registration Statement No. 2-24986 on Form S-8 of Florida Public Utilities Company, of our report dated February 16, 2001, appearing in this Annual Report on Form 10-K of Florida Public Utilities Company for the year ended December 31, 2000.


DELOITTE & TOUCHE LLP
Certified Public Accountants
West Palm Beach, Florida
March 26, 2001

47