Form 10-Q
period 2001-03-31
FLORIDA PUBLIC UTILITIES CO
filed 2001-05-14
CIK 37643

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC  20549
                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

	APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes    No	N/A

               APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At April 30, 2001 there were 2,840,171 shares of $1.50 par value common shares outstanding.


                  FLORIDA PUBLIC UTILITIES COMPANY
	CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	(in thousands)

                                      March 31,       December 31,
                                          2001               2000

ASSETS

Utility Plant                         $135,590           $132,903
  Less accumulated depreciation         49,614             48,703
  Net utility plant                     85,976             84,200
Current Assets
  Cash                                      89                 66
  Accounts receivable                   11,560             11,401
  Allowance for uncollectible accounts    (296)              (162)
  Inventories                            2,846              2,884
  Prepayments and deferrals                240                452
  Underrecovery of fuel and conservation   199                903
      Total                             14,638             15,544
Investments Held in Escrow for
  Environmental Costs                    2,919              2,876
Deferred Charges                         6,054              5,968
      Total                          $ 109,587          $ 108,588

CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity         $ 28,623           $ 27,510
  Preferred stock                          600                600
  Long-term debt                        23,500             23,500
      Total                             52,723             51,610

Current Liabilities
  Notes payable                         20,200             17,900
  Accounts payable                       6,330             10,337
  Insurance accrued                      2,378              2,389
  Interest accrued                         860                625
  Other                                  4,139              2,577
  Customer deposits                      4,117              4,192
      Total                             38,024             38,020

Deferred Credits                         9,102              8,893

Deferred Income Taxes and
  Regulatory Liability                   9,738             10,065
      Total                          $ 109,587          $ 108,588

See notes to condensed consolidated financial statements.




                  FLORIDA PUBLIC UTILITIES COMPANY
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (dollars in thousands, except per share data)


                                                       Three Months Ended
                                                            March 31,
                                                     2001            2000

Revenues
  Electric                                        $ 9,912         $ 9,258
  Natural gas                                      18,820          10,225
  Propane gas                                       1,747           1,431
  Water                                               621             554
    Total revenues                                 31,100          21,468
  Cost of fuel and taxes
   based on revenues                               21,929          12,847
Operating Margin                                    9,171           8,621

Operating Expenses
  Operations                                        4,213           3,921
  Depreciation                                      1,272           1,172
  Taxes other than income taxes                       663             600
  Income taxes                                        785             761
    Total operating expenses                        6,933           6,454

Operating Income                                    2,238           2,167

Interest Expense                                     (853)           (830)
Other - Net                                           118              76


Net Income                                          1,503           1,413

Preferred Stock Dividends                               7               7

Earnings for Common Stock                         $ 1,496         $ 1,406

Earnings Per Common Share                         $   .53         $   .50

Dividends Per Common Share                        $   .18         $   .17

Average Shares Outstanding                      2,836,797       2,810,801

See notes to condensed consolidated financial statements.



                    FLORIDA PUBLIC UTILITIES COMPANY
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (in thousands)

                                                        Three Months
                                                     Ended March 31,
                                                      2001      2000


Net Cash Flow provided by Operating Activities         974     4,953

Cash Flows from Investing Activities
  Construction expenditures                         (2,981)   (2,021)
  Other                                                118        12
    Net cash used by investing activities           (2,863)   (2,009)

Cash Flows from Financing Activities
  Net change in short-term borrowings                2,300    (1,000)
  Dividends paid                                      (516)     (483)
  Other                                                128       137

Net cash provided (used) in financing activities     1,912    (1,346)

Net Increase in Cash                                    23     1,598

Cash at Beginning of Period                             66       165

Cash at End of Period                               $   89  $  1,763


See notes to condensed consolidated financial statements.




                  FLORIDA PUBLIC UTILITIES COMPANY
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2001


1.	In the opinion of the Company the accompanying unaudited
consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The operating results for the period are not necessarily indicative of the results that may be expected for the full year. For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2. The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends. At March 31, 2001, under the most restrictive provision, approximately $6,200,000 of retained earnings were unrestricted.

3.	Segment information is summarized as follows (in thousands):

Three months ended             Regulated          Non-Regulated
 March 31, 2001            Gas  Electric  Water    Propane Gas   Consolidated

 Revenues              $18,820    $9,912  $ 621         $1,747        $31,100
 Operating profit        1,779       862    145            237          3,023

 March 31, 2000

 Revenues               10,224     9,258    554          1,432         21,468
 Operating profit        1,776       810    120            222          2,928

 Notes:

    1. Operating profit consists of revenues less operating expenses and does not include interest, income taxes, and other income.

    2.      Total assets have not changed materially from December 31, 2000.

4.	FASB 133 Footnote
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The effects of applying SFAS Nos. 133 and 138 were not material to the Company's financial statements.
In April 2001, the Financial Accounting Standards Board (FASB) reached tentative conclusions on several issues related to the utility industry. After considering comments on the tentative conclusions, the FASB will issue final guidance that would be applied in the quarter following final resolution of the issues.
At this time, management is unable to estimate the effects on the financial statements of the tentative conclusions or any future decisions of the FASB.





             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition. The Company has a $25,000,000 line of credit with its primary bank, of which $20,200,000 is outstanding. The line provides for interest at LIBOR plus fifty basis points. The Company is approved by the Florida Public Service Commission to borrow up to $25,000,000 on a line of credit basis, $24,000,000 of which is available for general corporate purposes, with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division. The Company is in the process of renewing the line of credit with its primary bank. The Company is seeking approval from the Florida Public Service Commission to issue a total aggregate debt amount not to exceed $60,000,000 during the calendar year of 2001. On April 17, 2001, stockholders approved an amendment to the Company's Certificate of Reincorporation to increase the authorized shares of Common Stock from 3,500,000 to 6,000,000 shares.

Overview.  The Company is organized into three regulated operations:
 natural gas, electric and water, and a non-regulated operation, propane gas. The water operations are not significant, approximating 2% of 2001 revenues.

Contributing to variations in operating margins are the effects of seasonal weather conditions, the timing of rate increases, and the migration of winter residents and tourists to Florida during the winter season.


Results of Operations.


Operating Margin (in thousands)                     Quarter Ended
         for the quarter ended:                 2001     2000     1999

  Natural Gas                                $ 4,911  $ 4,687  $ 4,339
  Propane Gas                                $   921  $   872  $   844
  Electric                                   $ 2,745  $ 2,532  $ 2,351

Operating Margin. Operating margin, defined as gross operating revenues less fuel costs, conservation costs, and taxes based on revenues that are passed through to customers, provides a more meaningful basis for evaluating utility operations. Fuel and conservation costs along with taxes passed through to customers have no effect on results of operations and fluctuations in such costs distort the relationship of gross operating revenues and operating margin (net revenues retained by the Company for operating purposes).

Three Months Ended March 31, 2001 Compared with Three Months Ended March 31, 2000

Natural and Propane Gas Service. Natural gas service operating margin increased $224,000 in 2001 as compared with 2000. The operating margin increased primarily due to colder weather in January and March of 2001 and customer growth. The natural gas segment of the Company experienced over a 40,000 increase in therm sales, along with over a 5% increase in customers, over the same quarter in 2000. The Company also began charging late fees from customers in March 2001 that amounted to approximately $28,000 for natural and propane gas customers.

Electric Service. Electric service operating margin increased $213,000 as compared with 2000. As compared with the first quarter last year, KWH consumption increased approximately 7% primarily due to customer growth of 2.6% and colder weather experienced in 2001. The Company began charging late fees from customers in the first quarter of 2001 that amounted to approximately $25,000 for electric customers.

Other - Net. Income from the merchandise and jobbing area included in the Net was up $51,000 due to increased sales resulting from new construction and merchandise sales. The gas division's conservation program contributed to the sales increase by offering rebates to customers on merchandise purchases.

Operating Expenses. Operating expenses in 2001 increased $455,000, or 8%, excluding cost of fuel and conservation expenses, taxes that are passed through to customers, and income taxes. The major items contributing to the increased expense in 2001 were a new customer service and billing system that went into effect in October 2000, increased labor and associated expenses, maintenance expenses in the electric area related to transmission line access, additional electric maintenance for overhead line balancing related to the cold weather, repositioning of mains in the gas division due to road construction projects, and selling expenses in the natural gas area due to expanding marketing efforts.

Three Months Ended March 31, 2000 Compared with Three Months Ended March 31, 1999

Natural and Propane Gas Service. Natural gas service operating margin increased $348,000 in 2000 as compared with 1999. Transportation revenues accounted for $179,000 of the $348,000 increase as certain customers were opting to purchase their own gas and use our system to transport the gas to their location. The remaining $169,000 increase in operating margin was due principally to an approximate 3.5% increase in average customers as compared with the first quarter last year. Consumption did not increase proportionately as per customer consumption decreased by a similar percentage as winter weather was approximately 40% warmer than normal in 2000. Propane gas operating margin increased $28,000 as compared with 1999.

Electric Service.  Electric service operating margin increased
$181,000 as compared with 1999. As compared with the first quarter last year, average customers increased 2.6%, which was the major contributing factor to the operating margin increase.

Operating Expenses. In 2000, operating expenses increased $542,000, or 10.5%, excluding cost of fuel and conservation expenses, taxes passed through to customers, and income taxes. Other than the general increases in all classifications of expense, there were increases in gas line locating expenses, gas meter testing and expenses related to increasing the gas pressure in our mains and services. Additional marketing staff and customer service costs, including postage, also contributed to increased expenses.


PART II.

                            OTHER INFORMATION

Item 6.

(a)    None required

(b)    Reports on Form 8-K:
There were no reports on Form 8-K filed for the quarter ending March 31, 2001.


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FLORIDA PUBLIC UTILITIES COMPANY
                                     (Registrant)




                                     By    /s/ George M Bachman

                                     George M Bachman
                                     Chief Financial Officer
                                     (DULY AUTHORIZED OFFICER
                                               AND
                                     CHIEF FINANCIAL OFFICER)
May 14, 2001