Form 10-Q
period 2001-06-30
FLORIDA PUBLIC UTILITIES CO
filed 2001-08-15
CIK 37643

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549
                              FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At July 31, 2001 there were 2,851,061 shares of $1.50 par value common shares outstanding.


                   FLORIDA PUBLIC UTILITIES COMPANY
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                           (in thousands)

                                        June 30,           December 31,
                                         2001                 2000
ASSETS

Utility Plant                          $139,074             $132,903
  Less accumulated depreciation          50,511               48,703
  Net utility plant                      88,563               84,200
Current Assets
  Cash                                       32                   66
  Accounts receivable                     9,052               11,401
  Allowance for uncollectible accounts     (118)                (162)
  Inventories                             2,761                2,884
  Prepayments and deferrals                 175                  452
  Underrecovery of fuel and conservation    102                  903
      Total                              12,004               15,544
Investments Held in Escrow for
  Environmental Costs                     2,879                2,876
Deferred Charges                          6,470                5,968
      Total                           $ 109,916            $ 108,588

CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity          $ 28,653             $ 27,510
  Preferred stock                           600                  600
  Long-term debt                         23,500               23,500
      Total                              52,753               51,610

Current Liabilities
  Notes payable                          21,735               17,900
  Accounts payable                        5,231               10,337
  Insurance accrued                       2,386                2,389
  Interest accrued                          331                  625
  Other                                   4,519                2,577
  Customer deposits                       4,084                4,192
      Total                              38,286               38,020


Deferred Credits                          9,261                8,893

Deferred Income Taxes and
  Regulatory Liability                    9,616               10,065
      Total                           $ 109,916            $ 108,588

See notes to condensed consolidated financial statements.


                      FLORIDA PUBLIC UTILITIES COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (dollars in thousands, except per share data)

                                 hree Months Ended         Six Months Ended
                                       June 30,               June 30,
                                  2001        2000         2001        2000
Revenues
  Electric                     $ 9,464     $ 9,455     $ 19,376    $ 18,713
  Natural gas                   10,946       8,292       29,766      18,516
  Propane gas                    1,275       1,005        3,022       2,437
  Water                            812         787        1,432       1,341
    Total revenues              22,497      19,539       53,596      41,007

  Pass-through expenditures
   including cost of fuel       14,634      12,238       36,563      25,085

Gross Profit                     7,863       7,301       17,033      15,922

Operating Expenses
  Operations                     4,580       3,975        8,792       7,896
  Depreciation                   1,132       1,169        2,405       2,341
  Taxes other
   than income taxes               607         567        1,269       1,167
  Income taxes                     226         249        1,011       1,010
    Total operating expenses     6,545        5,960      13,477      12,414

Operating Income                 1,318        1,341       3,556       3,508

Interest Expense                  (863)        (851)     (1,716)     (1,681)
Other - Net                         25           49         143         125

Net Income                         480          539       1,983       1,952

Preferred Stock Dividends            7            7          14          14

Earnings for Common Stock      $   473      $   532     $ 1,969     $ 1,938

Earnings Per Common Share      $   .17      $   .19     $   .69     $   .69

Dividends Per Common Share     $   .18      $   .17     $   .36     $   .34

Average Shares Outstanding   2,841,669    2,815,001   2,839,233   2,812,901

See notes to condensed consolidated financial statements.

                      FLORIDA PUBLIC UTILITIES COMPANY
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (in thousands)

                                                       Six Months Ended
                                                           June 30,
                                                     2001            2000

Net Cash Flow provided by Operating Activities    $ 3,370         $ 3,915

Cash Flows from Investing Activities
  Construction expenditures                        (6,719)         (4,192)
  Other                                               303             (24)
    Net cash used in investing activities          (6,416)         (4,216)

Cash Flows from Financing Activities
  Net change in short-term borrowings               3,835           1,000
  Dividends paid                                   (1,034)           (968)
  Other                                               211             203

    Net cash provided by financing activities       3,012             235

Net change in cash                                    (34)            (66)

Cash at beginning of period                            66             165

Cash at end of period                             $    32         $    99


See notes to condensed consolidated financial statements.


                      FLORIDA PUBLIC UTILITIES COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2001


1. In the opinion of the Company the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The operating results for the period are not necessarily indicative of the results that may be expected for the full year. For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends. At June 30, 2001, under the most restrictive provision, approximately $6,200,000 of retained earnings were unrestricted.

3. Segment information is summarized as follows (in thousands):

Three months ended:
                            Regulated           Non-Regulated
  June 30, 2001       Gas    Electric   Water     Propane Gas  Consolidated

  Revenues        $10,946      $9,464   $ 812         $1,275        $22,497
  Operating Income    527         540     184             67          1,318

  June 30, 2000

  Revenues          8,292       9,455     787          1,005         19,539
  Operating Income    529         565     224             23          1,341

  Six months ended:
                            Regulated           Non-Regulated
  June 30, 2001       Gas    Electric   Water     Propane Gas  Consolidated

  Revenues        $29,766     $19,376 $ 1,432          $3,022       $53,596
  Operating Income  1,795       1,234     300             227         3,556

  June 30, 2000

  Revenues         18,516      18,713   1,341           2,437        41,007
  Operating Income  1,794       1,218     323             173         3,508

Notes:
   1. Operating income consists of revenues less operating expenses and does not include interest and other income.

   2. Total assets have not changed materially from December 31, 2000.

4. Recent Accounting Pronouncements
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The effects of applying SFAS Nos. 133 and 138 through June 30, 2001 were not material to the Company's financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") reached conclusions on several derivative accounting issues related to the utility industry, which became effective July 1, 2001. Management believes that any effect will be limited to the balance sheet, without any material effect to the income statement.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting. SFAS No. 142 specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. The effects of adopting SFAS Nos. 141 and 142 are not currently material to the Company's financial statements, although future acquisitions would be effected by these statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition. The Company has a $20,000,000 line of credit with its primary bank, of which $ 16,735,000 is outstanding, and a short-term note of $5,000,000 of which $2,500,000 is due July 31, 2001 and $2,500,000 due
September 30, 2001. The line and note provides for interest at LIBOR plus fifty basis points. The Company is approved by the Florida Public Service Commission to borrow up to $25,000,000 on a line of credit basis, $24,000,000 of which is available for general corporate purposes, with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

Florida Public Utilities Company (FPUC) filed an application on
December 12, 2000, seeking Commission approval pursuant to Section 366.04, Florida Statutes <www.leg.state.fl.us/statutes> and Chapter 25-8, Florida Administrative Code, to issue and sell and/or exchange any combination of long-term debt, short-term notes and equity securities and/or to assume liabilities or obligations as guarantor, endorser or surety during calendar year 2001. FPUC filed an amendment to its original application on January 19, 2001, which increased the dollar amount of its authority to $60 million in long-term debt, short-term notes and equity securities, or any combination thereof. Notice of FPUC's application was given in the Florida Administrative Weekly on February 9, 2001. The Company received approval from the Florida Public Service Commission to issue a total aggregate debt amount not to exceed $60 million on March 14, 2001. On April 17, 2001, stockholders approved an amendment to the Company's Certificate of Reincorporation to increase the authorized shares of Common Stock from 3,500,000 to 6,000,000 shares.

The Company initiated the registration process for issuing insured quarterly notes for sale to the public, in $5,000 increments, for a total amount not to exceed $15,000,000. The Company expects the sale to take place in September or October 2001.

Overview.  The Company is organized into three regulated operations:
natural gas, electric and water, and a non-regulated operation, propane gas. The water operations are not significant, approximating 3% of 2001 revenues. Contributing to variations in gross profits are the effects of seasonal weather conditions, the timing of rate increases, and the migration of winter residents and tourists to Florida during the winter season.

Results of Operations.

Summary of Gross Profit:		Quarter Ended June 30,
     (in thousands)                     2001              2000

  Natural Gas                        $ 3,649           $ 3,490
  Propane Gas                        $   726           $   620
  Electric                           $ 2,709           $ 2,438

                                         Year to Date June 30,
                                        2001              2000

  Natural Gas                        $ 8,560           $ 8,177
  Propane Gas                        $ 1,647           $ 1,492
  Electric                           $ 5,454           $ 4,970

Gross Profit. Gross Profit, defined as gross operating revenues less fuel costs, conservation costs, and taxes based on revenues that are passed through to customers, provides a more meaningful basis for evaluating utility operations. Fuel and conservation costs along with taxes passed through to customers have no effect on results of operations and fluctuations in such costs distort the relationship of gross operating revenues and gross profit (net revenues retained by the Company for operating purposes).

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

Natural and Propane Gas Service. Natural gas service gross profit increased $159,000. The gross profit increased primarily due to increases in customers and total therm sales, along with $60,000 in newly assessed late fees in 2001. The natural gas segment of the Company experienced an increase in sales of over 21,000 therms, and a 3% increase in customers over the same quarter in 2000. Propane also experienced an increase in unit sales and customers from the same quarter last year and $10,000 in late fees in 2001.

Electric Service. Electric service gross profit increased $271,000, KWH consumption decreased 6% and customer growth was relatively flat. Last year there was a reduction to revenue of $172,000 to reserve for estimated over-earnings. The Company began charging late fees from customers in 2001 that approximated $35,000 for electric customers during the quarter.

Other - Net. Income from merchandise and services decreased over $20,000. The gas division's conservation program contributed to merchandise sales increases by offering rebates to customers on merchandise purchases.

Operating Expenses. Operating expenses in 2001 increased by $608,000, or 10%, excluding cost of fuel and conservation expenses, taxes passed on to customers, and income taxes. In 2001 the Company added to its labor force resulting in additional payroll expense of $350,000 and other labor related expenses. Excluding labor increases, maintenance expenses increased $135,000 and operation expenses were up $114,000.

The added payroll is supporting growth, a new customer information and billing system, a start up operation for the new Fernandina propane division, new conservation programs, a duplication in the quarter of a Human Resource Manager, two safety directors, the change of all vehicle maintenance to in-house, and new positions in the water department as required by regulation and growth. The water positions and related expenditures will be recovered in future revenue, as they were included in the recent rate cases approved by the Florida Public Service Commission. Conservation expenses including payroll are recovered in revenue. The safety directors should assist in lowering workman's compensation insurance costs and lost time.
The start up propane operation is expected to generate adequate revenue to cover operating costs within two years. Performing vehicle maintenance in-house should produce savings in the future.

Maintenance increases were due to additional tree trimming in the electric divisions, substation maintenance work, and unexpected weather related outages. It is expected that tree trimming expenses will be reduced during the remainder of the year. Operation expenses were up due to a more sophisticated and outsourced billing system, selling expenses in the natural gas area due to expanding marketing efforts, and temporary assistance required by a new customer information system and customer inquiries regarding higher fuel costs and a new bill format.

Six Months Ended June 30, 2001 Compared
with Six Months Ended June 30, 2000

Natural and Propane Gas Service. Natural gas service gross profit increased $383 with transportation revenues accounting for $8,000 of the increase as additional customers are opting to purchase their own gas and use our system to transport the gas to their location. The remaining $375,000 increase in gross profit was due principally to a 4% increase in average customers and over a 3% increase in consumption, excluding transportation and off-system sales, resulting from customer growth and colder weather in January and March of 2001. Late fees began in 2001 and amounted to over $80,000.

Propane gas gross profit increased $155,000. The Fernandina start up operation generated $52,000 of the increase with cold weather in January and March contributing to the remaining increase, in addition to new late fees in 2001 of over $12,000.

Electric Service.  Electric service gross profit increased $484,000.
Average customers increased over 2% with consumption about the same level. Consumption increased for the year, excluding General Service Large Volume customers, over 5%, which was a major contributing factor to the gross profit increase. Also, last year $172,000 was reserved for overearnings reducing gross profit. Newly established late fees amounted to over $60,000 in additional revenue.

Operating Expenses. In 2001, operating expenses increased $1,062,000, or 9.3%, excluding cost of fuel and conservation expenses, taxes passed through to customers, and income taxes. In 2001 the Company added to its labor force resulting in additional payroll expense of $470,000 and other labor related expenses. Excluding labor increases, maintenance expenses increased over $200,000 and operation expenses were up $219,000.

The added payroll is supporting growth, a new customer information and billing system, a start up operation for the new Fernandina propane division, new conservation programs, a duplication in the quarter of a Human Resource Manager, two safety directors, the change of all vehicle maintenance to in-house, and new positions in the water department as required by regulation and growth. The water positions and related expenditures will be recovered in future revenue, as they were included in the recent rate cases approved by the Florida Public Service Commission. Conservation program expenses are recovered through revenues. The safety directors should assist in lowering workman's compensation insurance costs and lost time. As the start up propane operation continues it is expected to generate additional revenue to cover operating costs. Performing vehicle maintenance in-house should produce savings in the future.

Maintenance increases were due to the electric division's additional tree trimming, substation maintenance work, transmission line access, overhead line balancing related to the cold weather earlier in the year, and unexpected weather related outages. In the gas division we had expenses relating to the repositioning of mains due to road construction projects. It is expected that tree trimming expenses will be reduced during the remainder of the year. Operation expenses were up due to a more sophisticated and outsourced billing system, selling expenses in the natural gas area due to expanding marketing efforts, and temporary assistance required by a new customer information system and customer inquiries regarding higher fuel costs and a new bill format.


PART II.

                      OTHER INFORMATION

Item 4. Submission of Matters to a vote of Security Holders.

(a) An annual meeting was held April 17, 2001

(b) Not required

(c) To vote for adoption of an amendment to the Company's
Certificate of Reincorporation to increase the number of authorized shares of Common Stock from 3,500,000 to 6,000,000 shares.
                      For:     1,694,171
                      Against:   217,679
                      Withheld:  364,671

Item 6. Exhibits and reports on Form 8-K

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

                                        FLORIDA PUBLIC UTILITIES COMPANY
                                        (Registrant)


                                        By /s/ George M Bachman
                                        George M Bachman
                                        Chief Financial Officer

                                                  AND


                                        By /s/ John T English
                                        John T English
                                        Chief Executive Officer


August 14, 2001