Form 10-K405/A
period 2000-12-31
FLORIDA PUBLIC UTILITIES CO
filed 2001-09-19
CIK 37643

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-K405/A

AMENDMENT NO. 1 TO ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                           Commission file number 0-1055

                          FLORIDA PUBLIC UTILITIES COMPANY
            (Exact name of registrant as specified in its charter)



Florida                                        59-0539080
State or Other Jurisdiction of              (I.R.S. Employer
 incorporation or Organization)              identification No.)

401 South Dixie Highway, West Palm Beach, FL            33401
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (561) 838-2461

Securities registered pursuant to Section 12(b) of the Act:


     Title of Each Class                    Name of each exchange on
                                                 which registered
Common Stock, Par Value $1 Per Share	     American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                           (Title of Class)


        The undersigned registrant hereby amends the following exhibits or other portions of its 2000 Annual
Report on Form 10-K405 as set forth below:

Exhibit Index (Regulation S-K)

EXHIBIT 10(h)	Electric Service Contract for the purchase of
		electric power between Florida Public Utilities Company and Jacksonville Electric Authority dated January 29th, 1996, and amendment dated February 7, 2000.

EXHIBIT 10(i)   Contract for the purchase of elecric
		power between Florida Public Utilities
		Company and Gulf Power Company effective
		November 21, 1996.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


FLORIDA PUBLIC UTILITIES COMPANY
(Registrant)


By /s/ George M. Bachman
George M. Bachman, Treasurer & CFO


By /s/ John T. English
John t. English, President & CEO

Dated: September 19, 2001