Form 10-Q
period 2001-09-30
FLORIDA PUBLIC UTILITIES CO
filed 2001-11-13
CIK 37643

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                  FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At October 31, 2001 there were 2,854,663 shares of $1.50 par value common shares outstanding.


                       FLORIDA PUBLIC UTILITIES COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               (in thousands)

                                        September 30,      December 31,
                                            2001              2000
ASSETS

Utility Plant                                $142,549          $132,903
  Less accumulated depreciation                51,116            48,703
  Net utility plant                            91,433            84,200
Current Assets
  Cash                                             92                66
  Accounts receivable                           8,659            11,401
  Allowance for uncollectible accounts           (123)             (162)
  Inventories                                   3,083             2,884
  Prepayments and deferrals                       459               452
  Underrecovery of fuel and conservation          179               903
      Total                                    12,349            15,544
Investments Held in Escrow for
  Environmental Costs                           2,877             2,876
  Deferred Charges                              7,680             5,968
      Total                                 $ 114,339         $ 108,588

CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity                $ 28,788          $ 27,510
  Preferred stock                                 600               600
  Long-term debt                               38,500            23,500
      Total                                    67,888            51,610

Current Liabilities
  Notes payable                                 9,460            17,900
  Accounts payable                              4,472            10,337
  Insurance accrued                             2,463             2,389
  Interest accrued                              1,190               625
  Customer deposits                             4,086             4,192
  Overrecovery of fuel                          1,987                 0
  Other                                         4,040             2,577
      Total                                    27,698            38,020

Deferred Credits                                9,271             8,893

Deferred Income Taxes and
  Regulatory Liability                          9,482            10,065
      Total                                 $ 114,339         $ 108,588

See notes to condensed consolidated financial statements.


                       FLORIDA PUBLIC UTILITIES COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (dollars in thousands, except per share data)

                         Three Months Ended         Nine Months Ended
                            September 30,              September 30,
                         2001          2000         2001         2000

Revenues
  Electric           $ 10,857      $ 11,083     $ 30,233     $ 29,795
  Natural gas           6,771         7,553       36,536       26,069
  Propane gas             988           783        4,011        3,220
  Water                   805           763        2,237        2,105
    Total revenues     19,421        20,182       73,017       61,189

  Pass-through expenditures
   including cost
   of fuel             11,819        12,959       48,382       38,044

Gross Profit            7,602         7,223       24,635       23,145

Operating Expenses
  Operations            4,367         3,981       13,159       11,877
  Depreciation          1,199         1,162        3,604        3,503
  Taxes other
  than income taxes       608           595        1,877        1,762
  Income taxes            185           198        1,196        1,208
    Total
    operating expenses  6,359         5,936       19,836       18,350

Operating Income        1,243         1,287        4,799        4,795

Interest Expense         (833)         (885)      (2,549)      (2,566)
Other - Net               128            78          271          203

Net Income                538           480        2,521        2,432

Preferred Stock Dividends   7             7           21           21

Earnings for
Common Stock          $   531       $   473      $ 2,500      $ 2,411

Earnings Per
Common Share          $   .19       $   .17      $   .88      $   .86

Dividends Per
Common Share          $   .19       $   .18      $   .55      $   .52

Average
Shares Outstanding  2,851,128     2,824,431    2,843,198    2,816,744

See notes to condensed consolidated financial statements.

                     FLORIDA PUBLIC UTILITIES COMPANY
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (in thousands)

                                             Nine Months Ended
                                               September 30,
                                            2001           2000

Net Cash Flow provided by
Operating Activities                     $ 6,127        $ 7,456

Cash Flows from Investing Activities
  Construction expenditures              (10,812)        (7,284)
  Other                                      308            110
    Net cash used in investing
    activities                           (10,504)        (7,174)

Cash Flows from Financing Activities
  Net change in short-term borrowings     (8,440)           800
  Net change in long-term borrowings      14,068              0
  Dividends paid                          (1,567)        (1,482)
  Other                                      342            334

    Net cash provided by
    financing activities                   4,403           (348)

Net change in cash                            26            (66)

Cash at beginning of period                   66            165

Cash at end of period                    $    92        $    99

See notes to condensed consolidated financial statements.


                     FLORIDA PUBLIC UTILITIES COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

1. In the opinion of the Company the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company's business the operating results for the period are not necessarily indicative of the results that may be expected for the full year. For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends. At September 30, 2001, under the most restrictive provision, approximately $6,200,000 of retained earnings were unrestricted.

3. The Company issued First Mortgage bonds (insured quarterly notes) to the public for an aggregate amount of $15,000,000 on September 27, 2001. The callable bonds have an interest rate of 6.85% with a maturity date of October 1, 2031.

4.       Segment information is summarized as follows (in thousands):

         Three months ended:
                                 Regulated                Non-Regulated
        September 30, 2001   Gas  Electric   Water  Propane Gas  Consolidated

        Revenues          $6,771   $10,857   $ 805         $988       $19,421
        Operating Income     296       733     212            2         1,243

        September 30, 2000

        Revenues           7,553    11,083     763          783        20,182
        Operating Income     339       776     214          (42)        1,287

	Nine months ended:
                                 Regulated                Non-Regulated
        September 30, 2001   Gas  Electric   Water  Propane Gas  Consolidated

        Revenues         $36,536   $30,233 $ 2,237       $4,011       $73,017
        Operating Income   2,091     1,967     512          229         4,799

        September 30, 2000

        Revenues          26,069    29,795   2,105        3,220        61,189
        Operating Income   2,133     1,994     537          131         4,795

Notes:
a. Operating income consists of revenues less operating expenses and does not include interest and other income.

b.	Total assets have not changed materially from December 31, 2000.

5.	Recent Accounting Pronouncements
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The effects of applying SFAS Nos. 133 and 138 through September 30, 2001 were not material to the Company's financial statements.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is in the process of evaluating the impact of implementing SFAS 143 and is unable to estimate the effect, if any, on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes, with exceptions, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact of implementing SFAS 144 and is unable to estimate the effect, if any, on the Company's financial statements.

6.	Subsequent Events

The Company anticipates issuing $14,000,000 of Palm Beach County municipal bonds (Industrial Development Revenue Bonds) on or around November 14, 2001 to finance development in the area. The interest rate on the thirty-year callable bonds is expected to be 4.90% The funds will be available from a trustee as construction is performed during 2001, 2002, and 2003.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition. The Company has a $20,000,000 line of credit with its primary bank of which $4,460,000 is outstanding, a $2,500,000 line of credit with a secondary bank which is all outstanding, and a short-term note of $2,500,000 payable on October 1, 2001. The primary line and note provide for interest at LIBOR plus fifty basis points and the line of credit at the second bank is at LIBOR plus thirty basis points. The Company is approved by the Florida Public Service Commission to borrow up to $25,000,000 on a line of credit basis, $24,000,000 of which is available for general corporate purposes, with the remaining $1,000,000 reserved as a contingency for major storm repairs in the Marianna electric division.

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

The Company issued First Mortgage bonds (insured quarterly notes) to the public for an aggregate amount of $15,000,000 on September 27 2001. The callable bonds have an interest rate of 6.85%, with a maturity date of October 1, 2031.

The Company anticipates issuing $14,000,000 of Palm Beach County municipal bonds (Industrial Development Revenue Bonds) on or around November 14, 2001 to finance development in the area. The interest rate on the thirty-year callable bonds is expected to be 4.90. The funds will be available from a trustee as construction is performed during 2002, 2002, and 2003.

A construction contract was executed with a generation facility located in Palm Beach County to construct a gas line to the facility. The estimated cost of constructing the line is $5,400,000 with completion by February 2002. Proceeds from the Palm Beach County municipal bonds will be used to finance the project.

Overview. The Company is organized into three regulated operations: natural gas, electric and water, and a non-regulated operation, propane gas. The water operations are not significant, approximating 3% of 2001 revenues.

The Company provides merchandise sales and piping services that are included in other income. A new "Hearth and Patio" retail store is opening in the electric operating area in November 2001 and will offer upscale energy products.

Results of Operations.

Summary of Gross Profit:              Quarter Ended September 30,
    (in thousands)                         2001          2000

  Natural Gas                           $ 3,243       $ 3,137
  Propane Gas                           $   613       $   524
  Electric                              $ 2,977       $ 2,834

                                       Year to Date September 30,
                                           2001          2000

  Natural Gas                          $ 11,803      $ 11,314
  Propane Gas                          $  2,260      $  2,016
  Electric                             $  8,431      $  7,804

Gross Profit. Gross Profit, defined as gross operating revenues less fuel costs, conservation and unbundling costs, and taxes based on revenues that are passed through to customers, provides a more meaningful basis for evaluating utility operations. Fuel, conservation, and unbundling costs along with taxes passed through to customers have no effect on results of operations and fluctuations in such costs distort the relationship of gross operating revenues and gross profit (net revenues retained by the Company for operating purposes).

Contributing to variations in gross profits are the effects of seasonal weather conditions, the timing of rate increases, and the migration of winter residents and tourists to Florida during the winter season.

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

Natural and Propane Gas Service. Natural gas service gross profit increased $106,000. The gross profit increased primarily due to a 4% increase in dekatherm sales along with $42,000 in newly assessed late fees in 2001. Propane service experienced an increase in gross profit of $89,000 due to increased dekatherm sales that were influenced by a new start up operation along with billing $6,000 in late fees in 2001.

Electric Service. Electric service gross profit increased $143,000, KWH consumption increased 5% excluding General Service Large Volume customers and customer growth was relatively flat. The consumption increases contributed to the gross profit increase, along with last year's reduction to revenue of $112,000 to reserve for estimated over-earnings. The Company began charging late fees from customers in 2001 that added approximately $38,000 for electric customers during the quarter.

Interest. Interest expense decreased over $51,000 due to lower interest rates in 2001.

Other - Net. Income from merchandise and services increased over $83,000. The gas division's conservation program contributed to merchandise sale increases by offering rebates to customers on merchandise purchases.

Operating Expenses. Operating expenses in 2001 increased by $386,000, or 9%, excluding cost of fuel, unbundling and conservation expenses, taxes passed on to customers, and income taxes. In 2001 the Company added to its labor force resulting in additional payroll expense of $210,000 and other labor related expenses. Excluding labor increases, maintenance expenses decreased $62,000 and operation expenses were up $238,000.

The added payroll is due to supporting growth, a new customer information and billing system, a start up operation for the new Fernandina propane division, new conservation programs, a change in the Human Resource Manager, hiring two safety directors, the change of all vehicle maintenance to in-house, and new positions in the water department as required by regulation and growth. The water positions and related expenditures will be recovered in future revenue as they were included in the recent rate cases approved by the Florida Public Service Commission. Conservation expenses including payroll are recovered in revenue each month. The safety directors should assist in lowering workman's compensation insurance costs and lost time. The start up propane operation is expected to generate adequate revenue to cover operating costs within two years and performing vehicle maintenance in-house should produce savings in the future.

Maintenance decreases were due to a reduction in tree trimming in the electric divisions. Operation expenses were up due to a more sophisticated and outsourced billing system, medical and pension credits in the prior year, and increased selling expenses in the natural gas area due to expanding marketing efforts.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

Natural and Propane Gas Service. Natural gas service gross profit increased $489,000 principally due to a 4% increase in average customers and consumption, excluding transportation and off-system sales. The customer growth along with colder weather in January and March of 2001 contributed to the increased consumption. In addition the Company began charging late fees in 2001 that amounted to over $122,000.

Propane gas gross profit increased $244,000. The Fernandina start up operation generated $75,000 of the increase with cold weather in January and March contributing to the remaining increase. In addition new late fees in 2001 amounted to $18,000.

Electric Service. Electric service gross profit increased $627,000. Average customers increased over 2% and consumption increased 3% excluding General Service Large Volume customers. The customers and consumption increases were contributing factors to the gross profit increase. Also, last year $284,000 was reserved for overearnings thereby reducing gross profit. Newly established late fees amounted to over $98,000 in additional revenue in 2001.

Other - Net. Income from merchandise and services increased over $125,000. The gas division's conservation program contributed to merchandise sale increases by offering rebates to customers on merchandise purchases.

Operating Expenses. In 2001, operating expenses increased $1,282,000, or 10.8%, excluding cost of fuel, unbundling and conservation expenses, taxes passed through to customers, and income taxes. In 2001 the Company added to its labor force resulting in additional payroll expense of $680,000 and other labor related expenses. Excluding labor increases, maintenance expenses increased over $145,000 and operation expenses were up $457,000.

The added payroll is supporting growth, a new customer information and billing system, a start up operation for the new Fernandina propane division, staffing of marketing positions, replacement of management positions in Information Technology and Human Resources departments, two full time safety directors, the change of all vehicle maintenance and line locations to in-house, and new positions in the water department as required by regulation and growth. The water positions and related expenditures will be recovered in future revenue as they were included in the recent rate cases approved by the Florida Public Service Commission. The safety directors should assist in lowering workman's compensation insurance costs and lost time. As the start-up propane operation continues it is expected to generate additional revenue to cover operating costs. Performing vehicle maintenance and line locations in-house should produce savings in the future.

Maintenance increases were due to substation maintenance work of $150,000 (including some labor), transmission line access, overhead line balancing related to the cold weather earlier in the year, and unexpected weather related outages. In the gas division we had expenses relating to the repositioning of mains due to road construction projects. Operation expenses increased due primarily to a more sophisticated and outsourced billing system. Additionally, selling expenses increased in the natural gas area due to expanding marketing efforts, along with a $143,000 increase for pensions, medical, and employee benefits.


PART II.

                              OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

(d) The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends. At September 30, 2001, under the most restrictive provision, approximately $6,200,000 of retained earnings were unrestricted.

Item 4. None

Item 6. Exhibits and reports on Form 8-K

(a)	None required

(b)     Reports on Form 8-K:
There were no reports on Form 8-K filed for the quarter ending September 30, 30, 2001.

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

November 12, 2001