Form 10-K
period 2001-12-31
FLORIDA PUBLIC UTILITIES CO
filed 2002-03-18
CIK 37643

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC   20549

                                  FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

     For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment of this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on March 8, 2002, was $53,903,615.

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

At March 8, 2002, there were 2,894,931 common shares outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of Florida Public Utilities Company's Proxy Statement for the
May 14,2002 Annual Meeting of Shareholders are incorporated by reference in
Part III hereof.

                               PART I

Item 1.  	Business

General
The Company was incorporated on April 29, 1925 under the 1925 Florida Corporation Law and is continuing its corporate existence pursuant to such law and its Certificate of Reincorporation, as amended. Recently the Company has been proactive in looking for opportunities to purchase small gas companies to assist in growth. In 2001 two acquisitions took place adding approximately 7,300 customers. The cost of the acquisitions was less than 10% of assets.

Financial Information about Segments
(For additional information see segments in the Notes to Financial
 Statements.)

                                   2001        2000        1999
Revenues
Electric                        $39,050     $39,304     $37,544
Natural Gas                      44,729      38,270      30,287
Propane Gas                       5,399       4,380       3,866
Water                             2,965       2,805       2,401
Consolidated                     92,143      84,759      74,098

Operating income
excluding income tax
Electric                        $ 2,893     $ 3,016     $ 3,173
Natural Gas                       3,295       3,789       3,493
Propane Gas                         431         264         393
Water                               897         932         739
Consolidated                      7,516       8,001       7,798

Identifiable assets
Electric                        $37,753     $36,911     $35,384
Natural Gas                      52,734      42,564      38,355
Propane Gas                      10,728       5,648       4,999
Water                             9,579       9,038       7,199
Common                           29,195      14,885      10,606
Consolidated                    139,989     109,046      96,543

Description of Business
Florida Public Utilities Company (FPU or the Company) is regulated by the Florida Public Service Commission (FPSC), except for propane gas service supplied by it's wholly owned subsidiary Flo-Gas Corporation, and provides natural and propane gas service, electric service and water service to consumers in Florida. The Company is comprised of the following four divisions and number of customers as of December 31, 2001:(1) South Florida division serves natural gas to 29,498 customers and propane gas to 5,939 customers; (2) Central Florida division serves 15,944 natural gas customers and 2,876 propane customers; (3) Northwest Florida division provides electricity to 12,181 customers; and (4) Northeast Florida division serves 13,811 electric customers and 6,966 water customers and 1,323 propane customers.

The economy of the South Florida division relies somewhat on the migration of seasonal residents and tourists during the winter season. Providing stability in South Florida is primarily gas use by small commercial and residential customers. Seasonal residents and tourist continue to play a role in the Central Florida Division; however the I-4 corridor, particularly in Seminole County's Lake Mary/Heathrow area, is producing a greater amount of large business parks, individual corporate buildings and call centers. Volusia County's economy still seems to be dominated by small and privately owned businesses with the major employers being Florida Power and Florida Power & Light which own and operate three power plants in the area. The Northwest Division growth relies on the economies in Jackson, Calhoun and Liberty Counties. All three are dependant upon a variety of agricultural industries mainly involved with timber, peanuts, cotton and beef production. However, the largest employers within the three counties are the Federal, State and County governments involved in correction and rehabilitation centers. There are also a number of smaller industries. Northeast Florida's economy is centered around two large paper mills: ITT Rayonier, Inc. and Jefferson Smurfit Corp. The beach area, Amelia Island, is noted for its fine beaches and resort amenities.

The populations for each division, based on counties in which the service areas are located, as reported by the Untied States Census Bureau, for the year 2000, are as follows:

South Florida  (Palm Beach, Martin, & Broward Counties)          2,881,000
Central Florida (Seminole, Marion, Orange, Levy, Citrus,         2,116,000
                 & Volusia Counties)
Northwest Florida (Jackson, Calhoun & Liberty Counties)             67,000
Northeast Florida (Nassau County)                                   58,000

In Northeast Florida, two large paper mills accounted for 12.1% of total 2001 electric division's operating revenues and 5.2% of the Company's total operating revenues. However, such mills accounted for 4.8% of total 2001 electric division gross profit and 1.6% of the Company's total gross profit.

Natural Gas
The Company receives its total supply of natural gas at twelve City Gate Stations connected to Florida Gas Transmission Company's (FGT) pipeline system. FGT is owned by Citrus Corporation who is jointly owned by Enron Corporation and El Paso Corporation. Due to the joint ownership of FGT, there has been no direct effect on FPU's operations from Enron's bankruptcy. There currently is another interstate natural gas transmission system under construction which will terminate in areas near the Company's existing distribution systems that may have potential for increasing competition in the area of interstate pipeline deliveries of natural gas to the Florida market. Natural Gas is primarily composed of methane which is a colorless, odorless, fuel that burns cleaner than many other traditional fossil fuels. Odorant, which enables one to readily detect a gas leak is added by the interstate transmission company and FPU. Natural gas is one of the most popular forms of energy today. It is used for heating, cooling, production of electricity and it finds many uses in industry. Increasingly, natural gas is being used in combination with other fuels to improve their environmental performance and decrease pollution.

The Company has the adequate redundancy of gate stations in each distribution
system to assure high levels of continuous service to our customers.   The
vast majority of the natural gas the Company distributes is purchased in the Gulf Coast region both onshore and offshore. The Company has not experienced any supply availability issues, or shortage, of natural gas in recent history, nor does it expect any shortages in years to come. In fact the U.S. Department of Energy estimates that there is more than a 60 year supply of natural gas reserves.
(See web site: http://www.fe.doe.gov/education/index.html).

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

The Company has continued to be in full compliance with the Gas Industry Standards Board's (GISB) standards. The GISB was formed to develop a uniform nationwide network of natural gas producers, marketers, gathering systems, pipelines, distribution companies and customers. The GISB's standards place all participants on the same time schedules for procurement, capacity transactions, invoicing, etc. It caused the network to be fully available twenty-four hours per day, 365 days per year.

The Company has gained vast experience directly contracting for gas supplies with marketers and producers while contracting for transportation services from FGT. This experience appropriately postured the Company to be effective in operating within an unbundled industry environment. The Company has maintained the lowest overall cost of gas of all distribution companies regulated by the FPSC. Furthermore, the Company has minimized its charges from FGT by releasing (or subletting) a large portion of its unused capacity and by keeping pipeline imbalances to a minimum, the Company has avoided punitive pipeline charges. All fuel costs and associated savings are passed along to our traditional sales customers. Additionally, the Company has actively reduced demand charges it pays for the pipeline capacity by "subletting" unused capacity, for short-terms, to other shippers on FGT's system. The Company continues to be one of Florida's lowest cost suppliers of natural gas.

The Company continued its activity in Off-System Sales since receiving approval for the appropriate tariff from the Florida Public Service Commission
(FPSC). Off-System Sales allow the Company to broaden its market to include any customer within the state of Florida who currently uses natural gas.
Since inception, Off-Systems Sales have been transacted between the Company and national marketers, electric generators, other gas distributors and agricultural firms, to name a few. The tariff permits for profit sharing between the Company and its customers. The Company will explore future opportunities to keep its total cost of gas as low as possible.

In 2001, the national natural gas market's price volatility stabilized after experiencing unprecedented high levels of volatility and price in the cost of gas. The Company, through its Purchased Gas Adjustment (PGA) mechanism, collected the actual cost of gas from its customers during 2001 for any 2000 under collections. The Company's natural gas sales are affected by weather which results in higher gas sales, per day, during the winter period than during the summer season. The Company's customer portfolio is quite diverse, with the largest customers using natural gas for the generation of electricity. The Company is not dependent on a single natural gas customer for a significant percentage of its total revenue.

The Company has filed the appropriate unbundled tariffs to give its commercial natural gas customers the option of purchasing their gas supplies from third parties. Even though FPU has had the overall lowest gas costs in the Florida market, third party suppliers may be able to offer our customers additional programs which a regulated gas company cannot offer. Furthermore, by purchasing their gas supplies from third parties, our commercial customers may avoid certain taxes and fees which FPU is required to collect on the sale of natural gas. The Company's operating results would not be affected as the Company realizes the same operating margin regardless of whether the customer purchases the gas from the Company or uses our system to transport the gas. The Company officially offered unbundled services to commercial customers on August 1, 2001. The FPSC allows the Company to be reimbursed by its customers for the incremental cost of providing unbundled services.

Electricity
The Company provides electrical service to customers in Jackson, Calhoun, Liberty and Nassau counties in Florida.

Wholesale electricity is purchased from two suppliers, The Southern Company and Jacksonville Electric Authority. In 1996, long-term purchased power contracts were executed with both suppliers that will continue through 2007. The Southern Company provides electrical power to the Northwest Division and the Jacksonville Electric Authority provides electrical power to the Northeast Division. Less than 1% of the Company's power supply is purchased on an as available basis from a self-generating paper mill located in Fernandina
Beach. These long-term contracts allow the Company to offer customers the lowest rates in the State of Florida.

The Company is not a generating utility, which results in environmental regulations having minimal effect on our operations.

Both the Northwest and Northeast Divisions are located in northern Florida which experiences a variety of weather patterns. Hot summers and cold winters ensure that electrical sales are not extremely seasonal in nature.

The Company has no dependence upon any major customers. No single customer accounts for more than 10% of electric sales or profit.

The electric utility industry has not been deregulated in the State of Florida. All customers within a given service or franchise area purchase from the single electricity provider in that area.

Propane
Florida Public Utilities purchases it's supply of propane gas from several different wholesale companies such as Dynegy, Propane Resources, Sea3 of Tampa and Harper Industries. Propane is transported to Florida via ocean-going barges to seaport terminals in Tampa and Ft. Lauderdale, by railcar and through the Dixie Pipeline ending at Alma, Georgia. The propane supply infrastructure is more than adequate to meet the needs of the industry in Florida for the foreseeable future.

Propane is a non-pollutant, therefore it is not effected by environmental regulations. However, propane is a hazardous material and as such is subject to strict code enforcement and safety requirements as outlined in the National Fire Protection Code 58, Code 54 and various other state and local codes.

The sales volume of propane is effected by the season, tourism, weather, and the influx of temporary residents. Florida typically has a tourist season that coincides with the winter season. Approximately 40% of all propane volumes are sold during the winter season which begins in November and ends in March. The propane division's sales volumes and revenues are closely balanced between residential and commercial customers. One of the strategies of the Company is to become less weather dependant by concentrating on the marketing of appliances that are not used for heating air. Water heaters are an excellent way to become less weather reliant. The propane division does not have any one customer that represents more than five percent of the overall sales volume or more than two percent of overall revenues.

There is significant competition in the propane business. Our propane business competes directly with other distributors of propane, natural gas and electric. Consolidation in the propane industry will continue to provide Florida Public Utilities with opportunities to expand market share. FPU competes on the basis of fair priced energy and excellent customer service.

Regulation
The Florida Public Service Commission, pursuant to State Statutes, has authority encompassing natural gas and electric rates, conditions of service, the issuance of securities and certain other matters affecting the operations of the Company. The water segment of the business was subject to FPSC regulation until September 17, 2001 when the Board of Nassau County rescinded the FPSC jurisdiction.

Franchises
We hold franchises in most of the incorporated municipalities and in one of the counties (Jackson County) where we provide natural gas, electric and water services. These franchises generally have terms from 15 to 30 years and terminate at various dates. We are in negotiations with some municipalities in which our franchises have lapsed. We continue to provide services in these municipalities and do not anticipate any interruption in our service.

Employees
On December 31, 2001 the Company had 358 employees, of whom 101 were covered under union contracts with two labor unions, the International Brotherhood of Electrical Workers and the International Chemical Workers Union.

Research Expenditures and Environmental Regulations
Environmental regulations do not have a material impact on the company. The Company does not engage in research activities.

Competition
Generally, in municipalities and other areas where the Company provides natural gas, electric and water services, no other utility directly renders such service. Propane gas has several propane competitors competing on price and service.

Item 2.   Properties

The Company's properties consist primarily of distribution systems and related facilities. At December 31, 2001 the Company owned 22 miles of electric transmission lines and 1,034 miles of electric distribution lines. The gas properties distribute gas through 1,358 miles of gas main. The water property consists of deep wells, pumping equipment, water treatment facilities and a distribution system. The propane gas systems operated by the Company's subsidiary have bulk storage facilities and tank installations on the customers' premises.

Certain properties of the Company and the shares of Flo-Gas Corporation, a wholly-owned subsidiary, are subject to a lien collateralizing the funded indebtedness of the Company under its Mortgage Indenture.

Item 3.   Legal Proceedings

In the area of environmental matters the Company has several contamination sites in various stages of assessment investigation; see "Contingencies" in the Notes. The Company believes that all future contamination assessment and remedial costs, legal fees and other related costs will not be in excess of the rate relief granted the Company and insurance settlement proceeds received.

On or about October 18, 2000, Violet Skipper, PC Buyers, Inc. and Thomas Wade Skipper filed suit against FPU in the Circuit Court for Palm Beach County, Florida. The case was later transferred to Jackson County, Florida. The lawsuit alleged that FPU failed to properly install and/or maintain electrical power lines, utility poles and related equipment which allegedly caused a fire that spread to and eventually destroyed a warehouse/office facility that was owned by Violet Skipper, that housed the place of business of the corporate plaintiff and that contained property therein owned by all the plaintiffs. The warehouse/office facility was located in Jackson County, Florida. Plaintiffs alleged damages in excess of $1,000,000. FPU has denied the claims in the complaint and is vigorously defending the claims on the theory that the alleged fire started within the warehouse/office facility and not at or in FPU's electrical equipment.

On or about August 13, 2001, Darrell Glenn filed suit against FPU in the Circuit Court for Palm Beach County, Florida. The case was later moved to Nassau County, Florida where it is pending. The lawsuit alleged that the employee of a painting subcontractor was shocked and injured on May 16, 2001 while painting electrical equipment at FPU's step-down site in Fernandina Beach, Florida. His employer was operating under an agreement that required it to supervise its own workers. The plaintiff claims FPU was negligent and that its negligence caused his injuries to his torso which experienced some degree of burn. The plaintiff has not specified an amount of claim, but FPU intends to bring the subcontractor into this action as a third-party defendant and seek indemnification and contribution from the subcontractor. FPU intends to vigorously defend this claim and to pursue the third-party claim against the subcontractor.

In the event that the Company does not prevail in these suits, there may be a material adverse effect on the financial statements. However, FPU believes there are meritorious defenses to the pending litigation discussed above but is unable to provide an evaluation of the likelihood of an unfavorable outcome or provide an estimate of the amount or range of potential loss.

The Company is also involved with other various claims and litigation incidental to its business. In the opinion of management, none of these incidental claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

                                  PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

QUARTERLY STOCK PRICES AND DIVIDENDS PAID

   The Company's common shares are traded on the American Stock Exchange under the symbol FPU. The quarterly cash dividends paid and the reported price range per share of FPU common stock for the most recent two years were as follows:

                                         2001                 2000
                                        ------               ------
                                    Low   -   High       Low   -   High
STOCK PRICES

  Quarter ended
  March 31                       $14.05   -  $16.20   $13.13   -  $17.13
  June 30                         14.40   -   17.49    13.19   -   19.50
  September 30                    15.20   -   17.26    15.63   -   17.88
  December 31                     15.60   -   17.35    13.75   -   16.75

DIVIDENDS PAID

  January 1                                 $ 0.18                $ 0.17
  April 1                                     0.18                  0.17
  July 1                                      0.185                 0.18
  October 1                                   0.185                 0.18

On March 8, 2002, there were approximately 2,674 holders of the Registrant's Common Stock including individual participants in security position listing.

It is the Company's intent to continue to pay quarterly dividends in the foreseeable future. The dividend policy is reviewed on an ongoing basis and is dependent upon the Company's expectation of future earnings, cash flow, financial condition, capital requirements and other factors.

The Company's Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends. At December 31, 2001 approximately $2,900,000 of retained earnings were free of such restriction.

Recent Sales of unregistered securities

On November 14, 2001 the Company sold Palm Beach County Florida Industrial Development Revenue Bonds in the amount of $14,000,000. Edward D. Jones
& Co., L.P. was underwriter for the bond issue. The aggregate offering price was $14,000,000, with payments relating to the issue of $420,000 in underwriting fees and $349,426 for insurance premiums. The bond proceeds are restricted and held in trust until construction expenditures are actually incurred by the company. (See "Liquidity and Capital Resources" under Item 7 for additional information). The Company issued its First Mortgage Bond, 4.9% Series due 2031 on November 1, 2001 in the aggregate principal amount of $14,000,000 as security for the $14,000,000 Palm Beach Industrial Development Revenue Development Bonds. The pledged bond constitutes the Fifteenth Series of the Company's First Mortgage Bonds.

The exemption from registration is under the authority of Section 382 of the Securities Act of 1933, based on the bond being issued by a state and local government.

Item 6.	Selected Financial Data (in thousands, except per share data)

  Years Ended December 31,       2001     2000     1999      1998     1997
  ------------------------------------------------------------------------
  Revenues                    $92,143  $84,759  $74,098   $76,192  $78,134
  Gross profit                 32,776   31,143   29,342    28,491   26,679
  Net income                    3,052    3,288    3,529(1)  3,068    3,191(1)
  Earnings per common share      1.06     1.16     1.17(1)   1.02     1.07(1)
  Dividends per common share     0.73     0.70     0.66      0.62     0.60
  Total assets                139,989  109,046   96,543    92,406   89,050
  Utility plant - net          97,329   84,200   78,272    75,227   72,724
  Current debt                 20,430   17,900   13,000     8,200    7,600
  Long-term debt               52,500   23,500   23,500    23,500   23,500
  Common shareholders' equity  29,329   27,510   25,866    27,622   26,189

Notes to the Selected Financial Data:

  (1) 1997 and 1999 include gains after income taxes from the sale of non-utility real property of $83, $0.03 per share (1999) and $522, $0.18 per share (1997).

  The acquisitions in late 2001 added approximately $10,700 to total Assets and$3,975 to Utility Plant - Net.
  Revenue recorded in the 2001 year from the acquisitions late in the year was approximately $326.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein. In the following discussion, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

Overview
The Company is organized into three regulated business segments, natural gas, electric and water and one non-regulated business segment, propane gas. The gas and electric segments aggregate approximately 91% of total gross profit.

From the Florida Public Service Commission's (FPSC) perspective the Company operates four distinct regulated "entities" consisting of Northwest Florida (Marianna) electric, Northeast Florida (Fernandina Beach) electric, Northeast Florida (Fernandina Beach) water, and natural gas. The Company considers the Northwest and Northeast electric divisions one electric segment. The Company last received rate increases in the regulated entities as follows: natural gas operations, May 1995; Northwest Florida electric division, February 1994; Northeast Florida electric division, February 1989; and Northeast Florida water in May 2001. The FPSC stopped regulating the water segment of the Company's business on September 17, 2001 due to a resolution passed by Nassau County (for additional information see "Business and Regulation" in the Notes to Consolidated Financial Statements).

The Company's strategic initiative is to concentrate on developing deeper relationships with our customers, including builders and developers. We are approaching them as a total energy company, not just a supplier of gas or electricity. Included in the strategy is a plan to increase the rate of future growth by concentrating on increasing customers and territories using improved marketing programs, along with a goal of acquiring small energy related companies, particularly propane companies. During 2001 the Company made two gas acquisitions, totaling less than 10% of assets, that added approximately 7,300 customers.

Definitions:

Gross Profit. Gross Profit, defined as gross operating revenues less fuel costs, conservation and unbundling costs, and taxes based on revenues that are passed through to customers, provides a more meaningful basis for evaluating our utility operations. Fuel, conservation, and unbundling costs along with taxes passed through to customers have no effect on results of operations and fluctuations in such costs distort the relationship of gross operating revenues between periods. Gross profit is the net revenue retained by the Company for operating purposes.

Summary of Gross profits
(in thousands)                        2001        2000        1999
                                   -------     -------     -------
Natural gas                        $15,854     $15,430     $14,484

Propane gas                          3,106       2,712       2,673

Electric                            10,980      10,321       9,890

Water                                2,836       2,680       2,295

Contributing to variations in gross profit are the effects of seasonal weather conditions, the timing of rate increases, acquisitions, and the migration of winter residents and tourists to Florida during the winter season.

Operating Expenses. Operating expenses exclude fuel costs, conservation and unbundling costs, and taxes based on revenues that are passed through to customers. These operating expenses have no effect on results of operations as they are passed on directly to customers and fluctuations in such costs distort the relationship of operating expenses between periods. These costs are grouped on a separate line of the income statement as "Cost of fuel and taxes based on revenues".

Discussion:

Natural and Propane Gas Service

Natural gas service gross profit increased $424,000 in 2001 principally due to a 4% increase in average customers, an increase in transportation revenues of $216,000, a $91,000 increase relating to the December 14, 2001 asset purchase of the South Florida Natural Gas Company that was part of the Atlantic Utilities purchase, and new late payment fees. The Company began charging late fees in 2001 adding over $161,000 in additional gross profit. Consumption was down for the year by 3%, excluding transportation and off-system sales, primarily due to weak demand in the last quarter of the year caused by mild weather conditions and decreased tourism. Looking forward, we expect the asset purchase will add approximately another $1,347,000 annually to gross profit.

A gas line project for a generation facility located in Palm Beach County was constructed during 2001 and completed in February 2002. The total cost, with resulting increase to total assets, is anticipated to be approximately $5,800,000, with $3,100,000 expended and recorded in 2001. The Company has a 30-year agreement that will realize an 11.17% return on the net invested cost of the project, which began billing in February 2002. We expect that total revenue will increase approximately $1,113,000 in 2002, $1,184,000 in 2003, and $1,159,000 in 2004, decreasing yearly as construction costs are depreciated. Because the project does not involve purchasing gas, the gross profit will increase by approximately the same amounts (99.5% of the revenue). After operating costs, interest, and income taxes, we anticipate this project to increase net income by approximately $368,000 in 2002, $347,000 in 2003, and $335,000 in 2004, decreasing yearly during the 30-year agreement.

A large volume transportation customer is connecting during 2002 with an anticipated annual load of 1,825,000 therms. The customer plans to expand and possibly double the load at sometime in the future. The estimated construction cost to serve the customer is $20,000. They expect to be using gas beginning in May 2002. The estimated revenue for 2002 is around $186,000 with the complete year in 2003 estimated to be $280,000. Because the project does not involve purchasing gas, the gross profit will increase by approximately the same amounts (99.5% of the revenue). There should be minimal impact to any additional operating cost. We anticipate this customer will increase future net income by approximately $115,000 for the partial year in 2002 and $175,000 for 2003.

Propane gas gross profit increased $394,000 in 2001 due to a 4% increase in average customers that resulted in a 22% increase in consumption, and the addition of late payment fees. The start up of the Northeast division's (Fernandina Beach) propane operations amounted to $136,000 of the increase, including the effect of acquiring Z-Gas, a propane company, on October 29, 2001. Z-Gas is expected to add approximately another $90,000 annually to the gross profit next year. Impacting the increase in 2001 was increased bulk commercial customers in the South Florida division, resulting in a 68% increase in consumption and $131,000 of gross profit. New late fees that began in 2001 amounted to $25,000. As the Northeast propane start up business continues it is expected to generate additional gross profit to cover operating costs in the near future.

Natural gas operating expenses, excluding income taxes, increased $918,000 in 2001. General and administrative expenses increased $284,000 and are discussed separately in the administrative expenses section. Increased distribution expenses of $124,000 related to increased payroll and higher costs of performing line locations and supporting growth. Customer accounts expense increased $33,000 due to added payroll and other expenses associated with the new customer information and billing system and growth, along with an additional $147,000 in bad debts. Additional efforts and procedures are being implemented to reduce future bad debt expense. Sales expenses were up $158,000 due to staffing of marketing positions for expanding marketing efforts. Increased property taxes reflecting increased plant and increased valuations, along with additional payroll taxes associated with increased payroll expense added $175,000 to operating expenses. The Atlantic acquisition will increase future expenses.

Propane gas operating expenses, excluding income taxes, increased $226,000 in 2001. Changes to administrative expenses were nominal. The start up of the new Northeast (Fernandina Beach) propane operation added $158,000 of the increased expense. In addition, $23,000 was for increased labor expenses associated with delivery of gas relating to growth, $12,000 was for increased payroll associated with the new billing system and increased bad debts, and $20,000 of the increase related to new marketing efforts to obtain additional customers. The Z-Gas and Atlantic acquisitions will increase future expenses.

Natural gas service gross profit increased $946,000 in 2000. Transportation revenues accounted for $404,000 of the increase as certain customers are opting to purchase their own gas and use our system to transport the gas to their location. The Company realizes the same gross profit regardless of whether the customer purchases the gas from us or uses our system to transport the gas. Excluding the approximate 600 customers in the Central Florida division that converted from propane to natural gas in 2000, the remaining $542,000 increase in gross profit was due principally to an approximate 2.3% increase in average customers as compared with 1999. Consumption increased in greater proportion to the increase in customers due to winter weather colder than 1999. Propane gas gross profit increased $39,000 as compared with 1999. Average customers increased 1.0% from 1999 to 2000, excluding the effect of those customers who converted to natural gas.

In 2000, operating expenses increased $818,000, or 6%, excluding income taxes. Other than the general increases in all classifications of expense, there were increases in gas line locating expenses, expenses related to increasing the gas pressure in our mains and services, expenses attributable to the implementation of a new customer information system, and start-up expenses attributable to the propane gas service in Fernandina Beach, which commenced October 1, 2000. Additional marketing staff and customer service costs, also contributed to increased expenses.

Electric Service

Electric service gross profit increased $659,000 in 2001. Average customers grew by 2% for the year with the consumption per customer relatively flat.
The customer growth accounted for approximately $200,000 of the increase, with new late fees that started during the year adding $134,000. A decrease in the prior year's gross profit of $305,000 for pending refunds to customers for over earnings accounted for part of this increase. The Company did not have any over earnings adjustment in 2001 and does not expect to ordinarily over earn in the future.

Operating expenses, excluding income taxes, increased $783,000 in 2001. General and administrative costs increased $447,000 which is discussed below in the administrative section. Maintenance expenses increased by $126,000 due to substation maintenance work of $150,000 (including labor) and $55,000 for overhead conductors including overhead line balancing relating to cold weather early in the year in the Northeast division. Lower maintenance expenses in the Northwest division offset these increases. Customer accounts expenses increased over $58,000 due to additional payroll related to the new customer information and billing system and growth, along with an additional $25,000 in bad debts. Additional efforts and procedures are being implemented to reduce future bad debt expense.

In 2000, electric service gross profit increased $431,000. Average customers increased approximately 3% which was the major factor contributing to the gross profit increase. There were provisions for rate refunds in both the current and prior year.

In 2000, operating expenses increased $588,000, or about 9%. In addition to across the board increases in all classifications of expense, there were increases in expenses attributable to the implementation of a new customer information system and increases in all areas of maintenance expense, including tree trimming costs.

Water Service

Gross profit from the water segment in 2001 accounts for less than 9% of the Company's total gross profit and is not materially significant. Gross profit increased $156,000 due to 2% customer growth and a rate increase on May 17, 2001 that added approximately $225,000 gross profit annually.

Expenses for operations were up in 2001 by $191,000 primarily due to increased administrative expenses of $82,000, customer service expenses of $34,000, property and payroll taxes of $44,000, and water treatment expenses of $11,000. The administrative expenses are discussed below. The customer service increase was to support growth and a new customer information and billing system. Water treatment expenses included adjusting chlorine systems to coordinate with a new plant. In addition, there was increased labor expenses as required by increased regulation and growth with the positions recovered in the recent rate cases approved by the FPSC.

Gross profit from the water segment in 2000 accounts for less than 9% of the Company's total gross profit and is not materially significant. Gross profit increased by $386,000 primarily due to customer growth and a rate increase on April 1, 2000 that added approximately $363,000 to the annual gross profit.

In 2000, operation expenses increased $192,000. In addition to across the board increases in all classifications of expense, additional expenses were incurred that were recovered in the rate increase.

Administrative Expenses

Administrative expenses for 2001 increased $813,000. Growth and the cost of a more sophisticated billing system caused most of the increase. Also, payroll expenses increased $195,000 due to replacing two management positions and hiring two safety directors. The safety directors should assist in lowering workman's compensation insurance costs and lost time. Other expenses that increased were medical insurance costs of $60,000, pension cost of $175,000, and employee benefit costs of $48,000.

In 2000, the administrative expenses are included in the discussion of each segment as part of their increased operating expenses.

Interest Charges and Other Interest charges consist of interest on bonds, short-term borrowings and customer deposits. Interest charges on long-term debt increased due to two additional bond issues totaling $29,000,000. On September 27, 2001 there was a $15,000,000 bond issued and on November
14, 2001 there was a $14,000,000 bond issued. Short-term interest expense decreased primarily due to decreased interest rates, although it is effected by fluctuations in the amounts borrowed under the line of credit. For detailed information see "Notes Payable" and "Capitalization" in the notes to financial statements.

Mergers and Acquisitions

In October 2001, Florida Public Utilities Company acquired Z-Gas Company, Inc., a propane gas service distribution company in a stock for stock transaction valued at approximately $600,000. The transaction involved the issuance of 31,960 shares of the company's stock and $20,000 of cash. The acquisition was accounted for under the purchase method of accounting. The merger added about 1,000 customers to the propane operation in the Northeast Florida Division.

In December 2001, Florida Public Utilities Company acquired certain net assets of Atlantic Utilities, the Florida operation of Southern Union Company in a cash transaction valued at approximately $10,000,000. Approximately $250,000 of the purchase price was withheld pending title clearance for real property in Lauderhill. The acquisition was accounted for under the purchase method of accounting. Atlantic Utilities served about 4,400 natural gas customers in New Smyrna Beach and about 1,900 propane customers in central and south Florida.

Based on preliminary estimates, the excess of the consideration paid over the estimated fair value, or the depreciated original cost for regulated entities, of net assets acquired of approximately $5,900,000 was recorded as goodwill and according to Financial Accounting Standards (FAS) Nos. 141 and 142 is not being amortized. There could be amortization if intangibles other than goodwill are identified. FPU is in the process of obtaining additional supporting documentation from the seller of Atlantic Utilities to refine the purchase price. For additional information concerning the acquisitions, see "Mergers and Acquisitions" in Notes to Consolidated Financial Information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operating activities was $7,639,000 in 2001, $6,834,000 in 2000, and $7,543,000 in 1999. The increase in 2001 is primarily the result of a reduction in accounts receivables due to increased collection efforts and going from a $902,000 under recovery of energy costs to an over collection of $1,456,000, offset by a reduction to accounts payable due to lower energy bills. Most of the decrease in 2000 relates to the escalation of fuel prices which caused accounts receivable and accounts payable to increase and fuel costs to go from over recovery of $1,306,000 in 1999 to under recovery of $902,000 in 2000.

Cash flows used from investing activities for construction averaged about $8.1 million through the five years ending 1999. For the 2001 year, $13,962,000 was spent due to several projects in addition to normal construction. A project under contract with a generation facility, located in Palm Beach County, began involving the construction of a gas line to the facility. The estimated cost of constructing the line is $5,800,000, with approximately $3,100,000 expended in 2001. Completion is expected in 2002. Proceeds from the Palm Beach County municipal bonds, discussed in the "New Bond Issues" section below, will be used to finance the project. Also approximately $1,500,000 was spent to rebuild a 138KV electric line and $538,000 to construct a new office in the Central Florida division. In 2000 there was additional capitalized costs over normal expenditures of $1,348,000 relating to the new customer information system.

In 2001, cash flows used by investing activities other than construction projects included acquisitions of two companies amounting to $9,875,000 and a $8,808,000 increase for restricted funds placed in long-term investments that will be used for future construction expenditures in Palm Beach County (see the "New Bond Issues" section below for details). The acquisitions were financed from proceeds of the First Mortgage bonds detailed below.

Since portions of the Company's business are seasonal throughout the year, short-term debt is used to meet working capital requirements. The Company also borrows under lines of credit to finance portions of its capital expenditures, pending refinancing at a later date through the issuance of equity or long-term debt, depending upon prevailing market conditions.

The Company has a $20,000,000 line of credit with its primary bank of which at December 31, 2001, $2,070,000 is available and a $2,500,000 line of credit with a secondary bank which is all fully borrowed. The primary line provides for interest at LIBOR plus fifty basis points and the line of credit at the second bank is at LIBOR plus thirty basis points. The Company has reserved $1,000,000 as a contingency for major storm repairs in the Northwest Florida electric division. The weighted average interest rates at December 31, 2001, 2000, and 1999 were approximately 2.4%, 7.1%, and 6.3% respectively.

The Company has no material commitments for construction expenditures, with the exception of $2,700,000 committed for the Lake Worth generation project that will be funded from the restricted funds held in long-term investments (see new bond issues). Capital expenditures for 2002 have been budgeted for $13,426,000, of which approximately $8,700,000 will be funded from cash and operating activities and, $4,800,000 from the restricted bond issue. For additional information see "Notes Payable" and "Capitalization" in the Notes.

The Company anticipates that future construction expenditures and potential acquisitions will require additional debt and/or equity financing, most likely in 2002 or 2003. Most recently the Company used debt financing for all cash requirements, including acquisitions because of the favorable interest rate environment. The Company will issue equity or long-term debt depending upon prevailing market conditions and availability. The Company does not use any off-balance sheet financing structures and does not have any partnerships or synthetic leases.

Long-term debt has sinking fund payments that begin in 2008. Lines of credit are for generally a year and are renewed annually.

New Bond Issues

The Company's 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property. At December 31, 2001, such calculation would permit the issuance of approximately $25,000,000 of additional bonds.

Florida Public Utilities Company (FPU) filed an application on December 12, 2000, seeking Commission approval pursuant to Section 366.04, Florida Statutes <www.leg.state.fl.us/statutes> and Chapter 25-8, Florida Administrative Code, to issue and sell and/or exchange any combination of long-term debt, short-term notes and equity securities and/or to assume liabilities or obligations as guarantor, endorser or surety during calendar year 2001. FPU filed an amendment to its original application on January 19, 2001, which increased the dollar amount of its authority to $60 million in long-term debt, short-term notes and equity securities, or any combination thereof. Notice of FPU's application was given in the Florida Administrative Weekly on February 9, 2001. The Company received approval from the Florida Public Service Commission to issue a total aggregate debt amount not to exceed $60 million on March 14, 2001. On April 17, 2001, stockholders approved an amendment to the Company's Certificate of Reincorporation to increase the authorized shares of Common Stock from 3,500,000 to 6,000,000 shares.

The Company issued its First Mortgage Bond, 6.85% Series due 2031 on September 27, 2001 in the aggregate principal amount of $15,000,000 as security for the 6.85% Secured Insured Quarterly Notes, due October 1, 2031 (IQ Notes). Interest on the pledged bond accrues at the rate of 6.85% per annum payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, payable initially on January 1, 2002. The pledge bond constitutes the Fourteenth Series of the Company's First Mortgage Bonds.

The Company issued $14,000,000 of Palm Beach County municipal bonds (Industrial Development Revenue Bonds) on November 14, 2001 to finance development in the area. The interest rate on the thirty-year callable bonds is 4.90%. The bond proceeds are restricted and held in trust until construction expenditures are actually incurred by the company and will be available from the trustee as construction is performed in the county during 2001, 2002, and 2003. In 2001 $5,362,000 was drawn from the restricted funds held by the trustee, leaving $8,008,000 available after closing costs. $4,800,000 is expected to be used in 2002. The Company issued its First Mortgage Bond, 4.9% Series due 2031 on November 1, 2001 in the aggregate principal amount of $14,000,000 as security for the $14,000,000 Palm Beach Industrial Development Revenue Development Bonds. The pledged bond constitutes the Fifteenth Series of the Company's First Mortgage Bonds.

Impact of Recent Accounting Standards

Financial Accounting Standard No. 133 and 138
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The effects of applying SFAS Nos. 133 and 138 through December 31, 2001 were not material to the Company's financial statements and are not expected to effect future operations as the Company does not expect to enter into significant derivative instruments.

Financial Accounting Standard No. 141 and 142
In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting. SFAS No. 142 specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. The effects of adopting SFAS Nos. 141 and 142 on the recent acquisitions required use of the purchase method and resulted in goodwill that will have to be tested for impairment beginning in 2002.

Financial Accounting Standard No. 143
In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is in the process of evaluating the impact of implementing SFAS 143 and feels that other than changing the methodology of depreciation and increasing administrative efforts, the effect on operating results will be immaterial and feels the impact on the regulated portion of the business, if any, would be an allowable item for recovery in the Company's rates.

Financial Accounting Standard No. 144
In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes, with exceptions, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact of implementing SFAS 144 and is unable to estimate the effect, if any, on the Company's financial statements but feels the regulated portion of an impact, if any, would be an allowable item for recovery in the Company's rates.

OTHER

Effects of Inflation

The Company's tariffs associated with its utility operating divisions provide for fuel clauses through which rates charged to customers are adjusted for changes in the cost of fuel on a reasonably current basis. Increases in other utility costs and expenses not otherwise offset by increases in revenues or reductions in other expenses could have an adverse effect on earnings due to the time lag associated with obtaining regulatory approval to recover such increased costs and expenses, and the uncertainty of whether regulatory commissions will allow full recovery of such increased costs and expenses.

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

Critical Accounting Policies
The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 -
"Accounting for the Effects of Certain Types of Regulation" (SFAS 71).
In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. As a result, a regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate making process, there will be a corresponding increase or decrease in revenues.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

All financial instruments held by the Company were entered into for purposes other than for trading. The Company has market risk exposure only from the potential loss in fair value resulting from reasonably possible changes in interest rates. The Company has no exposure relating to commodity prices because the Company, under its regulatory jurisdictions, is fully compensated for the actual costs of commodities (primarily natural gas and electricity) and also passes through fluctuations in propane costs to customers. The Company has no exposure to equity risk as it does not hold any equity instruments. The Company's exposure to interest rate risk is limited to investments held in escrow for environmental costs, investments from restricted bond proceeds, and long-term debt. The investments held in escrow for environmental costs have gained in market value by $49,000 as of December 31, 2001 and mature from 2001 to 2004. We expect to hold these securities until maturity. The restricted funds will be used during the next two years. Therefore, the Company does not believe it has material market risk exposure related to these instruments. The cost of long-term debt is included as a recovered cost in revenue for the regulated operations and as such the Company is reimbursed for interest costs. Therefore, disclosure of the change in fair value due to reasonably possible near term changes in interest rates is not meaningful.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
                                           Years Ended December 31
                                          -------------------------
                                         2001       2000        1999
Revenues                                ------     ------      ------
  Electric                             $39,050    $39,304     $37,544
  Natural gas                           44,729     38,270      30,287
  Propane gas                            5,399      4,380       3,866
  Water                                  2,965      2,805       2,401
                                       -------    -------     -------
    Total revenues                      92,143     84,759      74,098
  Cost of fuel and taxes
    based on revenues                   59,367     53,616      44,756
                                       -------    -------     -------
Gross profit                            32,776     31,143      29,342
                                       -------    -------     -------
Operating Expenses
  Operations                            14,718     13,139      12,013
  Maintenance                            3,165      3,013       2,763
  Depreciation and amortization          4,839      4,698       4,557
  Taxes other than income taxes          2,538      2,292       2,211
  Income taxes                           1,249      1,473       1,628
                                       -------    -------     -------
    Total operating expenses            26,509     24,615      23,172
                                       -------    -------     -------
  Operating Income                       6,267      6,528       6,170
                                       -------    -------     -------
Interest Charges and Other
  Merchandise and service revenue       (2,571)    (1,815)     (1,599)
  Merchandise and service expenses       2,316      1,762       1,572
  Other income                            (427)      (372)       (401)
  Other deductions                          30         23          26
  Gain from sale of
   non-utility property                    (15)         -        (134)
  Long-term debt                         2,606      2,235       2,235
  Short-term borrowings                    826        962         473
  Customer deposits and other interest     159        290         260
  Income taxes on interest
   charges and other                       291        155         209
                                       -------    -------     -------
    Total interest charges and other     3,215      3,240       2,641
                                       -------    -------     -------

Net Income                               3,052      3,288       3,529

Preferred Stock Dividends                   29         29          29
                                       -------    -------     -------
Earnings for Common Shares              $3,023     $3,259      $3,500
                                       =======    =======     =======
Earnings Per Common Share               $ 1.06     $ 1.16      $ 1.17

Dividends Paid Per Common Share           0.73       0.70        0.66

Average Shares Outstanding           2,851,305  2,819,510   2,995,721

See Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEETS
(in thousands)                                 December 31
                                           -------------------
ASSETS                                       2001       2000
                                           --------   --------
Utility Plant
  Electric                                 $ 57,212   $ 53,642
  Natural gas                                68,528     56,464
  Propane gas                                 8,993      6,628
  Water                                      12,079     11,512
  Common                                      4,844      4,657
                                           --------   --------
     Total                                  151,656    132,903
  Less accumulated depreciation              54,327     48,703
                                           --------   --------
     Net utility plant                       97,329     84,200
                                           --------   --------
Current Assets
  Cash                                        3,198         66
  Accounts receivable                         7,169      9,970
  Allowance for uncollectible accounts         (131)      (162)
  Unbilled Receivable                         1,482      1,431
  Inventories (at average or unit cost)       3,343      2,884
  Prepayments and deferrals                     670        910
  Under recovery of fuel costs                    -        788
  Under recovery of conservation
   and unbundling                               343        115
                                           --------   --------
     Total current assets                    16,074     16,002
                                           --------   --------
Other Assets
  Investments held in escrow
  for environmental costs                     3,417      2,876
  Restricted Bond Proceeds                    8,008          -
  Deferred charges                            9,260      5,968
  Goodwill                                    5,901          -
                                           --------   --------
Total other assets                           26,586      8,844
                                           --------   --------
Total                                      $139,989   $109,046
                                           ========   ========

CAPITALIZATION AND LIABILITIES

Capitalization
  Common shareholders' equity              $ 29,329   $ 27,510
  Preferred stock                               600        600
  Long-term debt                             52,500     23,500
                                           --------   --------
     Total capitalization                    82,429     51,610
                                           --------   --------
Current Liabilities
  Notes payable                              20,430     17,900
  Accounts payable                            5,637     10,337
  Insurance accrued                           2,257      2,389
  Interest accrued                              877        625
  Other accruals and payables                 3,186      3,062
  Over recovery of fuel costs                 1,800          -
  Customer deposits                           4,454      4,192
                                           --------   --------
     Total current liabilities               38,641     38,505
                                           --------   --------
Other Liabilities
  Deferred income taxes                       7,308      7,437
  Unamortized investment tax credits            861        975
  Environmental liability                     5,237      5,306
  Regulatory tax liabilities                  1,548      1,653
  Customer advances for construction          2,011      1,965
  Storm damage                                1,954      1,595
                                           --------   --------
       Total other liabilities               18,919     18,931
                                           --------   --------
Total                                      $139,989   $109,046
                                           ========   ========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
(dollars in thousands)
                                               December 31,
                                            ------------------
                                              2001       2000
                                             ------     ------
Common Shareholders' Equity
  Common stock, $1.50 par value, authorized
   6,000,000 shares and issued 3,236,975,
   shares in 2001; authorized 3,500,000 and
   issued 3,224,672 shares in 2000           $4,856     $4,837
  Paid-in capital                             9,902      9,661
  Retained earnings                          19,386     18,461
  Treasury stock - at cost (350,691 shares
  in 2001 and 396,867 in 2000)               (4,815)    (5,449)
                                             -------    -------
    Total common shareholders' equity        29,329     27,510
                                             -------    -------
Preferred Stock
  4 3/4% Series A, $100 par value,
  redemption price $106, authorized
  and outstanding 6,000 shares                  600        600
                                             -------    -------
Long-Term Debt
  First mortgage bonds
   Series
     9.57% due 2018                          10,000     10,000
    10.03% due 2018                           5,500      5,500
     9.08 % due 2022                          8,000      8,000
     4.90 % due 2031                         14,000          -
     6.85 % due 2031                         15,000          -
                                            -------    -------
   Total long-term debt                      52,500     23,500
                                            -------    -------
Total Capitalization                        $82,429    $51,610
                                            =======    =======

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(dollars in thousands)

                         Common Stock
                      ------------------                              Treasury
                       Shares  Aggregate  Paid-in  Retained  Treasury  Shares
                       Issued  Par Value  Capital  Earnings   Shares    Cost
                      -------  ---------  -------  --------  -------- --------
Balances as of
December 31, 1998   3,200,860    $4,801    $9,065   $15,686   200,945  $(1,930)
Net income                                            3,529
Dividends                                            (2,011)
Stock plans            11,341        18       279              (9,593)      34
Purchase of
 treasury shares                                              218,464   (3,605)
                    ---------   -------   -------   -------  --------  -------
Balances as of
 December 31, 1999  3,212,201     4,819     9,344    17,204   409,816   (5,501)

Net income                                            3,288
Dividends                                            (2,031)
Stock plans            12,471        18       317             (12,949)      52
Balances as of      ---------   -------   -------   -------  --------  -------
 December 31, 2000  3,224,672     4,837     9,661    18,461   396,867   (5,449)

Net income                                            3,052
Dividends                                            (2,127)
Stock Issuance
 due to Acquisitions                                          (31,960)     439
Stock plans            12,303        19       241             (14,216)     195
Balances as of      ---------   -------   -------   -------  --------  -------
 December 31, 2001  3,236,975    $4,856    $9,902   $19,386   350,691  $(4,815)
                    =========   =======   =======   =======  ========  =======
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                 Years Ended December 31,
                                          ----------------------------------
                                            2001         2000         1999
                                           ------       ------       ------
Cash Flows from Operating Activities
  Net income                             $ 3,052      $ 3,288      $ 3,529
 Adjustments to reconcile net income
 to net cash from operating activities
  Depreciation                             4,839        4,698        4,557
  Deferred income taxes                     (231)         375          641
  Bad debt expense                           417          206          162
  Investment tax credits                    (114)        (117)        (130)
  Other                                       28          (46)         133
  Gain on sale of non-utility property         -            -         (134)

 Effects of changes in
   Receivables                             2,443       (3,184)        (515)
   Unbilled Receivable                        19         (235)          92
   Inventories and prepayments                76        (1007)        (260)
   Accounts payable and accruals          (4,143)       6,550          519
   Over (under) recovery of
   fuel costs                              2,358       (2,208)         446
   Area expansion program
   deferred costs                           (804)        (576)        (945)
   Environmental liability                   (82)         106         (424)
   Other                                    (219)      (1,016)        (128)
   Net cash provided by                   ------       ------       ------
   operating activities                    7,639        6,834        7,543
                                          ------       ------       ------
Cash Flows from Investing Activities
  Construction expenditures              (13,962)     (10,543)      (8,177)
  Payment for purchase of
   Atlantic Company                       (9,792)           -            -
  Payment for purchase of
   Z Gas Company, net of cash acquired       (83)           -            -
  Customer advances for construction          39          320          313
  Purchase of restricted
   long-term investment                   (8,008)           1          256
  Deposit held in escrow for
   dividend payment                         (541)           -            -
  Proceeds from sale of non-utility
   property                                    -            -          154
                                          ------       ------       ------
  Net cash used by investing activities  (32,347)     (10,222)      (7,454)
                                          ------       ------       ------
Cash Flows from Financing Activities
  Short-term borrowings - net              2,530        4,900        4,800
  Long-term borrowings - net of costs     27,022            -            -
  Proceeds from common stock plans           390          387          331
  Dividends paid                          (2,102)      (1,998)      (2,014)
  Purchase of treasury shares                  -            -       (3,605)
  Net cash provided by                    ------       ------       ------
  (used by) financing activities          27,840        3,289         (488)
                                          ------       ------       ------
  Net Increase (Decrease) in Cash          3,132          (99)        (399)

  Cash at Beginning of Year                   66          165          564
                                          ------       ------       ------
  Cash at End of Year                    $ 3,198      $    66      $   165
                                          ======       ======       ======
 Supplemental Cash Flow Information
  Cash was paid during the
  years as follows:
  Interest                               $ 3,379      $ 3,399      $ 2,792
  Income Taxes                             1,396        1,958        1,188

Non-cash investing and financing activities

Purchase of Z-Gas company through
 issuance of 31,960 shares of
 common stock                            $   503            -            -


See Notes to Consolidated Financial Statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Summary of Significant Accounting and Reporting Policies

Business and Regulation Florida Public Utilities Company (the Company) is an operating public utility engaged principally in the purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. The Company is subject to the jurisdiction of the Florida Public Service Commission (FPSC) with respect to its electric, natural gas and water operations. The FPSC stopped regulating the water segment of the Company's business on September 17, 2001 due to a resolution passed by Nassau County (see additional discussion below). The suppliers of electrical power to the Northwest Florida division and of natural gas to the natural gas divisions are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC). The Northeast Florida division is supplied most of its electrical power by a municipality which is exempt from FERC and FPSC regulation. The Company also distributes propane gas through a non-regulatedsubsidiary. The Company's accounting policies and practices conform to generally accepted accounting principles as applied to regulated public utilities and are in accordance with the accounting requirements and rate making practices of the FPSC.

The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 - "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. As a result, a regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate making process, there will be a corresponding increase or decrease in future revenues. Accordingly, the Company has recognized certain regulatory assets and regulatory liabilities in the consolidated balance sheets. The Company believes that the FPSC will continue to allow the Company to recover such items through its rates. A summary of such items is as follows (in thousands):

                                                     2001        2000
Assets
 Deferred development costs                       $ 2,518     $ 1,714
 Under recovery of fuel
  costs, conservation and unbundling                  343         903
 Unamortized piping and conversion costs            1,227       1,336
 Unamortized loss on reacquired debt                  302         325
                                                   ------      ------
    Total Regulatory Assets                       $ 4,390     $ 4,278
                                                   ======      ======

Liabilities
 Regulatory tax liabilities                       $ 1,548     $ 1,653
 Environmental liability                            5,237       5,306
 Storm damage                                       1,954       1,595
 Over recovery of fuel costs                        1,800           -
                                                   ------      ------
     Total Regulatory Liabilities                 $10,539     $ 8,554
                                                   ======      ======

 Deferred development costs and unamortized loss on reacquired debt are included in deferred charges in the consolidated balance sheets.

The Company has agreed with the FPSC staff to limit its earned return on equity for its regulated electric and natural gas operations. The disposition of any excess earnings is left to the discretion of the FPSC, with alternatives including a refund to customers, additional contributions to storm damage reserves, or the reduction of any depreciation reserve deficiency. The excess earnings for 1997, 1998 and 1999 at one of the Company's electric divisions were ordered by the FPSC to be added to that division's storm damage reserve. Since that last order on the 1999 disposition of excess earnings, the FPSC has allowed the company the automatic flexibility of funding the storm damage reserves each year thereafter through use of the excess earnings and allowing additional storm damage accruals up to a cap in those reserves of $1,500,000 and $1,400,000 in the Northeast and Northwest electric divisions, respectively. In 2001, the Company funded it's Northeast division electric storm reserve with an additional $237,000 relating to 2000 excess earnings. In 2001, the Company did not expect any excess earnings and accordingly has not funded any additional amounts to its storm damage reserves. As of the end of 2001, the Northeast and Northwest electric storm reserves were at approximately $1,200,000 and $750,000, respectively.

In 1999, the Company filed for a water rate increase with the FPSC and had a rate increase effective April 2000, with an expected increase in annual revenues of $381,000. The Company filed for a limited proceeding rate increase in its water rates with the FPSC in 2000. The rates became effective May 2001 and they are expected to increase annual revenues by $236,000 or an overall 8.86% increase to rates.

The FPSC stopped regulating the water segment of the Company's business on September 17, 2001 due to Nassau County adopting resolution No. 2001-128 that rescinded the jurisdiction of the FPSC over investor owned water and wastewater utilities in the County. Under Florida law there is a "grandfather" application process under which a utility, subject to such a jurisdictional change, is entitled to receive a certificate of authorization from the County for the same service as certified by the Commission. In such process, the utility is also entitled to have "grandfathered" all rates and charges, regulations and procedures, and rate base until thereafter lawfully changed. The Company is in process of working with the County board on a regulatory agreement.It is unknown what effect, if any, the change or regulatory body will have on the water operations or what additional action the Company will take in this regard.

The Company filed the appropriate unbundled tariffs to give its commercial natural gas customers the option of purchasing their gas supplies from third parties. The Company officially offered unbundled services to commercial customers on August 1, 2001. Even though FPU has had the overall lowest gas costs in the Florida market, third party suppliers may be able to offer our customers additional programs which a regulated gas company cannot offer. Furthermore, by purchasing their gas supplies from third parties, our commercial customers may avoid certain taxes and fees which FPU is required to collect on the sale of natural gas. The Company's operating results will not be affected as the Company realizes the same gross profit regardless of whether the customer purchases the gas from us or uses our system to transport the gas. The FPSC approved various mechanisms, which will allow the Company to be reimbursed for the incremental cost of providing unbundled services.

Revenues

The Company records utility revenues as service is provided and bills its customers monthly on a cycle billing basis. Accordingly, at the end of each month, the Company accrues for estimated unbilled revenues.

The rates of the Company include base revenues, fuel adjustment charges and the pass-through of certain governmental imposed taxes based on revenues. The base revenues are determined by the FPSC and remain constant until a request for an increase in such rates is filed and approved by the FPSC. From the FPSC's perspective, the Company operates four distinct entities (Northwest Florida electric, Northeast Florida electric, Northeast Florida water, and natural gas). Thus, for the Company to recover through rate relief the effects of inflation and construction expenditures for all such entities, a request for an increase in base revenues would require the filing of four separate rate cases. The water segment of the business was subject to FPSC regulation until September 17, 2001, when the Board of Nassau County rescinded the FPSC jurisdiction.Fuel adjustment charges are estimated for customer billing purposes and any under/over-recovery difference between the incurred cost of fuel and estimated amounts billed to customers is deferred for future recovery or refund and either charged or credited to customers. Interest accrues on such under/over-recoveries and is included in the subsequent adjustment.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Flo-Gas Corporation. All significant intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the prior years' financial statements and other financial information contained herein to conform with the 2001 presentation.

Utility Plant and Depreciation

Utility plant is stated at original cost. The costs of additions to utility plant include contracted services, direct labor, transportation, and materials. The costs of units of property retired are removed from utility plant, and such costs plus removal costs, less salvage, are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined not to be units of property are charged to operating expenses. Substantially all of the utility plant and the shares of Flo-Gas Corporation collateralize the Company's First Mortgage Bonds.

Depreciation is computed using the composite straight-line method at rates prescribed by the FPSC for financial accounting purposes. Such rates are based on estimated service lives of the various classes of property. Depreciation provisions on average depreciable property approximate 3.4% in 2001, 3.6% in 2000 and 3.7% in 1999.

Income Taxes

Deferred income taxes are provided on all significant temporary differences between the financial statements and tax basis of assets and liabilities at currently enacted tax rates. Investment tax credits have been deferred and are amortized based upon the average useful life of the related property in accordance with the rate treatment.

Use of Estimates
Inherent in the accounting process is the use of estimates when preparing financial statements in accordance with accounting principals generally accepted in the United States of America. Actual results could differ from these estimates. The Company has used estimates in the preparation of its financial statements including the accrual for uninsured liability claims.
The Company is self-insured for certain liability claims and therefore accrues for estimated losses occurring from both asserted and unasserted claims. The estimate for unasserted claims arising from unreported incidents is based on an analysis of historical claims data and judgment. The accrual for such claims was approximately $600,000 at December 31, 2001.Management believes that its accrual for potential liability claims is adequate.

Notes Payable

The Company has a $20,000,000 line of credit with its primary bank of which at December 31, 2001, $2,070,000 is available and a $2,500,000 line of credit with a secondary bank which is all fully borrowed. The primary line and note provide for interest at LIBOR plus fifty basis points and the line of credit at the second bank is at LIBOR plus thirty basis points. The Company has reserved $1,000,000 as a contingency for major storm repairs in the Northwest Florida electric division. The weighted average interest rates at December 31, 2001, 2000, and 1999 were approximately 2.4%, 7.1%, and 6.3% respectively.

Mergers and Acquisitions

In October 2001, the Company acquired Z-Gas Company, Inc., a propane gas service distribution company in a stock for stock transaction valued at approximately $600,000. The transaction involved the issuance of 31,960 shares of the Company's stock and approximately $20,000 cash. The acquisition was accounted for under the purchase method of accounting. The purchase added about 1,000 customers to the propane operation in the Northeast Florida Division.

In December 2001, the Company acquired certain net assets of Atlantic Utilities, the Florida operation of Southern Union Company in a cash transaction valued at approximately $10,000,000. Approximately $250,000 of the purchase price was withheld pending title clearance for real property in Lauderhill. The acquisition was accounted for under the purchase method of accounting. Atlantic Utilities served about 4,400 natural gas customers in New Smyrna Beach and about 1,900 propane customers in central and south Florida.

Based on preliminary estimates, the excess of the consideration paid over the estimated fair value, or the depreciated original cost for regulated entities, of net assets acquired of approximately $5,900,000 was recorded as goodwill and according to Financial Accounting Standards (FAS) Nos. 141 and 142 is not being amortized. There could be amortization if intangibles other than goodwill are identified. FPU is in the process of obtaining additional supporting documentation from the seller of Atlantic Utilities to refine the purchase price.

The estimated fair market values of assets acquired and liabilities assumed are summarized in the following table:

         Fair Market Value of Assets Acquired and Liabilities Assumed
                                (In Thousands)

------------------------------------------------------------------------
                                       Atlantic
                                       Utilities                Z-Gas
------------------------------------------------------------------------
Assets
Utility Plant
  Natural Gas                            $4,830                 $   -
  Propane Gas                             1,006                   333
  Accumulated Depreciation
   and Amortization                      (2,195)                    -
                                         ------                ------
     Net Utility Plant                    3,641                   333
                                         ------                ------
Current Assets
  Cash                                        0                    14
  Accounts Receivable                       150                    40
  Allowance for Uncollectable
   Accounts                                 (15)                  (17)
  Inventories                               278                    17
                                         ------                ------
     Total Current Assets                   413                    54
                                         ------                ------
Other Assets
  Goodwill                                5,685                   216
  Deferred Charges                          342                     -
                                         ------                ------
     Total Other Assets                   6,027                   216
                                         ------                ------
Liabilities
Current Liabilities
  Interest Accrued                          (12)                    -
  Other Accruals and Payables               (10)                   (3)
  Customer Deposits                        (260)                    -
                                         ------                ------
     Current Liabilities                   (282)                   (3)
                                         ------                ------
Other Liabilities
  Customer Advances for Construction         (7)                    -
                                         ------                ------
     Total Other Liabilities                 (7)                    0
                                         ------                ------
Acquisition Cost                         $9,792                 $ 600
                                         ======                ======

The net utility plant for the natural gas business represents the depreciated original cost according to the regulatory guidelines. For Atlantic Utilities, approximately $3,127 of the goodwill relates to natural gas regulated operations and $2,558 relates to propane operations. All of the Z-Gas goodwill relates to propane operations.

The following unaudited pro forma information combines the consolidated results of operations of Florida Public Utilities Company with those of Z-Gas and Atlantic Utilities as if these acquisitions had occurred at the beginning of 2000.

The pro forma results are not necessarily an indication of the results that would have been achieved had the transactions been consummated as of the date indicated, or that may be achieved in the future.

                                Pro Forma Results
                    (IN THOUSANDS EXCEPT FOR PER-SHARE AMOUNTS)
-----------------------------------------------------------------------
Year Ended December 31,                        2001               2000
-----------------------------------------------------------------------
Revenues                                    $98,061            $88,989
Cost of Fuel and Taxes Based on Revenues     62,689             55,481
                                            -------            -------
Gross Profit                                $35,372            $33,508
Operating Income                            $ 7,103            $ 7,021
Net Income                                  $ 3,800            $ 3,693
Earnings for Common Shares                  $ 3,771            $ 3,664
Average Shares Outstanding                2,877,938          2,851,470
Earnings per Common Share                     $1.31              $1.28

  2001 amounts include actual November and December for Z-Gas and December 15-31, 2001 for Atlantic Utilities.

Capitalization

Common Shares Reserved The Company has reserved 88,725 common shares for issuance under the Dividend Reinvestment Plan and 33,984 common shares for issuance under the Employee Stock Purchase Plan.

Dividend Restriction The Indenture of Mortgage and Deed of Trust and supplements thereto provide for restriction of the payment of cash dividends. At December 31, 2001 approximately $2,900,000 of retained earnings were free of such restriction.

Maturities of Long-Term Debt Sinking fund payments are scheduled to begin in 2008.

Bond Proceeds The Company issued its First Mortgage Bond, 6.85% Series due 2031 on September 27, 2001 in the aggregate principal amount of $15,000,000 as security for the 6.85% Secured Insured Quarterly Notes, due October 1, 2031 (IQ Notes). Interest on the pledged bond accrues at the rate of 6.85% per annum payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, payable initially on January 1, 2002. The pledge bond constitutes the Fourteenth Series of the Company's First Mortgage Bonds.

Restricted Bond Proceeds The Company issued $14,000,000 of Palm Beach County tax free municipal bonds (Industrial Development Revenue Bonds) on
November 14, 2001 to finance development in the area. The interest rate on the thirty-year callable bonds is 4.90%. The bond proceeds are restricted and held in trust until construction expenditures are actually incurred by the Company and will be available from the trustee as construction is performed in the County during 2001, 2002, and 2003. In 2001 $5,362,000 was drawn from the restricted funds held by the trustee, leaving $8,008,000 available after closing costs. The Company issued its First Mortgage Bond, 4.9% Series due 2031 on November 1, 2001 in the aggregate principal amount of $14,000,000 as security for the $14,000,000 Palm Beach Industrial Development Revenue
Development Bonds.   The pledged bond constitutes the Fifteenth Series of the
Company's First Mortgage Bonds.

Segment Information

The Company is organized into three regulated business segments: natural gas, electric and water and one non-regulated business segment, propane gas. There are no material inter-segment sales or transfers.

Identifiable assets are those assets used in the Company's operations in each business segment. Common assets are principally cash and overnight investments, deferred tax assets and common plant.

Business segment information for 2001, 2000 and 1999 is summarized as follows (in thousands):

                                2001        2000       1999
                               ------      ------     ------
Revenues
Electric                      $39,050     $39,304    $37,544
Natural Gas                    44,729      38,270     30,287
Propane Gas                     5,399       4,380      3,866
Water                           2,965       2,805      2,401
                               ------      ------     ------
Consolidated                   92,143      84,759     74,098


Operating income
excluding income tax
Electric                      $ 2,893     $ 3,016    $ 3,173
Natural Gas                     3,295       3,789      3,493
Propane Gas                       431         264        393
Water                             897         932         39
                               ------      ------     ------
Consolidated                    7,516       8,001      7,798


Identifiable assets
Electric                      $37,753     $36,911    $35,384
Natural Gas                    52,734      42,564     38,355
Propane Gas                    10,728       5,648      4,999
Water                           9,579       9,038      7,199
Common                         29,195      14,885     10,606
                               ------      ------     ------
Consolidated                  139,989     109,046     96,543


Depreciation and
amortization
Electric                      $ 2,070     $ 1,969    $ 1,863
Natural Gas                     1,963       2,027      1,998
Propane Gas                       322         284        303
Water                             300         282        260
Common                            184         136        133
                               ------      ------     ------
Consolidated                    4,839       4,698      4,557


Construction expenditures
Electric                      $ 4,418     $ 3,015    $ 2,774
Natural Gas                     7,508       3,300      3,337
Propane Gas                     1,147         757        384
Water                             520       2,100      1,462
Common                            369       1,371        220
                               ------      ------     ------
Consolidated                   13,962      10,543      8,177


Income tax expense
Electric                      $   397     $   475    $   621
Natural Gas                       547         728        729
Propane Gas                        84          26         87
Water                             222         244        191
Common                            290         155        209
                               ------      ------     ------
Consolidated                    1,540       1,628      1,837



Income Taxes

The provision (benefit) for income taxes consists of the following
(in thousands):
                                 2001        2000       1999
                                ------      ------     ------
Current payable
Federal                       $ 1,362     $ 1,039    $   954
State                             232         177        163
                               ------      ------     ------
                                1,594       1,216      1,117
                               ------      ------     ------
Deferred
Federal                          (210)        299        526
State                             (21)         75        115
                               ------      ------     ------
                                 (231)       (374)      (641)
                               ------      ------     ------
Investment tax credit            (114)       (117)      (130)
                               ------      ------     ------
Total - operating               1,249       1,473      1,628


Included in interest
 charges and other                291         155        209*
                               ------      ------     ------
Total                         $ 1,540     $ 1,628    $ 1,837
                               ======      ======     ======

*Includes income tax of $51 on gain from the sale of non-utility property.

The difference between the effective income tax rate and the statutory federal income tax rate applied to pretax income is accounted for as follows
(in thousands):

                                   2001            2000            1999
                                  ------          ------          ------
Federal income tax
 at statutory rate              $ 1,561         $ 1,671         $ 1,824
State income taxes,
 net of federal benefit             139             166             183
Investment tax credit              (114)           (117)           (130)
Other                               (46)            (92)            (40)
                                 ------          ------          ------
Total provision for income
taxes                           $ 1,540         $ 1,628         $ 1,837
                                 ======          ======          ======

The tax effects of temporary differences producing accumulated deferred income taxes in the accompanying consolidated balance sheets are as follows (in thousands):

                                    2001            2000
                                   ------          ------
Deferred tax assets
  Environmental                   $ 2,125         $ 1,997
  Other                               235             446
                                   ------          ------
  Total deferred tax assets         2,360           2,443
                                   ------          ------

Deferred tax liabilities
  Utility plant related             8,748           8,654
  Under recovery of fuel costs        320             798
  Other                               600             428
                                   ------          ------
   Total deferred tax liabilities   9,668           9,880
                                   ------          ------

Net deferred income taxes         $ 7,308         $ 7,437
                                   ======          ======

Employee Benefit Plans
Florida Public Utilities Company sponsors a qualified pension plan and postretirement medical and life benefit plans for its employees. The life plan obligations are de minimis and not reflected in the Company's disclosures.
The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the 2-year period ending December 31, 2001, and a statement of the funded status as of December 31 of both years:


                            Pension Benefits               Other  Benefits
                          2001            2000           2001           2000

Reconciliation of
Benefit Obligation

Prior year obligation
at December 31        $26,186,445     $21,126,637    $ 1,875,972   $ 1,707,660
Service cost              901,220         971,596         77,425        87,596
Interest cost           1,780,967       1,694,069        103,649       118,285
Participant
contributions                   0               0         15,625        12,144
Plan amendments           295,554       3,911,439              0             0
Actuarial (gain) loss  (1,844,718)       (454,127)      (590,995)       19,331
Acquisitions
(divestitures)                  0               0              0             0
Benefit payments       (1,155,419)     (1,063,169)       (71,308)      (69,044)
Curtailments                    0               0              0             0
Settlements                     0               0              0             0
Current year           ----------      ----------     ----------    ----------
 obligation at
 December 31          $26,164,049     $26,186,445    $ 1,410,368   $ 1,875,972
                       ==========      ==========      =========     =========


Reconciliation of Fair Value of Plan Assets

Prior year fair value
 of plan assets at
 December 31          $35,113,920     $36,385,130    $         0    $        0
Actual return on
 plan assets           (1,951,083)       (208,041)             0             0
Acquisitions
 (divestitures)                 0               0              0             0
Employer contributions          0               0         55,683        56,900
Participant contributions       0               0         15,625        12,144
Benefit payments       (1,155,419)     (1,063,169)       (71,308)      (69,044)
Settlements                     0               0              0             0
                       ----------      ----------     ----------    ----------
Current year fair value
 of plan assets at
 December 31          $32,007,418     $35,113,920   $          0    $        0
                       ==========      ==========     ==========    ==========

Funded Status

Funded status at
 December 31          $ 5,843,369     $ 8,927,475   $(1,410,368)   $(1,875,972)
Unrecognized transition
 (asset) obligation             0               0       471,846        514,742
Unrecognized prior
 service cost           7,006,373       7,432,834             0              0
Unrecognized
 (gain) loss          (10,578,578)    (14,335,325)     (397,442)       188,775
                       ----------     -----------     ---------     ----------
Net amount
recognized - prepaid
 / (liability)        $ 2,271,164     $ 2,024,984   $(1,335,964)   $(1,172,455)
                       ==========     ===========     =========     ==========


The following table provides the components of net periodic benefit cost for the plans for fiscal years 2001, 2000, and 1999:

                          Pension Benefits                 Other Benefits
                    2001        2000        1999       2001     2000     1999

Service cost     $ 901,220  $  971,596  $  770,799   $ 77,425 $ 87,596 $ 71,840
Interest cost    1,780,967   1,694,069   1,368,995    103,649  118,285  108,789
Expected return
 on plan assets (2,821,040) (2,785,633) (2,170,746)         0        0        0
Amortization of
 transition (asset)
 obligation              0    (183,269)   (183,276)    42,896   42,896   42,896
Amortization
 of prior
 service cost      722,015     716,418     422,358          0        0        0
Amortization of
 net (gain) loss  (829,342)   (875,582)   (474,402)    (4,778)   1,001      262
                 ---------   ---------   ---------   -------- -------- --------
Net periodic
 benefit cost    $(246,180) $ (462,401) $ (266,272)  $219,192 $249,778 $223,787
Curtailment
 (gain) loss             0           0           0          0        0        0
Settlement
 (gain) Loss             0           0           0          0        0        0
                 ---------   ---------   ---------   -------- -------- --------
Net periodic
 benefit cost after
 curtailments
 and settlements $ (246,180) $(462,401) $ (266,272)  $219,192 $249,778 $223,787
                 ==========  =========   =========   ======== ======== ========

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants.Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The pension plan is noncontributory; the postretirement medical plan is contributory with participants' contributions subject to adjustment annually. The accounting for the health care plan anticipates future cost-sharing changes to the written plan such that retiree contributions will increase over time at the same rate as the total plan cost.

The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                           Pension Benefits        Other Benefits
                         2001    2000    1999    2001    2000    1999

Weighted-average Assumptions as of December 31

Discount rate           7.25%   7.00%   7.00%   7.25%   7.00%   7.00%
Expected return
 on plan assets         8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation
 increase               4.50%	5.50%	5.50%	N/A	N/A	N/A

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits during 2001 was 6.50%. These rates were assumed to decrease gradually each year to a rate of 5.00% for 2007 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                         1% Increase         1% Decrease
Effect on total of service and
 interest cost components of net
 periodic postretirement health
 care benefit cost                        $  22,876           $ (19,248)
Effect on the health care component
 of the accumulated postretirement
 benefit obligation                       $ 163,306           $(139,472)


Health Plan

The Company is principally self-insured for its employee and retiree medical insurance plan. The Company's health care liability under the plan is limited to $100,000 per individual per year, with a maximum total liability of $1,184,275.

A reserve for future benefit payments for active employees is maintained at a level sufficient to provide for estimated outstanding claims under the plan net of amounts contributed by employees. Net health care benefits paid by the Company for active employees were approximately $629,000, $509,000, and $516,000 for 2001, 2000 and 1999, respectively.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan offers common stock at a discount to qualified employees. During 2001, 2000 and 1999, 11,774, 10,849, and 8,193
shares, respectively, were issued under the Plan for aggregate consideration of $162,000, $165,000, and $116,000, respectively.

Dividend Reinvestment Plan

During 2001, 2000 and 1999, 12,303, 12,471, and 11,341 shares, respectively, were issued under the Company's Dividend Reinvestment Plan for aggregate consideration of $196,000, $193,000, and $193,000, respectively.

Financial Instruments

The carrying amounts reported in the balance sheet for restricted bond proceeds, notes payable, taxes accrued and other accrued liabilities approximate fair value. The Company's investments held in escrow for environmental costs have gained in market value by $49,000 as of December 31, 2001. The Company's debt is not rated by an agency. The older bonds contain "make whole" provisions that would negate any value fluctuations in interest rates. Additionally, the cost of long-term debt is included as a recovered cost in revenue for the regulated operations and as such the Company is reimbursed for interest costs. Therefore, disclosure of the change in fair value due to reasonably possible near term changes in interest rates is not meaningful. However, the current bonds outstanding were issued in 1988, 1992, and 2001 and since that time interest rates have declined, and thus it is reasonable to assume that the fair value of existing first mortgage bonds would be more than their carrying value.

Contingencies

The Company is subject to federal and state legislation with respect to soil, groundwater and employee health and safety matters and to environmental regulations issued by the Florida Department of Environmental Protection
(FDEP), the United States Environmental Protection Agency (EPA) and other federal and state agencies. Except as discussed below, the Company does not expect to incur material future expenditures for compliance with existing environmental laws and regulations.

Insurance Claims and Rate Relief

The Company notified its insurance carriers of environmental impacts detected at the former gasification plant sites discussed above. As a result of negotiations with the Company's major insurance carriers that concluded in 1997, such carriers agreed to pay settlement proceeds totaling approximately $4,300,000 for certain environmental costs. Most recently, in September 1999, certain British based insurers agreed to settle claims in the approximate total amount of $7,630. Since 1991, the FPSC has also allowed the Company to recover through rate relief environmental expenses of $2,356,000 at the rate of approximately $240,000 per year as an addition to the insurance reserve; the increases to the reserve ended in February 2001.

West Palm Beach Site

The Company is currently conducting a contamination assessment investigation of a parcel of property owned by it in West Palm Beach, Florida, upon which the Company previously operated a gasification plant. After a preliminary contamination assessment investigation indicated soil and groundwater impacts, the Company entered into a consent order with the FDEP. The consent order requires the Company to delineate the extent of soil and groundwater impacts associated with the prior operation of the gasification plant and requires the Company to remediate such soil and groundwater impacts, if necessary. In
June 1992, the Company commenced a contamination assessment investigation. A Contamination Assessment Report ("CAR") was submitted to FDEP in December 1995, and a CAR Addendum was submitted to FDEP in April 2000. Additional field investigations were performed in 2001 in response to FDEP comments to the CAR Addendum.

On December 28, 2001, the Company submitted a Supplemental CAR Addendum ("SCARA") to FDEP for review and comment. The Company is awaiting comments from FDEP regarding the SCARA. Prior to the review and approval of the SCARA by FDEP, it is not possible to determine the complete extent or cost of remedial action, if any, which may be required. However, a revised preliminary estimate from the Company's environmental consultant projected that total contamination assessment and remediation costs for this site may reach approximately $4,354,000. A portion of the on-site impacts have been determined to be eligible for reimbursement from a state fund and the FDEP has determined that a portion of the work conducted off-site may be eligible for reimbursement under state law.


Sanford Site

The Company owns a parcel of property located in Sanford, Florida, upon which a gasification plant was operated prior to the Company's acquisition of the property. FDEP required the Company to conduct a contamination assessment of the property to determine whether contamination was present as a result of the operation of the gasification plant. A preliminary investigation revealed soil impacts on the property. Thereafter, in cooperation with four former owners and operators of the gasification plant, the Company participated in the funding of an initial contamination assessment investigation, the results of which are set forth in a Contamination Assessment Report delivered to FDEP on February 4, 1994. On July 11, 1997, EPA notified the Company of its potential liability under applicable federal laws for further assessment and remediation of the site. Similar notices were sent by EPA to four former owners and operators of the site. On or about March 25, 1998, the Company and the four former owners and operators (collectively, the "Group") and the EPA executed an Administrative Order on Consent ("AOC") that obligated the Group to implement a Remedial Investigation/Feasibility Study ("RI/FS") task and to pay EPA's past and future oversight costs for the RI/FS. The Group also entered into a Participation Agreement and an Escrow Agreement on or about
April 13, 1998. These agreements govern the manner and means by which all parties will satisfy their respective obligations under the AOC for the RI/FS task. The Company agreed to pay approximately 13.7% of the cost for the RI/FS. Fieldwork for the RI/FS was initiated in 1998. A final RI report was submitted to EPA in July 1999. The Group also submitted a Baseline Risk Assessment to EPA in January 2000, including an Ecological Risk Assessment ("ERA"). Additional fieldwork will be required to complete the ERA at a total estimated cost of less than $50,000. The Company's share of the additional ERA work is 13.7%.

On July 5, 2000, EPA issued a Record of Decision ("ROD") approving the final remedial action for contaminated soils at the site ("OU1 Remedy"). The total estimated cost for the OU1 Remedy ranges from $5,593,000 to $5,760,000. On June 12, 2001, EPA issued a ROD approving the final remedial action for contaminated groundwater at the site ("OU2Remedy"). The present worth cost estimate for the OU2 Remedy is $320,252. The Group is currently negotiating a remedial design/remedial action ("RD/RA") Consent Decree with EPA to provide for the implementation of the OU1 Remedy and OU2 Remedy. It is reasonable to anticipate at this time that the Decree will not be effective until July or August 2002. Pursuant to the Consent Decree, pre-remedial design fieldwork will be performed to assist in the design of the final remedy for OU1 and OU2. The cost of the additional field and design work is approximately $375,000. Upon EPA's approval of the final design, the Group will be obligated to implement the remedy for OU1 and OU2 at an estimated combined cost, as noted above, of approximately $6,000,000. The Consent Decree also obligates the Group to reimburse EPA's past costs of approximately $215,000 and EPA's future oversight costs. Pursuant to the terms and conditions of the Second Participation Agreement entered into by the Company and other members of the Group on August 1, 2000, the Company's share of costs for the additional field and design work, implementation of the OU1 Remedy and OU2 Remedy, and payment of EPA's past and future oversight costs for the RD/RA tasks is 10.5%.

The Company believes that all future contamination assessment and remedial costs, legal fees and other related costs will not be in excess of the rate relief granted the Company and insurance settlement proceeds received.

On or about October 18, 2000, Violet Skipper, PC Buyers, Inc. and Thomas Wade Skipper filed suit against FPU in the Circuit Court for Palm Beach County, Florida. The case was later transferred to Jackson County, Florida. The lawsuit alleged that FPU failed to properly install and/or maintain electrical power lines, utility poles and related equipment which allegedly caused a fire that spread to and eventually destroyed a warehouse/office facility that was owned by Violet Skipper, that housed the place of business of the corporate plaintiff and that contained property therein owned by all the plaintiffs. The warehouse/office facility was located in Jackson County, Florida. Plaintiffs alleged damages in excess of $1,000,000. FPU has denied the claims in the complaint and is vigorously defending the claims on the theory that the alleged fire started within the warehouse/office facility and not at or in FPU's electrical equipment.

On or about August 13, 2001, Darrell Glenn filed suit against FPU in the Circuit Court for Palm Beach County, Florida. The case was later moved to Nassau County, Florida where it is pending. The lawsuit alleged that the employee of a painting subcontractor was shocked and injured on May 16, 2001 while paining electrical equipment at FPU's step-down site in Fernandina Beach, Florida. His employer was operating under an agreement that required it to supervise its own workers. The plaintiff claims FPU was negligent and that its negligence caused his injuries to his torso which experienced some degree of burn. The plaintiff has not specified an amount of claim but FPU intends to bring the subcontractor into this action as a third-party defendant and seek indemnification and contribution from the subcontractor. FPU intends to vigorously defend this claim and to pursue the third-party claim against the subcontractor.

In the event that the Company does not prevail in these suits, there may be a material adverse effect on the financial statements. However, FPU believes there are meritorious defenses to the pending litigation discussed above but is unable to provide an evaluation of the likelihood of an unfavorable outcome or provide an estimate of the amount or range of potential loss.

The Company is also involved with other various claims and litigation incidential to its business. In the opinion of managment, none of these incidental claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

Commitments

To ensure a reliable supply of power and natural gas at competitive prices, the Company has entered into long-term purchase and transportation contracts with various suppliers and producers, which expire at various dates through 2015. Purchase prices under these contracts are determined by formulas either based on market prices or at fixed prices. At December 31, 2001, the Company has firm purchase and transportation commitments adequate to supply its expected future sales requirements. The Company is committed to pay demand or similar fixed charges of approximately $4,805,000 annually through 2010 related to these agreements. Substantially all costs incurred under these agreements are recoverable from customers through fuel adjustment clause mechanisms.


Financial Accounting Standard No. 133 and 138
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The effects of applying SFAS Nos. 133 and 138 through December 31, 2001 were not material to the Company's financial statements and are not expected to effect future operations as the Company does not expect to enter into significant derivative instruments.

Financial Accounting Standard No. 141 and 142
In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting. SFAS No. 142 specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. The provisions of SFAS
No. 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption.
The effects of adopting SFAS Nos. 141 and 142 on the recent acquisitions required use of the purchase method and resulted in goodwill that will have to be tested for impairment beginning in 2002.

Financial Accounting Standard No. 143
In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. SFAS
No. 143 is effective for fiscal years beginning after June 15, 2002.
Management is in the process of evaluating the impact of implementing SFAS 143 and feels that other than changing the methodology of depreciation and increasing administrative efforts, the effect on operating results will be immaterial and feels the impact on the regulated portion of the business, if any, would be an allowable item for recovery in the Company's rates.

Financial Accounting Standard No. 144

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes, with exceptions" SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 is effective forfiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact of implementing SFAS 144 and is unable to estimate the effect, if any, on the Company's financial statements but feels the regulated portion of an impact, if any, would be an allowable item for recovery in the Company's rates.



Quarterly Financial Data (Unaudited)
The quarterly financial data presented below reflects the influence of, among other things, seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to central and southern Florida during the winter season (in thousands, except per share amounts):


                         FIRST      SECOND      THIRD      FOURTH
                        QUARTER    QUARTER     QUARTER    QUARTER

2001
Revenues                $31,100    $22,497     $19,421    $19,125
Gross profit              9,171      7,863       7,602      8,140
Operating income
 exc. income tax          3,023      1,544       1,428      1,521
Net income                1,503        480         538        531
Earnings per share         0.53       0.17        0.19       0.18


2000
Revenues                $21,468    $19,539     $20,182    $23,570
Gross profit              8,621      7,301       7,223      7,998
Operating income
 exc. income tax          2,928      1,590       1,485      1,998
Net income                1,413        539         480        856
Earnings per share         0.50       0.19        0.17       0.30



INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of Florida Public Utilities Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Florida Public Utilities Company and its wholly owned subsidiary, Flo-Gas Corporation, as of December 31, 2001 and 2000, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Public Utilities Company and its wholly owned subsidiary, Flo-Gas Corporation at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP


Certified Public Accountants
West Palm Beach, Florida
February 25, 2002




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

      Name                Age    Position                    Date

John T. English           58     Chief Executive Officer     1998 - Present
                                 President                   1997 - Present
                                 Chief Operating Officer     1997 - 2000


Charles L. Stein          52     Senior Vice President       1997 - Present
                                 Chief Operating Officer     2001 - Present


Jack R. Brown             67      Corporate Secretary        1988 - Present
                                  Vice President             2001 - Present
                                  Treasurer                  1988 - 2000


George M. Bachman         42      Chief Financial Officer
                                  and Treasurer              2001 - Present
                                  Controller                 1996 - 2000



Mr. English was Senior Vice President from 1993 preceding his appointment as President and Chief Operating Officer.

Mr. Stein was Vice President from 1993 preceding his appointment as Senior Vice President.

There are no family relationships between the executive officers.

All executive officers are elected for a one-year term.

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

There were no transactions with management in 2001.


                                  PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements
                The following consolidated financial statements of Florida
                Public Utilities Company are included herein and in the Registrant's 2001 Annual Report to Shareholders.

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

                A form 8-K was filed December 20, 2001 announcing a press release concerning the purchase of the assets of Atlantic Utilities from Southern Union Company.


                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY


By       /s/ George M Bachman                         Date:  March 11, 2002
     -----------------------------------------------------------------------
         George M Bachman, Chief Financial Officer
         (Duly Authorized Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         /s/ John T. English                         Date:  March 11, 2002
     ----------------------------------------------------------------------
         John T. English
         President, Chief Executive Officer, and Director


         /s/ Ellen Tracy Benoit                      Date:  March 11, 2002
     ----------------------------------------------------------------------
         Ellen Tracy Benoit
         Director

         /s/ Richard C. Hitchins                     Date:  March 11, 2002
     ----------------------------------------------------------------------
         Richard C. Hitchins
         Director


         /s/ Paul L. Maddock, Jr.                    Date:  March 11, 2002
     ----------------------------------------------------------------------
         Paul L. Maddock, Jr.
         Director

         /s/ Rudy E. Schupp                          Date:  March 11, 2002
     ----------------------------------------------------------------------
         Rudy E. Schupp
         Director



                        FLORIDA PUBLIC UTILITIES COMPANY

                EXHIBIT INDEX

                (a) Exhibits

Regulation S-K
Item Number
-----------

         4(a)* - Indenture of Mortgage and Deed of Trust of the Company dated as of September 1, 1942 (Exhibit 7-A to Registration
                   No. 2-6087 is hereby incorporated by reference).

         4(b)   -  Fourteenth Supplemental Indenture dated September 1, 2001.

         4(c)   -  Fifteenth Supplemental Indenture dated November 1, 2001.

        10(a)   -  Credit Agreement between Florida Public Utilities Company and Bank of America dated September 17,2001.

        10(b)   -  Contract for the transportation of natural gas between
                   Florida Public Utilities Company and Lake Worth
                   Generation, LLC dated July 21, 2000.

        10(c)*  -  Second amendment to Second Amended and Restated Credit
                   Agreement between Florida Public Utilities Company and Sun Bank/South Florida, National Association dated
                   April 30, 2000.

        10(d)*  -  Contract for the transportation of natural gas between
                   Florida Public Utilities Company and Florida Gas Transmission Company under Service Agreement for
                   Firm Transportation Service dated June 1, 1992
                   (Exhibit 10-b to Form S-2 for July 1992, File No.0-1055, is hereby incorporated by reference).

        10(e)*  -  Contract for the transportation of natural gas between
                   Florida Public Utilities Company and Florida Gas Transmission Company under interruptible Transportation Service Agreement dated February 23, 1990
                   (Exhibit 10-c to Form S-2, for July 1992,File No. 0-1055, is hereby incorporated by reference).

        10(f)*  -  Contract for the transportation of natural gas between
                   Florida Public Utilities Company and the City of Lake Worth dated March 25, 1992 (Exhibit 10-f to Form S-2 for
                   July 1992, File No. 0-1055, is hereby incorporated by reference).

        10(g)*  -  Contract for the purchase of electric power between Florida
                   Public Utilities Company and Jacksonville Electric Authority dated January 29, 1996.

        10(h)*  -  Contract for the purchase of electric power between Florida
                   Public Utilities Company and Gulf Power Company effective November 21, 1996.

        10(i)*  -  Contract for the purchase of as-available capacity and energy between Florida Public Utilities Company and Container Corporation of America dated September 19, 1985 (Exhibit 10-i to Form S-2 for July 1992, File No. 0-1055, is hereby incorporated by reference).

        10(j)*  -  Contract for the sale of electric service between Florida
                   Public Utilities Company and Container Corporation of America dated August 26, 1982 (Exhibit 10-j to Form S-2 for July 1992, File No. 0-1055, is hereby incorporated by reference).

        10(k)*  -  Contract for the sale of electric service between Florida
                   Public Utilities Company and ITT Rayonier Inc. Dated April 1, 1982 (Exhibit 10-k to Form S-2 for July 1992, File
                   No. 0-1055, is hereby incorporated by reference).

        10(l)*  -  Employment agreement between Florida Public Utilities
                   Company and John T. English, effective through
                   May 31, 2003.

        10(m)*  -  Employment agreements between Florida Public Utilities
                   Company and Charles L. Stein, Jack R. Brown and George M. Bachman, effective through May 31, 2003. Essentially identical to the agreement in Item 10(m) above.


        10(n)*  -  Form of Stock Purchase and Sale Agreement between Florida
                   Public Utilities Company and three persons who, upon termination of two trusts, will become the record and beneficial owners of an aggregate of 313,554 common shares of the Registrant (Exhibit 10-p to Form S-2 for July 1992, File No. 0-1055, is hereby incorporated by reference).

        13.*    -  Quarterly report of Form 10-Q for the three months ended
                   September 30, 2001 (Form 10-Q for September 2001, File
                   No.0-1055, is hereby incorporated by reference).

        21.*    -  Subsidiary of the registrant

        23.     -  Independent auditors' consent


* Incorporated by reference from indicated exhibits of the 2000 annual report


EXHIBIT 4(b)
Fourteenth Supplemental Indenture dated September 1, 2001

         This is a Security Agreement covering Personal Property as well as a Mortgage upon Real Estate and Other Property



                        FOURTEENTH SUPPLEMENTAL INDENTURE

THIS FOURTEENTH SUPPLEMENTAL INDENTURE, dated for convenience as of September 1, 2001 (the "Fourteenth Supplemental Indenture") between FLORIDA PUBLIC UTILITIES COMPANY, as Debtor (its Federal tax number being 58-0466330), a Florida corporation (hereinafter sometimes called the "Company"), whose mailing address is P.O. Box 3395, West Palm Beach, Florida 33402-3395, and the address of its principal place of business is 401 South Dixie Highway, West Palm Beach, Florida 33401, party of the first part, and SUNTRUST BANK (as successor to Continental Illinois National Bank and Trust Co. of Chicago and First National Bank in Palm Beach, hereinafter sometimes called the "Trustee"), as Mortgagee and Secured Party (its Federal tax number being 59-1424500), a corporation duly organized and existing under the laws of the State of Georgia, having a place of business at 225 East Robinson Street, Suite 250, P.O. Box 44, Orlando, Florida 32802-0044.

WHEREAS, the Company has heretofore executed and delivered to the Trustee an Indenture of Mortgage and Deed of Trust dated as of September 1, 1942 (hereinafter called the "Original Indenture"), to secure, as provided therein, its bonds (in the Original Indenture and herein called the "Bonds"), to be designated generally as its "First Mortgage Bonds", and to be issued in one or more series as provided in the Original Indenture; and

WHEREAS, the Company has heretofore executed and delivered to the Trustee thirteen indentures supplemental to the Original Indenture as follows: the First Supplemental Indenture dated as of December 1, 1945 (hereinafter sometimes called the "First Supplemental Indenture"), the Second Supplemental Indenture dated as of March 1, 1948 (hereinafter sometimes called the "Second Supplemental Indenture"), the Third Supplemental Indenture dated as of
August 1, 1954 (hereinafter sometimes called the "Third Supplemental Indenture"), the Fourth Supplemental Indenture dated as of August 1, 1956 (hereinafter sometimes called the "Fourth Supplemental Indenture"), the Fifth Supplemental Indenture dated as of September , 1958 (hereinafter sometimes called the "Fifth Supplemental Indenture"), the Sixth Supplemental Indenture dated as of July 1, 1959 (hereinafter sometimes called the "Sixth Supplemental Indenture"), the Seventh Supplemental Indenture dated as of June 1, 1963 (hereinafter sometimes called the "Seventh Supplemental Indenture"), the Eighth Supplemental Indenture dated as of June 1, 1965 (hereinafter sometimes called the "Eighth Supplemental Indenture"), the Ninth Supplemental Indenture dated as of July 1, 1972(hereinafter sometimes called the "Ninth Supplemental Indenture"), the Tenth Supplemental Indenture dated as of July 1, 1975 (hereinafter sometimes called the "Tenth Supplemental Indenture"), the Eleventh Supplemental Indenture dated as of June 1, 1983 (hereinafter sometimes called the "Eleventh Supplemental Indenture"), the Twelfth Supplemental Indenture dated as of May 1, 1988, the Twelfth Supplemental Indenture dated as of May 1, 1988 (hereinafter sometimes called the "Twelfth Supplemental Indenture") and the Thirteenth Supplemental Indenture dated as of June 1, 1992 (hereinafter sometimes called the "Thirteenth Supplemental Indenture"), each of which supplemental indentures provided for the creation of a new series of First Mortgage Bonds and said First, Second, Sixth, Twelfth and Thirteenth Supplemental Indentures modified certain provisions of the Original Indenture and the First Supplemental Indenture; and

WHEREAS, pursuant to the Original Indenture, as so supplemented and modified, there have been executed, authenticated, delivered and issued and there are outstanding as of the date of execution of this Fourteenth Supplemental Indenture, First Mortgage Bonds of series and principal amounts as follows:

                TITLE                 ISSUED           OUTSTANDING

       10.03% Series due 2018      $  5,500,000        $ 5,500,000
        9.57% Series due 2018      $ 10,000,000        $10,000,000
        9.08% Series due 2022      $  8,000,000        $ 8,000,000

which constitute the only Bonds outstanding under the Original Indenture, as supplemented and modified by the First, Second, Sixth, Twelfth and Thirteenth Supplemental Indentures and as supplemented by the Third, Fourth, Fifth, Seventh, Eighth, Ninth, Tenth and Eleventh Supplemental Indentures; and

WHEREAS, the Board of Directors of the Company has established pursuant to
2.03 of said Original Indenture a new series of Bonds to be designated First Mortgage Bonds, 6.85% Series due 2031 (hereinafter sometimes referred to as the "Bonds of the 2031 Series") in the principal amount of Fifteen Million Dollars ($15,000,000) and has authorized the issue of said Bonds pursuant to the provisions of Article 3 of the Original Indenture, as supplemented and modified; and

WHEREAS, since the execution and delivery by the Company of the Thirteenth Supplemental Indenture, the Company has acquired certain additional properties which by the terms of the Original Indenture, as supplemented and modified, are subject to the lien thereof; and

WHEREAS, 16.01 of the Original Indenture provides, among other things, that the Company may execute and file with the Trustee and the Trustee at the request of the Company shall join in indentures supplemental to the Original Indenture and which thereafter shall form a part thereof, for the purposes, among others, of (a) describing the terms of any new series of Bonds as established by resolution of the Board of Directors of the Company pursuant to 2.03 of the Original Indenture, (b) subjecting to the lien of the Original Indenture, as supplemented and modified, or perfecting the lien thereof upon, any additional properties of any character, (c) adding to the covenants and agreements of the Company such further covenants or agreements as the Board of Directors of the Company shall consider to be for the protection of the trust estate and of the holders of the Bonds and
(d) providing for modifications in the Original Indenture, subject to certain conditions; and

WHEREAS, the Company is making provisions for the issuance and sale of its Secured Insured Quarterly Notes due 2031 (the "Notes"), to be issued under an Indenture of Trust (the "Note Indenture") to be dated as of September 1, 2001 between the Company and SunTrust Bank as trustee (the
 "Note Trustee") and to be secured by Bonds of the 2031 Series (as defined below); and

WHEREAS, the Company desires to execute this Fourteenth Supplemental Indenture and hereby requests the Trustee to join in this Fourteenth Supplemental Indenture for the purpose of describing the terms of the Bonds of the 2031 Series and of subjecting to the lien of the Original Indenture, as supplemented and modified, the additional properties acquired by the Company since the execution and delivery of the Thirteenth Supplemental Indenture, of modifying certain provisions of the Original Indenture, as supplemented and modified, (the Original Indenture, as supplemented and modified by the First, Second, Sixth, Twelfth, Thirteenth and by this Fourteenth Supplemental Indenture and as supplemented by the Third, Fourth, Fifth, Seventh, Eighth, Ninth, Tenth and Eleventh Supplemental Indentures being herein sometimes called the "Indenture") and of adding to the covenants and agreements of the Company in the Indenture contained other covenants and agreements hereafter to be observed by the Company; and

WHEREAS, all conditions necessary to authorize the execution, delivery and recording of this Fourteenth Supplemental Indenture and to make this Fourteenth Supplemental Indenture a valid and binding Indenture of Mortgage for the security of the Bonds of the Company issued or to be issued under the Indenture have been complied with or have been done or performed.

NOW, THEREFORE, THIS INDENTURE WITNESSETH, that in order to secure the payment of the principal of and premium, if any, and interest on all Bonds at any time issued and outstanding under the Indenture, according to their tenor, purport and effect, and to secure the performance and observance of all the covenants and conditions in said Bonds and in the Indenture contained and for and in consideration of the premises and of the mutual covenants herein contained and of the purchase and acceptance of the Bonds of the 2031 Series by the holders or registered owners thereof, and of the sum of One Dollar ($1.00) lawful money of the United States of America duly paid to the Company by the Trustee at or before the ensealing and delivery hereof, and for other valuable considerations, the receipt whereof is hereby acknowledged, Florida Public Utilities Company has executed and delivered this Fourteenth Supplemental Indenture, and has granted, bargained, sold, aliened, remised, released, conveyed, assigned, transferred, mortgaged, pledged, set over and confirmed, and by these presents does grant, bargain, sell, alien, remise, release, convey, assign, transfer, mortgage, pledge, set over and confirm unto SunTrust Bank, a Georgia corporation, as Trustee, and to its successor in the trust, and to its assigns forever, all property real, personal or mixed, described in the Original Indenture and thereby conveyed or mortgaged or intended so to be,including all such property acquired since the execution and delivery of said Original Indenture which by the terms of said Original Indenture, the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, the Fourth Supplemental Indenture, the Fifth Supplemental Indenture, the Sixth Supplemental Indenture, the Seventh Supplemental Indenture, the Eighth Supplemental Indenture, the Ninth Supplemental Indenture, the Tenth Supplemental Indenture, the Eleventh Supplemental Indenture, Twelfth Supplemental Indenture, Thirteenth
Supplemental Indenture, and this Fourteenth Supplemental Indenture is subjected or is intended to be subjected to the lien of the Indenture.

Together with all and singular the tenements, hereditaments and appurtenances belonging or in anywise appertaining to the aforesaid properties or any part thereof, with the reversion and reversions, remainder and remainders, tolls, rents, revenues, issues, income, product and profits thereof, and all the estate, right, title, interest and claim whatsoever, at law as well as in equity, which the Company now has or may hereafter acquire in and to the aforesaid properties and every part and parcel thereof.

Expressly Excepting and Excluding, however, from this Fourteenth Supplemental Indenture and from the lien and operation of the Indenture:

        (a) any and all property of the character expressly excepted and excluded from (i) the Original Indenture and from the lien and operation thereof by subdivisions (b) to (h), both inclusive, of Part IX of Schedule A thereto and (ii) the Original Indenture as supplemented and modified by the First, Second, Sixth, Twelfth and Thirteenth Supplemental Indentures and as supplemented by the Third, Fourth, Fifth, Seventh, Eighth, Ninth, Tenth and Eleventh Supplemental Indentures and from the lien and operation thereof as provided in the Granting Clauses of said First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth and Thirteenth Supplemental Indentures; and

        (b) all property which has been released by the Trustee or otherwise disposed of by the Company free from the lien of the Original Indenture, as supplemented and modified by the First, Second, Sixth, Twelfth and Thirteenth Supplemental Indentures and as supplemented by the Third, Fourth, Fifth, Seventh, Eighth, Ninth, Tenth and Eleventh Supplemental Indentures, in accordance with the provisions thereof.

TO HAVE AND TO HOLD all said properties, real, personal and mixed, mortgaged, pledged or conveyed by the Company as aforesaid, or intended so to be, unto the 'Trustee, and their successors in the Trust and their assigns forever.

SUBJECT, HOWEVER, to the exceptions and reservations and matters hereinabove recited; and to any permitted liens as defined in 1.05(a) of the Original Indenture, and liens existing on any property hereafter acquired by the Company at the time of such acquisition and permitted by 5.04 of the Original Indenture, as modified by the First Supplemental Indenture.

IN TRUST, NEVERTHELESS, upon the terms and trusts in the Indenture set forth for the equal and proportionate benefit and security of all present and future holders of the Bonds and coupons issued and to be issued under the Indenture, or any of them, without preference or priority of any said Bonds or coupons over any others thereof, or of the Bonds and coupons of any particular series over the Bonds and coupons of any other series, by reason of priority in the time of issue, sale or negotiation thereof or by reason of the purpose of issue or otherwise howsoever, except as otherwise provided in 9.29 of the Original Indenture.

AND THIS INDENTURE FURTHER WITNESSETH, that the Company for itself and its successors, does hereby covenant and agree to and with the Trustee and their successors in said trust, for the benefit of those who shall hold the Bonds and coupons of any of them, as follows:

                              ARTICLE 1
                       BONDS OF THE 2031 SERIES

Section 1.01. Establishment of Bonds of the 2031 Series. There shall be, and is hereby created a new series of Bonds, known as and entitled "First Mortgage Bonds, 6.85% Series due 2031", and the form thereof shall be substantially as hereinafter set forth in 1.04 hereof.

The principal amount of the 2031 Series is limited to Fifteen Million Dollars ($15,000,000) in principal amount of such Bonds to be initially issued upon compliance by the Company with the provisions of 3.03 and/or 3.04 of the Original Indenture, as supplemented and modified, and to the Bonds of the 2031 Series issued in exchange or substitution for outstanding Bonds of said Series under the provisions of the Original Indenture and of this Fourteenth Supplemental Indenture.

Section 1.02. Terms of the Bonds of the 2031 Series. The definitive Bonds of the 2031 Series shall be issued only as registered Bonds without coupons of the denomination of $1,000 or any multiple thereof, numbered RN 1 upwards. Notwithstanding the provisions of 2.08 of the Indenture or any other provisions of the Indenture, the date of authentication of the first
Bonds of the 2031 Series issued upon original issuance shall be the date of the commencement of the first interest period for Bonds of the 2031 Series. All Bonds of the 2031 Series shall mature October 1, 2031, and shall bear interest at the rate of 6.85% per annum until the payment of the principal thereof, such interest to be payable quarterly on October 1, October 1, October 1 and October 1 in each year commencing October 1, 2002; provided, however, that the Company shall receive certain credits against principal and interest as set forth in Section 2.1 hereof. Subject to the provisions of Section 2.1 below, both principal of and interest on the Bonds of the 2031 Series will be paid in any coin or currency of the United States of America which at the time of payment is legal tender for the payment of public and private debts. Principal of, premium, if any, and interest on Bonds of the 2031 Series will be payable at the principal corporate trust office of the Trustee in the City of Orlando, Florida, except that, in the case of the redemption as a whole at any time of Bonds of the 2031 Series then outstanding, the Company may designate in the redemption notice other offices or agencies at which, at the option of the registered holders, Bonds of the 2031 Series may be surrendered for redemption and payment. Interest on the Bonds of the 2031 Series may be paid by checks payable to the order of the respective holders entitled thereto, and mailed by the Trustee by first class mail, postage prepaid, to such holders at their respective registered addresses as shown on the Bond register for the Bonds of the 2031 Series, in each case to the holder of record on the record date as hereinbelow defined.

The person in whose name any Bond of the 2031 Series is registered at the close of business on any record date (as hereinbelow defined) with respect to any interest payment date shall be entitled to receive the interest payable on such interest payment date notwithstanding the cancellation of such Bond of the 2031 Series upon any transfer or exchange thereof (including any exchange effected as an incident to a partial redemption thereof) subsequent to the record date and prior to such interest payment date, except that, if and to the extent that the Company shall default in the payment of the interest due on such interest payment date, then the registered holders of Bonds of the 2031 Series on such record date shall have no further right to or claim in respect of such defaulted interest as such registered holders on such record date, and the persons entitled to receive payment of any defaulted interest thereafter payable or paid on any Bonds of the 2031 Series shall be the registered holders of such Bonds of the 2031 Series on the record date for payment of such defaulted interest. The term "record date" as used in this 1.02, and in the form of the Bonds of the 2031 Series, with respect to any interest payment date applicable to the Bonds of the 2031 Series, shall mean the October 15 next preceding a October 1 interest payment date, or the March 15 next preceding an October 1 interest payment date, or the October 15 next preceding a October 1 payment, or the October 15 next preceding an October 1 interest payment date, as the case may be, or such record date established for defaulted interest as hereinafter provided.

In case of failure by the Company to pay any interest when due the claim for such interest shall be deemed, to have been transferred by transfer of any Bond of the 2031 Series registered on the books of the Company and the Company, by not less than 10 days written notice to bondholders, may fix a subsequent record date for determination of holders entitled to payment of such interest. Such provision for establishment of subsequent record date, however, shall in no way affect the rights of bondholders or of the Trustee consequent on any default.

Except as provided in this 1.02, every Bond of the 2031 Series shall be dated as provided in 2.08 of the Original Indenture. However, so long as there is no existing default in the payment of interest on the Bonds of the 2031 Series, all Bonds of the 2031 Series authenticated by the Trustee between the record date for any interest payment date and such interest payment date shall be dated such interest payment date and shall bear interest from such interest payment date; provided, however, that if and to the extent that the Company shall default in the interest due on such interest payment date, then any such Bond of the 2031 Series shall bear interest from the January 1, April 1, July 1 or October 1, as the case may be, to which interest has been paid, unless such interest payment date is October 1, 2001, in which case from the date of authentication of the first Bonds of the 2031 Series issued upon original issuance. Bonds of the 2031 Series shall be transferable and exchangeable, but only as provided in the Indenture and the Note Indenture.

Notwithstanding the provisions of 2.06 of the Original Indenture no charge shall be made for any exchange of Bonds of the 2031 Series for other Bonds of the 2031 Series of different authorized denominations or for any transfer of Bonds of the 2031 Series, except that the Company at its option may require the payment of a sum sufficient to reimburse it for any tax or other governmental charge incident thereto.

The Trustee hereunder shall, by virtue of its office as such Trustee, be the registrar and transfer agent of the Company for the purpose of registering and transferring Bonds of the 2031 Series. Neither the Company nor the Trustee shall be required to make transfers or exchanges of Bonds of the 2031 Series for a period of ten days next preceding any designation of Bonds of the 2031 Series to be redeemed and neither the Company nor the Trustee shall be required to make transfers or exchanges of any bonds designated in whole for redemption or that part of any bond designated in part for redemption.

Section 1.03. Redemption Provisions for Bonds of the 2031 Series. Subject to the provisions of the Note Indenture, the Bonds of the 2031 Series shall be subject to redemption prior to maturity as a whole at any time or in part from time to time at the option of the Company on or after October 1, 2006, at the following redemption prices, subject to the terms and conditions set forth in this Fourteenth Supplemental Indenture:

	If redeemed during the 12-month period beginning October 1:

                   Year                          Redemption Price

                   2006                                101%
                   Thereafter                          100%


The Company will deliver notice to each holder of the Bonds of the 2031 Series to be redeemed (by telecopy or other same-day written communication confirmed by the recipient, on a date at no less than 30 or more than 60 days prior to the date fixed for redemption of the Bonds of the 2031 Series) of the premium, if any, applicable to such redemption and the calculations, in reasonable detail, used to determine the amount of any such premium.

Section 1.04. Form of Bonds of the 2031 Series. The Bonds of the 2031 Series and the Trustee's authentication certificate to be executed on the Bonds of said Series, shall be in substantially the following form:


                [FORM OF FACE OF BOND OF THE 2031 SERIES]

No. RN                                                         $15,000,000

                     FLORIDA PUBLIC UTILITIES COMPANY
             Incorporated under the laws of the State of Florida
                First Mortgage Bond, 6.85% Series due 2031
                           Due October 1, 2031

FLORIDA PUBLIC UTILITIES COMPANY, a Florida corporation (hereinafter sometimes called the "Company", which term shall include any successor corporation as defined in the Indenture hereinafter mentioned), for value received, hereby promises to pay to Suntrust Bank, as trustee under the Indenture of Trust dated as of September 1, 2001, between the Company and such trustee
(the "Trustee") or registered assigns, Fifteen Million Dollars ($15,000,000) on October 1, 2031, and to pay to the registered owner hereof interest thereon from the date hereof if prior to January 1, 2002, or from the interest payment date next preceding the date of this bond, or from the date of this bond if it be an interest payment date, whichever date is the later, at the rate of six and eighty-five one hundreds per centum (6.85%) per annum, quarterly on the first day of January, on the first day of April, on the first day of July and on the first day of October in each year until payment of the principal hereof.

The principal of, and the premium, if any, and the interest on, this bond will be paid in lawful money of the United States of America at the office of SunTrust Bank, a Georgia corporation (hereinafter sometimes called the "Trustee") in the City of Orlando, Florida, or of its successor in trust, and interest thereon will be paid in like lawful money at said office of the Trustee; provided, however, that interest on this bond may be paid (i) by check payable to the order of the registered holder entitled thereto and mailed by the Trustee by first class mail, postage prepaid, to such holder at his address as shown on the bond register for bonds of this series, or
(ii) as otherwise provided by an agreement of the Company with such holder complying with Section 5.01 of the Fourteenth Supplemental Indenture (hereinafter described); provided, however, that any such payments of principal and interest shall be subject to receipt of certain credits against such payment obligations as set forth in the Fourteenth Supplemental Indenture dated as of September 1, 2001 referred to below.

This bond shall not become or be valid or obligatory for any purpose until the authentication hereon shall have been signed by the Trustee.

The provisions of this bond are continued on the reverse hereof and such continued provisions shall for all purposes have the same effect as though fully set forth at this place.


IN WITNESS WHEREOF, FLORIDA PUBLIC UTILITIES COMPANY has caused these presents to be executed in its name and behalf by its President or a Vice President and its corporate seal to be hereunto affixed and attested by its Secretary or an Assistant Secretary, all as of ________________________.

FLORIDA PUBLIC UTILITIES COMPANY,



 /s/ John T. English
 ------------------------
     John T. English
     President, Chief Executive Officer, and
     Director

ATTEST


/s/ Jack Brown
------------------------
    Jack Brown
    Vice President, and Secretary



                     [FORM OF REVERSE OF BOND OF THE 2031 SERIES]

This Bond is one of the bonds, of a series designated as First Mortgage Bonds, 6.85% Series due 2031 (hereinafter sometimes referred to as "Bonds of the 2031 Series"), of an authorized issue of bonds of the Company; known as First Mortgage Bonds, not limited as to maximum aggregate principal amount except as otherwise provided in the Indenture hereinafter mentioned, all issued or issuable in one or more series (which several series may be of different denominations, dates and tenor) under and equally secured (except in so far as any sinking fund, improvement fund or other fund established in accordance with the provisions of said Indenture may afford additional security for the bonds of any specific series) by an Indenture dated as of September 1, 1942, duly executed and delivered by the Company to SunTrust Bank, as Trustee, as modified by the First Supplemental Indenture, dated as of December 1, 1945, by the Second Supplemental Indenture, dated as of March 1, 1948, by the Sixth Supplemental Indenture, dated as of July 1, 1959, by the Twelfth Supplemental Indenture, dated as of May 1, 1988, by the Thirteenth Supplemental Indenture, dated as of June 1, 1992, and by the Fourteenth Supplemental Indenture, dated as of September 1, 2001, and as supplemented by all other indentures supplemental thereto, to which Indenture and all indentures supplemental thereto (herein sometimes collectively referred to as the "Indenture") reference is hereby made for a description of the property mortgaged and pledged as security for said bonds, the rights and remedies of the registered owner of this bond in regard thereto, the terms and conditions upon which said bonds are secured thereby, the terms and conditions upon which said bonds may be issued thereunder and the rights, immunities and obligations of the Trustee under the said Indenture. This bond shall be deemed to be a contract made under the laws of the State of Florida, and for all purposes shall be governed by and construed in accordance with the laws of said State.

Subject to the provisions of the Note Indenture, the Bonds of the 2031 Series shall be subject to redemption prior to maturity as a whole at any time or in part from time to time at the option of the Company on or after October 1, 2006, at the following redemption prices:

If redeemed during the 12-month period beginning October 1:

			Year			Redemption Price

			2006			        101%
			Thereafter		        100%

The Company will deliver notice to each holder of the Bonds of the 2031 Series to be redeemed (by telecopy or other same-day written communication confirmed by the recipient, on a date no less than 30 days or more than 60 days prior to the date fixed for redemption of the Bonds of the 2031 Series) of the premium, if any, applicable to such redemption and the calculations, in reasonable detail, used to determined the amount of any such premium.

Prior notice of the redemption of the Bonds of the 2031 Series (unless waived as provided in the Indenture) shall be given by mailing such notice by first class mail, postage prepaid, to the respective registered holders of such bonds not less than thirty (30) nor more than sixty (60) days prior to the redemption date; and otherwise as provided in Article 4 of the Original Indenture and 1.03 of the Fourteenth Supplemental Indenture.

If this bond or any portion thereof (One Thousand Dollars ($1,000) or a multiple thereof) is called for redemption and payment duly provided for as specified in said Indenture, this bond or such portion thereof that is so redeemed shall cease to be entitled to the lien and security interest of said Indenture from and after the date payment is so provided and shall cease to bear interest from and after the date fixed for redemption.

In the event of the selection for redemption of a portion only of the principal of this bond, payment of the redemption price will be made only (a) upon presentation of this bond for notation hereon of such payment of the portion of the principal of this bond so called for redemption, or (b) upon surrender of this bond in exchange for a bond or bonds in registered form (but only of authorized denominations), for the unredeemed balance of the principal of this bond, or (c) upon issuance of a check or upon the making of a wire transfer in the amount of the portions of the principal amount so redeemed payable to the order of the registered holder entitled thereto and, in the case of a check, mailed by the Trustee by first class mail, postage prepaid, to such holder at his address as shown on the bond register for Bonds of the 2031 Series, provided that in either case the holder shall have entered into an agreement with the Company as required by Section 5.01 of the Fourteenth Supplemental Indenture.

To the extent permitted and as provided in said Indenture, modifications or alterations of said Indenture, or of any indenture supplemental thereto, and of the bonds issued thereunder, and of the rights and obligations of the Company and the rights of the bearers or registered owners of the bonds and coupons, may be made with the consent of the Company and with the written approvals or consents of the bearers or registered owners of not less than seventy-five per centum (75%) in principal amount of the bonds outstanding, including, if more than one series of bonds shall be at the time outstanding, not less than sixty per centum (60%) in principal amount of each series, provided, however, that no such alteration or modification shall, without the written approval or consent of the bearer or registered owner of any bond affected thereby, (a) impair or affect the right of such bearer or registered owner to receive payment of the principal of and premium, if any, and interest on any bond at the specified rate, on or after the respective due dates expressed in any bond, or to institute suit for the enforcement of any such payment on or after such respective dates, (b) permit the creation of any lien prior to or on a parity with the lien of said Indenture, or (c) reduce the percentage of the principal amount of the bonds upon the approval or consent of the bearers or registered owners of which modifications or alterations may be affected as aforesaid.

This bond is transferable, but only as provided in the Indenture and in the Indenture of Trust dated as of September 1, 2001 between the Company and the Trustee, by the registered owner hereof in person or by his duly authorized attorney, at said office of the Trustee upon surrender of this bond for cancellation, duly endorsed with signature guaranteed, and thereupon a new registered bond or bonds of like aggregate principal amount will be issued to the transferee in exchange herefor, and the registered owner of this bond at his option may surrender the same for cancellation at said office and receive in exchange herefor the same aggregate principal amount of registered bonds of the same series but of other authorized denominations. No charge shall be made for any exchange of bonds of this series for other bonds of different authorized denominations or for any transfer of this bond, except that the Company at its option may require the payment of a sum sufficient to reimburse it for any tax or other governmental charge incident thereto.

Neither the Company nor the Trustee shall be required to make transfers or exchanges of Bonds of the 2031 Series for a period of ten (10) days next preceding any designation of bonds of said series to be redeemed, and neither the Company nor the Trustee shall be required to make transfers or exchanges of any bonds designated in whole for redemption or that part of any bond designated in part for redemption. Subject to the provisions of the Fourteenth Supplemental Indenture, if this bond is surrendered for any transfer or exchange between the record date for any regular interest payment date and such interest payment date, the new bond will be dated such interest payment date. If this bond is surrendered for any transfer or exchange between such record date and such interest payment date, the Fourteenth Supplemental Indenture provides that in the event of any default in payment of the interest due on such payment date, such interest shall not be payable to the holder of the bond on the original record date but shall be paid to the registered holder of such bond on the subsequent record date established for payment of such defaulted interest.

In case a default as defined in said Indenture shall occur, the principal of this bond may become or be declared due and payable before maturity in the manner and with the effect provided in said Indenture. The holders, however, of certain specified percentages of the bonds at the time outstanding, including in certain cases specified percentages of bonds of particular series, may in the cases, to the extent and under the conditions provided in said Indenture, waive past defaults thereunder and the consequences of such defaults.

No recourse shall be had for the payment of the principal of or premiums, if any, or interest on this bond, or for any claim based hereon, or otherwise in respect hereof or of said Indenture, to or against any incorporator, stockholder, director or officer, past, present or future, as such, of the Company, or of any predecessor or successor corporation, either directly or through the Company, or such predecessor or successor corporation, under any constitution or statute or rule of law, or by the enforcement of any assessment or penalty, or otherwise, all such liabilities of incorporators, stockholders, directors and officers, as such, being waived and released by the holder and owner hereof by the acceptance of this bond and being likewise waived and released by the terms of said Indenture.

                [FORM OF ENDORSEMENT OF BONDS OF THE 2031 SERIES
                WITH RESPECT TO PAYMENTS ON ACCOUNT OF PRINCIPAL]

                        PAYMENTS ON ACCOUNT OF PRINCIPAL

      DATE    AMOUNT PAID     BALANCE OF                SIGNATURE
                              PRINCIPAL AMOUNT
                              UNPAID







        FORM OF AUTHENTICATION CERTIFICATE FOR BONDS OF THE 2031 SERIES

          This bond is one of the bonds of the series designated therein, referred to in the within-mentioned Indenture.

SUNTRUST BANK, TRUSTEE,


/s/ Authorized SunTrust Employee
---------------------------------
    Authorized SunTrust Employee



Section 1.05.  Renewal and Replacement Fund. Notwithstanding the provision of
1.06 of the First Supplemental Indenture, as modified by 2.02 of the Second Supplemental Indenture, that the covenants contained therein shall continue only so long as any of the First Mortgage Bonds, 3-1/4% Series due 1975 (hereinafter sometimes called the "Bonds of the 1975 Series") shall remain outstanding, the Company hereby covenants that the covenants made by the Company in said 1.06, as so modified, shall also continue so long as any of the Bonds of the 2031 Series shall remain outstanding.

Section 1.06. Restriction on Payment of Dividends on Common Stock. The Company hereby covenants and agrees that, so long as any Bonds of the 2031 Series remain outstanding, the Company shall not (a) declare or pay any dividend (other than dividends payable in capital stock of the Company), or make any distribution on any shares of Common Stock of the Company, or
(b) purchase or otherwise retire for a consideration (other than in exchange for, or from the proceeds of, other shares of capital stock of the Company and other than any class of preferred stock required to be purchased, redeemed or otherwise retired for any sinking or purchase fund for such class of stock) any shares of capital stock of the Company, if the aggregate amount so distributed or expended after December 31, 2000 would exceed the aggregate amount of the Company's net income available for dividends on its Common Stock accumulated after December 31, 2000, plus the sum of $2,500,000.

Net income of the Company available for dividends on its Common Stock for the purpose of this Section shall mean the gross earnings of the Company, less all proper deductions for operating expenses, taxes (including income, excess profits and other taxes based on or measured by income or undistributed earnings or income for the determination of liability in respect of which the amount payable by the Company by way of interest is a deductible item), interest charges and other appropriate items, including provisions for maintenance, and provision for retirements, depreciation or obsolescence in an amount not less than the appropriation for renewals and replacements, as defined in 1.06 of the First Supplemental Indenture as amended by 2.02 of the Second Supplemental Indenture, after provision for all dividends accrued on any outstanding stock of the Company having preference over the Common Stock as to dividends, and otherwise determined in accordance with generally accepted accounting principles, provided, however, that in determining the net income of the Company for the purposes of this Section no deduction or adjustment shall be made for or in respect of (a) expenses in connection with the redemption or retirement of any securities issued by the Company, including any amount paid in excess of the principal amount or par or stated value of securities redeemed or retired or, in the event that such redemption or retirement is effected with the proceeds of sale of other securities of the Company, interest or dividends on the securities redeemed or retired from the date on which the funds required for such redemption or retirement are deposited in trust for such purpose to the date of redemption or retirement; (b) profits or losses from sales of property or other capital assets, or taxes on or in respect of any such profits; (c) any earned surplus adjustment (including tax adjustments) applicable to any period prior to January 1, 2002; and (d) amortization or elimination of utility plant adjustment accounts or other intangibles.

Section 1.07. Extension of Certain Covenants to Bonds of the 2031 Series. Notwithstanding the provisions of 1.08 of the First Supplemental Indenture that the covenants contained therein shall continue only so long as any of the Bonds of the 1975 Series shall remain outstanding, the Company hereby covenants that the covenants made by the Company in said 1.08 as modified by 2.05 of the Second Supplemental Indenture, shall also continue so long as any of the Bonds of the 2031 Series shall remain outstanding. Section 1.08. Duration of Effectiveness of Article 1. This Article shall be in force and effect only so long as any of the Bonds of the 2031 Series are outstanding.


                              ARTICLE II
              CREDITS WITH RESPECT TO BONDS OF THE 2031 SERIES

Section 2.01. In addition to any other credit, payment or satisfaction to which the Company is entitled with respect to the Bonds of the 2031 Series, the Company shall be entitled to credits against amounts otherwise payable in respect of the Bonds of the 2031 Series in an amount corresponding to (i) the principal amount of any of the Company's Notes issued under the Note Indenture surrendered to the Note Trustee by the Company, or purchased by the Note Trustee, for cancellation, (ii) the amount of money held by the Note Trustee and available and designated for the payment of principal of, and/or interest on, the Notes, regardless of the source of payment to the Note Trustee of such moneys and (iii) the amount by which principal of and interest due on the Bonds of the 2031 Series exceeds principal of and interest due on the Notes. The Note Trustee shall make notation on such Bonds authorized hereby of any such credit.

Section 2.02. A certificate of the Company signed by the President of any Vice President, and attested to by the Secretary or any Assistant Secretary, and consented to by the Note Trustee, stating that the Company is entitled to a credit under Section 2.01 hereof or that Bonds of the 2031 Series have been canceled, and setting forth the basis therefor in reasonable detail, shall be conclusive evidence of such entitlement, and the Trustee shall accept such certificate as such evidence without further investigation or verification of the matters stated therein.

Section 2.03. Notwithstanding anything in this Supplemental Indenture to the contrary the obligation of the Company to make payment with respect to the principal and premium, if any, and interest on the Bonds of the 2031 Series shall be deemed satisfied and discharged if at any time: (x) the Company shall have paid or caused to be paid the principal of and premium, if any, and interest on all the outstanding Notes, as and when the same shall have become due and payable, (y) the Company shall have delivered to the Note Trustee for cancellation all outstanding Notes, or (z) the Company shall have irrevocably deposited or caused to be irrevocably deposited with the Note Trustee as trust funds the entire amount in (A) cash, (B) U.S. Government obligations maturing as to principal and interest in such amounts and at such times as will insure the availability of cash, or (C) a combination of cash and U.S. Government obligations, in any case sufficient, without reinvestment, as certified by an independent public accounting firm of national reputation in a written certification delivered to the Trustee, to pay at maturity or the applicable redemption date (provided that notice of redemption shall have been duly given or irrevocable provision satisfactory to the Note Trustee shall have been duly made for the giving of any notice of redemption) all outstanding Notes, including principal and any premium and interest due or to become due to such date of maturity, as the case may be.

When obligation of the Company to make payment with respect to the principal of and premium, if any, and interest on the Bonds of the 2031 Series shall be satisfied or deemed satisfied pursuant to this Section 2.03 hereof, the holders of Bonds of the 2031 Series shall, upon written request of the Company, deliver without cost to the Company all of the Bonds of the 2031 Series, together with such appropriate instruments of transfer or release as may be reasonably requested by the Company. All Bonds of the 2031 Series delivered to the Company in accordance with this Section 2.03 shall be delivered by the Company to the Trustee for cancellation.

                              ARTICLE 3
                  ADDITIONAL COVENANTS OF THE COMPANY

Section 3.01. Notwithstanding the provisions of 1.07(4) of the Original Indenture, as modified by 2.05(a) of the First Supplemental Indenture and
2.03 of the Second Supplemental Indenture, that the definition contained in said 1.07(4), as so modified, shall continue so long as any Bonds of the 1975 Series or First Mortgage Bonds, 3-3/4% Series due 1978 (hereinafter sometimes called the "Bonds of the 1978 Series") shall be outstanding, the Company here by covenants that the definition contained in said 1.07(4) as modified as aforesaid shall also apply to Bonds of the 2031 Series and continue in effect so long as any Bonds of the 2031 Series shall remain outstanding.

Section 3.02. Notwithstanding the provisions of 1.07(7) of the Original Indenture, as modified by 2.05(c) of the First Supplemental Indenture and
2.04 of the Second Supplemental Indenture, that the definition contained in said 1.07(7), as so modified, shall continue so long as any of the Bonds of the 1975 Series or Bonds of the 1978 Series shall be outstanding, the Company hereby covenants that the definition contained in said 1.07(7) as modified as aforesaid shall also apply to Bonds of the 2031 Series and continue in effect so long as any Bonds of the 2031 Series shall remain outstanding.

                              ARTICLE 4
                MODIFICATION OF THE ORIGINAL INDENTURE

Paragraph (3) of 1.06 of the Original Indenture as modified by 2.04 of the First Supplemental Indenture is hereby amended by deleting from paragraph (3) the words "two and one-half (2-1/2) times" and substituting in place thereof the words "two (2) times" and the acceptance of any Bond of the Bonds of the 2031 Series by the holder thereof shall be deemed to constitute a consent to such amendment; provided, however, that such amendment shall not become effective until (a) a further Supplemental Indenture making it effective shall have been executed with the consent of the holders of not less than 75% in principal amount of the Bonds outstanding, including the holders of not less than 60% in principal amount of the Bonds of each series, at the time outstanding, other than Bonds of the 2031 Series and Bonds of any other series in respect of which the Supplemental Indenture creating the series provides that the acceptance of the Bonds of such series by the holder thereof shall be deemed to constitute a consent to such amendment, or (b) none of the Bonds of any series other than Bonds of the 2031 Series and any such other series shall be outstanding.


                              ARTICLE 5
                          BONDS OUTSTANDING

The total aggregate principal amount of First Mortgage Bonds of the Company issued and outstanding and presently to be issued and outstanding under the provisions of, and secured by the Indenture, will be $38,500,000; namely - $10,000,000 principal amount of First Mortgage Bonds, 9.57% Series due 2018 now issued and outstanding, $5,500,000 principal amount of First Mortgage Bonds, 10.03% Series due 2018 now issued and outstanding, $8,000,000 principal amount of First Mortgage Bonds, 9.08% Series due 2022 and $15,000,000 principal amount of First Mortgage Bonds, 6.85% Series due 2031 to be issued upon compliance by the Company with the provisions of 3.03, 3.04 and/or 3.05 of the Original Indenture, as supplemented and modified.


                              ARTICLE 6
                          SUNDRY PROVISIONS

Section 6.01. The Company may enter into an agreement with the holder of any registered Bond without coupons of any series providing for the payment to such holder of the principal of and the premium, if any, and interest on such Bond or any part thereof at a place other than the offices or agencies therein specified and in a manner specified therein including payment by wire transfer, and for the making of notation, if any, as to principal payments on such Bond by such holder or by an agent of the Company or of the Trustee. The Trustee is authorized to approve any such agreement, and shall not be liable for any act or omission to act on the part of the Company, any such holder or any agent of the Company in connection with any such agreement.

Section 6.02. This Fourteenth Supplemental Indenture is executed and shall be construed as an indenture supplemental to the Original Indenture, as supplemented and modified, and shall form a part thereof, and the Original Indenture, as heretofore supplemented and modified and as hereby supplemented and modified, is hereby ratified, approved and confirmed.

Section 6.03. The recitals contained in this Fourteenth Supplemental Indenture are made by the Company and not by the Trustee and all of the provisions contained in the Indenture, in respect of the rights, privileges, immunities, powers and duties of the Trustee shall be applicable in respect hereof as fully and with like effect as if set forth herein in full.

Section 6.04. Whenever reference is herein in this Fourteenth Supplemental Indenture made to a Section or Article of the Original Indenture, the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, the Fourth Supplemental Indenture, the Fifth Supplemental Indenture, the Sixth Supplemental Indenture, the Seventh Supplemental Indenture, the Eighth Supplemental Indenture, the Ninth Supplemental Indenture, the Tenth Supplemental Indenture, the Eleventh Supplemental Indenture, the Twelfth Supplemental Indenture and the
Thirteenth Supplemental Indenture and such Section or Article has been modified, then such reference shall be to such Section or Article so modified whether or not expressly so stated. Section 6.05. Nothing in this Fourteenth Supplemental Indenture expressed or implied is intended or shall be construed to give to any person other than the Company, the Trustee, and the holders of the Bonds issued hereunder, any legal or equitable right, remedy or claim under or in respect of the Original Indenture, the First Supplemental Indenture, Second Supplemental Indenture, the Third Supplemental Indenture, the Fourth Supplemental Indenture, the Fifth Supplemental Indenture, the Sixth Supplemental Indenture, the Seventh Supplemental Indenture, the Eighth Supplemental Indenture, the Ninth Supplemental Indenture, the Tenth Supplemental Indenture, the Eleventh Supplemental Indenture, Twelfth Supplemental Indenture, the Thirteenth Supplemental Indenture, or this Fourteenth Supplemental Indenture or any covenant, condition or provision therein or herein or in the Bonds contained; and all such covenants, conditions and provisions are and shall be held to be for the sole and exclusive benefit of the Company, the Trustee and the holders of the Bonds and coupons issued hereunder.

Section 6.06. The titles of Articles and any wording on the cover of this Fourteenth Supplemental Indenture are inserted for convenience only and are not a part thereof.

Section 6.07. All the covenants, stipulations, promises and agreements in this Fourteenth Supplemental Indenture contained made by or on behalf of the Company or of the Trustee shall inure to and bind their respective successors and assigns.

Section 6.08. Although this Fourteenth Supplemental Indenture is dated for convenience and for the purpose of reference as of September 1, 2002, the actual date or dates of execution by the Company and by the Trustee are as indicated by their respective acknowledgements hereto annexed.

Section 6.09. In order to facilitate the recording or filing of this Fourteenth Supplemental Indenture, the same may be simultaneously executed in several counterparts, each of which shall be deemed to be an original, and such counterparts shall together constitute but one and the same instrument.

Section 6.10. This Fourteenth Supplemental Indenture and each Bond of the 2031 Series shall be deemed to be a contract made under the laws of the State of Florida, and for all purposes shall be governed by and construed in accordance with the laws of said State. Nothing contained in this 6.10 shall be deemed in any manner to impair any of the rights of holders of any bonds previously issued under the Indenture.

IN WITNESS WHEREOF, FLORIDA PUBLIC UTILITIES COMPANY has caused this Fourteenth Supplemental Indenture to be signed in its corporate name and behalf by its President or one of its Vice Presidents and its corporate seal to be hereunto affixed and attested by its Secretary or one of its Assistant Secretaries; and SUNTRUST BANK in token of its acceptance of the trust hereby created has caused this Fourteenth Supplemental Indenture to be signed in its name and behalf by its President or one of its Vice Presidents or Second Vice Presidents and its seal to be hereunto affixed and attested by one of its Trust Officers, in token of its acceptance of the trust; all as of the day and year first above written.

                                        FLORIDA PUBLIC UTILITIES COMPANY


(Corporate Seal)

/s/ John T. English
------------------------
    John T. English
    President, Chief Executive Officer, and
    Director

ATTEST

/s/ Jack Brown
------------------------
    Jack Brown
    Vice President, and Secretary


                                                SUNTRUST BANK
(Seal)


                                     By:    / s / SunTrust Vice President
                                        -----------------------------------
                                                  SunTrust Vice President
Attest:   / s /  SunTrust Trust Officer
        --------------------------------
                 SunTrust Trust Officer


STATE OF FLORIDA        )
					) SS:
COUNTY OF PALM BEACH	)

Before the undersigned, a Notary Public in and for said State and County, duly qualified, commissioned and sworn, personally came JOHN T. ENGLISH and JACK R. BROWN, each to me well known to be the identical persons described in and who executed the foregoing instrument and to be President and Secretary, respectively, of FLORIDA PUBLIC UTILITIES COMPANY, the corporation described in and which executed said instrument; and the said JOHN T. ENGLISH acknowledged and declared that he as President of said corporation and being duly authorized by it, freely and voluntarily, signed its name and caused its corporate seal to be affixed to and executed said instrument in the name of, for and on behalf of said corporation and as and for its act and deed. And the said JACK R. BROWN, acknowledged and declared that he as Secretary of said corporation, being duly authorized by it, freely and voluntarily affixed the corporate seal of said corporation to said instrument and executed and attested said instrument in the name of, for and on behalf of said corporation and as and for its act and deed.

IN TESTIMONY WHEREOF, I do hereunto set my hand and official seal at the City of West Palm Beach in said State and County this ______ day of_________ , 2001.


                                            -----------------------------
                                                    (Notarial Seal)


STATE OF FLORIDA	)
				) SS:
COUNTY OF ORANGE	)

Before the undersigned, a Notary Public in and for said State and County, duly qualified, commissioned and sworn, personally came ___________________ and _____________________, each to me well known to be the identical persons described in and who executed the foregoing instrument and to be a Vice President and Trust Officer, respectively, of SUNTRUST BANK described in and which executed said instrument; and the said __________________________ acknowledged and declared that he as Vice President of said corporation and being duly authorized by it, freely and voluntarily, signed its name and affixed its seal to and executed said instrument in the name of, for and on behalf of said corporation and as and for its act and deed. And said ______________________ acknowledged and declared that he as a Trust Officer of said corporation, being duly authorized by it, freely and voluntarily attested the execution and ensealing of said instrument in the name of, for and on behalf of said corporation and as and for its act and deed.

IN TESTIMONY WHEREOF, I do here unto set my hand and official seal at the City of Orlando in said State and County this ______ day of ___________ ,2001.

                                        _____________________________
                                                (Notarial Seal)


EXHIBIT 4(c)
Fifteenth Supplemental Indenture dated November 1, 2001

          This is a Security Agreement covering Personal Property as well as a Mortgage upon Real Estate and Other Property


                        FIFTEENTH SUPPLEMENTAL INDENTURE

THIS FIFTEENTH SUPPLEMENTAL INDENTURE, dated for convenience as of November 1, 2001 (the "Fifteenth Supplemental Indenture") between FLORIDA PUBLIC UTILITIES COMPANY, as Debtor (its Federal tax number being 58-0466330), a Florida corporation (hereinafter sometimes called the "Company"), whose mailing address is P.O. Box 3395, West Palm Beach, Florida 33402-3395, and the address of its principal place of business is 401 South Dixie Highway, West Palm Beach, Florida 33401, party of the first part, and SUNTRUST BANK (as successor to Continental Illinois National Bank and Trust Co. of Chicago and First National Bank in Palm Beach, hereinafter sometimes called the "Trustee"), as Mortgagee and Secured Party (its Federal tax number being 59-1424500), a corporation duly organized and existing under the laws of the State of Georgia, having a place of business at 225 East Robinson Street, Suite 250, P.O. Box 44, Orlando, Florida 32802-0044.

WHEREAS, the Company has heretofore executed and delivered to the Trustee an Indenture of Mortgage and Deed of Trust dated as of September 1, 1942 (hereinafter called the "Original Indenture"), to secure, as provided therein, its bonds (in the Original Indenture and herein called the "Bonds"), to be designated generally as its "First Mortgage Bonds", and to be issued in one or more series as provided in the Original Indenture; and

WHEREAS, the Company has heretofore executed and delivered to the Trustee fourteen indentures supplemental to the Original Indenture as follows: the First Supplemental Indenture dated as of December 1, 1945 (hereinafter sometimes called the "First Supplemental Indenture"), the Second Supplemental Indenture dated as of March 1, 1948 (hereinafter sometimes called the "Second Supplemental Indenture"), the Third Supplemental Indenture dated as of
August 1, 1954 (hereinafter sometimes called the "Third Supplemental Indenture"), the Fourth Supplemental Indenture dated as of August 1, 1956 (hereinafter sometimes called the "Fourth Supplemental Indenture"), the Fifth Supplemental Indenture dated as of September , 1958 (hereinafter sometimes called the "Fifth Supplemental Indenture"), the Sixth Supplemental Indenture dated as of July 1, 1959 (hereinafter sometimes called the "Sixth Supplemental Indenture"), the Seventh Supplemental Indenture dated as of June 1, 1963 (hereinafter sometimes called the "Seventh Supplemental Indenture"), the Eighth Supplemental Indenture dated as of June 1, 1965 (hereinafter sometimes called the "Eighth Supplemental Indenture"), the Ninth Supplemental Indenture dated as of July 1, 1972 (hereinafter sometimes called the "Ninth Supplemental Indenture"), the Tenth Supplemental Indenture dated as of July 1, 1975 (hereinafter sometimes called the "Tenth Supplemental Indenture"), the Eleventh Supplemental Indenture dated as of June 1, 1983 (hereinafter sometimes called the "Eleventh Supplemental Indenture"), the Twelfth Supplemental Indenture dated as of May 1, 1988, the Twelfth Supplemental Indenture dated as of May 1, 1988 (hereinafter sometimes called the "Twelfth Supplemental Indenture"), the Thirteenth Supplemental Indenture dated as of June 1, 1992 (hereinafter sometimes called the "Thirteenth Supplemental Indenture") and the Fourteenth Supplemental Indenture dated as of September 1, 2001 (hereinafter sometimes called the "Fourteenth Supplemental Indenture") each of which supplemental indentures provided for the creation of a new series of First Mortgage Bonds and said First, Second, Sixth, Twelfth, Thirteenth and Fourteenth Supplemental Indentures modified certain provisions of the Original Indenture and the First Supplemental Indenture; and

WHEREAS, pursuant to the Original Indenture, as so supplemented and modified, there have been executed, authenticated, delivered and issued and there are outstanding as of the date of execution of this Fifteenth Supplemental Indenture, First Mortgage Bonds of series and principal amounts as follows:

                TITLE             ISSUED       OUTSTANDING

       10.03% Series due 2018   $ 5,500,000    $ 5,500,000
        9.57% Series due 2018   $10,000,000    $10,000,000
        9.08% Series due 2022   $ 8,000,000    $ 8,000,000
        6.85% Series due 2031   $15,000,000    $15,000,000

which constitute the only Bonds outstanding under the Original Indenture, as supplemented and modified by the First, Second, Sixth, Twelfth, Thirteenth and Fourteenth Supplemental Indentures and as supplemented by the Third, Fourth, Fifth, Seventh, Eighth, Ninth, Tenth and Eleventh Supplemental Indentures; and

WHEREAS, the Board of Directors of the Company has established pursuant to
2.03 of said Original Indenture a new series of Bonds to be designated First Mortgage Bonds, 4.9% Series due 2031 (hereinafter sometimes referred to as the "Bonds of the 2031 Series") in the principal amount of Fourteen Million Dollars ($14,000,000) and has authorized the issue of said Bonds pursuant to the provisions of Article 3 of the Original Indenture, as supplemented and modified; and

WHEREAS, 16.01 of the Original Indenture provides, among other things, that the Company may execute and file with the Trustee and the Trustee at the request of the Company shall join in indentures supplemental to the Original Indenture and which thereafter shall form a part thereof, for the purposes, among others describing the terms of any new series of Bonds as established by resolution of the Board of Directors of the Company pursuant to 2.03 of the Original Indenture; and

WHEREAS, the Company proposes to enter into a Loan Agreement (the "Loan Agreement") with Palm Beach County, Florida (the "County") to provide for the payment of a proposed issue by the County of $14,000,000 principal amount of Industrial Development Revenue Bonds (Florida Public Utilities Company Project) Series 2001, dated November 1, 2001 (the "2001 Bonds") issued pursuant to an Indenture of Trust dated as of November 1, 2001 (the "Series 2001 Indenture") between the County and SunTrust Bank, as trustee (the "Series 2001 Trustee"), for the purpose of providing funds to pay the costs of certain gas line and system improvements of the Company, pursuant to the provisions of
Section 159, Part II, Florida Statutes, as amended;

WHEREAS, the Company desires to secured the 2001 Bonds with the Bonds of the 2031 Series (as defined below); and

WHEREAS, the Company desires to execute this Fifteenth Supplemental Indenture and hereby requests the Trustee to join in this Fifteenth Supplemental Indenture for the purpose of describing the terms of the Bonds of the 2031 Series (the Original Indenture, as supplemented and modified by the First, Second, Sixth, Twelfth, Thirteenth and Fourteenth Supplemental Indenture and as supplemented by the Third, Fourth, Fifth, Seventh, Eighth, Ninth, Tenth, Eleventh and this Fifteenth Supplemental Indentures being herein sometimes called the "Indenture") and of adding to the covenants and agreements of the Company in the Indenture contained other covenants and agreements hereafter to be observed by the Company; and

WHEREAS, all conditions necessary to authorize the execution, delivery and recording of this Fifteenth Supplemental Indenture and to make this Fifteenth Supplemental Indenture a valid and binding Indenture of Mortgage for the security of the Bonds of the Company issued or to be issued under the Indenture have been complied with or have been done or performed.

NOW, THEREFORE, THIS INDENTURE WITNESSETH, that in order to secure the payment of the principal of and premium, if any, and interest on all Bonds at any time issued and outstanding under the Indenture, according to their tenor, purport and effect, and to secure the performance and observance of all the covenants and conditions in said Bonds and in the Indenture contained and for and in consideration of the premises and of the mutual covenants herein contained and of the purchase and acceptance of the Bonds of the 2031 Series by the holders or registered owners thereof, and of the sum of One Dollar ($1.00) lawful money of the United States of America duly paid to the Company by the Trustee at or before the ensealing and delivery hereof, and for other valuable considerations, the receipt whereof is hereby acknowledged, Florida Public Utilities Company has executed and delivered this Fifteenth Supplemental Indenture, and has granted, bargained, sold, aliened, remised, released, conveyed, assigned, transferred, mortgaged, pledged, set over and confirmed, and by these presents does grant, bargain, sell, alien, remise, release, convey, assign, transfer, mortgage, pledge, set over and confirm unto SunTrust Bank, a Georgia corporation, as Trustee, and to its successor in the trust, and to its assigns forever, all property real, personal or mixed, described in the Original Indenture and thereby conveyed or mortgaged or intended so to be, including all such property acquired since the execution and delivery of said Original Indenture which by the terms of said Original Indenture, the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, the Fourth Supplemental Indenture, the Fifth Supplemental Indenture, the Sixth Supplemental Indenture, the Seventh Supplemental Indenture, the Eighth Supplemental Indenture, the Ninth Supplemental Indenture, the Tenth Supplemental Indenture, the Eleventh Supplemental Indenture, Twelfth Supplemental Indenture, Thirteenth Supplemental Indenture, the Fourteenth Supplemental Indenture and this Fifteenth Supplemental Mortgage is subjected or is intended to be subjected to the lien of the Indenture.

Together with all and singular the tenements, hereditaments and appurtenances belonging or in anywise appertaining to the aforesaid properties or any part thereof, with the reversion and reversions, remainder and remainders, tolls, rents, revenues, issues, income, product and profits thereof, and all the estate, right, title, interest and claim whatsoever, at law as well as in equity, which the Company now has or may hereafter acquire in and to the aforesaid properties and every part and parcel thereof.

Expressly Excepting and Excluding, however, from this Fifteenth Supplemental Indenture and from the lien and operation of the Indenture:

(a) any and all property of the character expressly excepted and excluded from (i) the Original Indenture and from the lien and operation thereof by subdivisions (b) to (h), both inclusive, of Part IX of Schedule A thereto and
(ii) the Original Indenture as supplemented and modified by the First, Second, Sixth, Twelfth, Thirteenth and Fourteenth Supplemental Indentures and as supplemented by the Third, Fourth, Fifth, Seventh, Eighth, Ninth, Tenth and Eleventh Supplemental Indentures and from the lien and operation thereof as provided in the Granting Clauses of said First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth and Thirteenth Supplemental Indentures; and

(b) all property which has been released by the Trustee or otherwise disposed of by the Company free from the lien of the Original Indenture, as supplemented and modified by the First, Second, Sixth, Twelfth and Thirteenth Supplemental Indentures and as supplemented by the Third, Fourth, Fifth, Seventh, Eighth, Ninth, Tenth and Eleventh Supplemental Indentures, in accordance with the provisions thereof.

TO HAVE AND TO HOLD all said properties, real, personal and mixed, mortgaged, pledged or conveyed by the Company as aforesaid, or intended so to be, unto the Trustee, and their successors in the Trust and their assigns forever.

SUBJECT, HOWEVER, to the exceptions and reservations and matters hereinabove recited; and to any permitted liens as defined in 1.05(a) of the Original Indenture, and liens existing on any property hereafter acquired by the Company at the time of such acquisition and permitted by 5.04 of the Original Indenture, as modified by the First Supplemental Indenture.

IN TRUST, NEVERTHELESS, upon the terms and trusts in the Indenture set forth for the equal and proportionate benefit and security of all present and future holders of the Bonds and coupons issued and to be issued under the Indenture, or any of them, without preference or priority of any said Bonds or coupons over any others thereof, or of the Bonds and coupons of any particular series over the Bonds and coupons of any other series, by reason of priority in the time of issue, sale or negotiation thereof or by reason of the purpose of issue or otherwise howsoever, except as otherwise provided in 9.29 of the Original Indenture.

AND THIS INDENTURE FURTHER WITNESSETH, that the Company for itself and its successors, does hereby covenant and agree to and with the Trustee and their successors in said trust, for the benefit of those who shall hold the Bonds and coupons of any of them, as follows:

                              ARTICLE 1
                      BONDS OF THE 2031 SERIES

Section 1.01. Establishment of Bonds of the 2031 Series. There shall be, and is hereby created a new series of Bonds, known as and entitled "First Mortgage Bonds, 4.9% Series due 2031", and the form thereof shall be substantially as hereinafter set forth in 1.04 hereof.

The principal amount of the 2031 Series is limited to Fourteen Million Dollars ($14,000,000) in principal amount of such Bonds to be initially issued upon compliance by the Company with the provisions of 3.03 and/or 3.04 of the Original Indenture, as supplemented and modified, and to the Bonds of the 2031 Series issued in exchange or substitution for outstanding Bonds of said Series under the provisions of the Original Indenture and of this Fifteenth Supplemental Indenture.

Section 1.02. Terms of the Bonds of the 2031 Series. The definitive Bonds of the 2031 Series shall be issued only as registered Bonds without coupons of the denomination of $1,000 or any multiple thereof, numbered RN 1 upwards. Notwithstanding the provisions of 2.08 of the Indenture or any other provisions of the Indenture, the date of authentication of the first Bonds of the 2031 Series issued upon original issuance shall be the date of the commencement of the first interest period for Bonds of the 2031 Series. All Bonds of the 2031 Series shall mature November 1, 2031, and shall bear interest at the rate of 4.9% per annum until the payment of the principal thereof, such interest to be payable semi-annually on the business day next preceding the first day of May and on the business day next preceding the first day of November of each year, commencing on the business day next preceding the first day of May 2002; provided, however, that the Company shall receive certain credits against principal and interest as set forth in
Article II hereof. Subject to the provisions of Article II below, both principal of and interest on the Bonds of the 2031 Series will be paid in any coin or currency of the United States of America which at the time of payment is legal tender for the payment of public and private debts. Principal of, premium, if any, and interest on Bonds of the 2031 Series will be payable at the principal corporate trust office of the Trustee in the City of Orlando, Florida, except that, in the case of the redemption as a whole at any time of Bonds of the 2031 Series then outstanding, the Company may designate in the redemption notice other offices or agencies at which, at the option of the registered holders, Bonds of the 2031 Series may be surrendered for redemption and payment. Interest on the Bonds of the 2031 Series may be paid by checks payable to the order of the respective holders entitled thereto, and mailed by the Trustee by first class mail, postage prepaid, to such holders at their respective registered addresses as shown on the Bond register for the Bonds of the 2031 Series, in each case to the holder of record on the record date as hereinbelow defined.

The person in whose name any Bond of the 2031 Series is registered at the close of business on any record date (as hereinbelow defined) with respect to any interest payment date shall be entitled to receive the interest payable on such interest payment date notwithstanding the cancellation of such Bond of the 2031 Series upon any transfer or exchange thereof (including any exchange effected as an incident to a partial redemption thereof) subsequent to the record date and prior to such interest payment date, except that, if and to the extent that the Company shall default in the payment of the interest due on such interest payment date, then the registered holders of Bonds of the 2031 Series on such record date shall have no further right to or claim in respect of such defaulted interest as such registered holders on such record date, and the persons entitled to receive payment of any defaulted interest thereafter payable or paid on any Bonds of the 2031 Series shall be the registered holders of such Bonds of the 2031 Series on the record date for payment of such defaulted interest. The term "record date" as used in this
 1.02, and in the form of the Bonds of the 2031 Series, with respect to any interest payment date applicable to the Bonds of the 2031 Series, shall mean the October 15 next preceding an interest payment date occurring on a business day next preceding the first day of November, or the April 15 next preceding an interest payment date occurring on a business day next preceding the first day of May, or such record date established for defaulted interest as hereinafter provided.

In case of failure by the Company to pay any interest when due the claim for such interest shall be deemed, to have been transferred by transfer of any Bond of the 2031 Series registered on the books of the Company and the Company, by not less than 10 days written notice to bondholders, may fix a subsequent record date for determination of holders entitled to payment of such interest. Such provision for establishment of subsequent record date, however, shall in no way affect the rights of bondholders or of the Trustee consequent on any default.

Except as provided in this 1.02, every Bond of the 2031 Series shall be dated as provided in 2.08 of the Original Indenture. However, so long as there is no existing default in the payment of interest on the Bonds of the 2031 Series, all Bonds of the 2031 Series authenticated by the Trustee between the record date for any interest payment date and such interest payment date shall be dated such interest payment date and shall bear interest from such interest payment date; provided, however, that if and to the extent that the Company shall default in the interest due on such interest payment date, then any such Bond of the 2031 Series shall bear interest from the May 1 or November 1, as the case may be, to which interest has been paid, unless such interest payment date is November 1, 2001, in which case from the date of authentication of the first Bonds of the 2031 Series issued upon original issuance. Bonds of the 2031 Series shall be transferable and exchangeable, but only as provided in the Indenture.

Notwithstanding the provisions of 2.06 of the Original Indenture no charge shall be made for any exchange of Bonds of the 2031 Series for other Bonds of the 2031 Series of different authorized denominations or for any transfer of Bonds of the 2031 Series, except that the Company at its option may require the payment of a sum sufficient to reimburse it for any tax or other governmental charge incident thereto.

The Trustee hereunder shall, by virtue of its office as such Trustee, be the registrar and transfer agent of the Company for the purpose of registering and transferring Bonds of the 2031 Series. Neither the Company nor the Trustee shall be required to make transfers or exchanges of Bonds of the 2031 Series for a period of ten days next preceding any designation of Bonds of the 2031 Series to be redeemed and neither the Company nor the Trustee shall be required to make transfers or exchanges of any bonds designated in whole for redemption or that part of any bond designated in part for redemption.

Section 1.03. Redemption Provisions for Bonds of the 2031 Series. The Bonds of the 2031 Series shall only be redeemable at the price and on the conditions stated in the form of bond set forth in Section 1.04 herein.

Section 1.04. Form of Bonds of the 2031 Series. The Bonds of the 2031 Series and the Trustee's authentication certificate to be executed on the Bonds of said Series, shall be in substantially the following form:


                  [FORM OF FACE OF BOND OF THE 2031 SERIES]

No. RN                                                          $14,000,000

                      FLORIDA PUBLIC UTILITIES COMPANY
            Incorporated under the laws of the State of Florida
                First Mortgage Bond, 4.9% Series due 2031
                          Due November 1, 2031

FLORIDA PUBLIC UTILITIES COMPANY, a Florida corporation (hereinafter sometimes called the "Company", which term shall include any successor corporation as defined in the Indenture hereinafter mentioned), for value received, hereby promises to pay to Suntrust Bank, as trustee (the "Series 2001 Trustee") under that certain Indenture of Trust dated as of November 1, 2001 by and between Palm Beach County, Florida (the "County") and the Series 2001 Trustee (the 'Series 2001 Indenture"), or registered assigns, Fourteen Million Dollars ($14,000,000) on November 1, 2031, and to pay to the registered owner hereof interest thereon from the interest payment date next preceding the date of this bond (or, if this bond be dated prior to May 1, 2002 from November 1, 2001), at the rate of 4.9% per annum, semiannually on the business day next preceding the first day of May and on the business day next preceding the first day of November in each year, commencing on the business day next preceding the first day of May, 2002.

This bond is issued under that certain Indenture of Mortgage and Deed of Trust dated as of September 1, 1942, duly executed and delivered by the Company to SunTrust Bank (as successor to Continental Illinois National Bank and Trust Co. of Chicago and First National Bank in Palm Beach), as trustee (the "Trustee"), as modified by the First Supplemental Indenture, dated as of December 1, 1945, by the Second Supplemental Indenture, dated as of March 1, 1948, by the Sixth Supplemental Indenture, dated as of July 1, 1959, by the Twelfth Supplemental Indenture, dated as of May 1, 1988, by the Thirteenth Supplemental Indenture, dated as of June 1, 1992, and by the Fourteenth Supplemental Indenture, dated as of September 1, 2001, and as supplemented by all other indentures supplemental thereto including the Fifteenth Supplemental Indenture, dated as of November 1, 2001 (the "Fifteenth Supplemental Indenture") (herein sometimes collectively referred to as the "Indenture".)

The principal of, and the premium, if any, and the interest on, this bond will be paid in lawful money of the United States of America at the office of the Trustee in the City of Orlando, Florida, or of its successor in trust, and interest thereon will be paid in like lawful money at said office of the Trustee; provided, however, that interest on this bond may be paid (i) by check payable to the order of the registered holder entitled thereto and mailed by the Trustee by first class mail, postage prepaid, to such holder at his address as shown on the bond register for bonds of this series, or (ii) as otherwise provided by an agreement of the Company with such holder complying with Section 6.01 of the Fifteenth Supplemental Indenture; provided, however, that any such payments of principal and interest shall be subject to receipt of certain credits against such payment obligations as set forth in Article II of the Fifteenth Supplemental Indenture.

This bond shall not become or be valid or obligatory for any purpose until the authentication hereon shall have been signed by the Trustee.

The provisions of this bond are continued on the reverse hereof and such continued provisions shall for all purposes have the same effect as though fully set forth at this place.

IN WITNESS WHEREOF, FLORIDA PUBLIC UTILITIES COMPANY has caused these presents to be executed in its name and behalf by its President or a Vice President and its corporate seal to be hereunto affixed and attested by its Secretary or an Assistant Secretary, all as of November 1, 2001.

                                        FLORIDA PUBLIC UTILITIES COMPANY,

/s/ John T. English
------------------------
    John T. English
    President, Chief Executive Officer, and
    Director

ATTEST


/s/ Jack Brown
------------------------
    Jack Brown
    Vice President, and Secretary


                  [FORM OF REVERSE OF BOND OF THE 2031 SERIES]

This Bond is one of the bonds, of a series designated as First Mortgage Bonds, 4.9% Series due 2031 (hereinafter sometimes referred to as "Bonds of the 2031 Series"), of an authorized issue of bonds of the Company; known as First Mortgage Bonds, not limited as to maximum aggregate principal amount except as otherwise provided in the Indenture, all issued or issuable in one or more series (which several series may be of different denominations, dates and tenor) under and equally secured (except in so far as any sinking fund, improvement fund or other fund established in accordance with the provisions of said Indenture may afford additional security for the bonds of any specific series) by the Indenture. Reference is hereby made to the Indenture for a description of the property mortgaged and pledged as security for said bonds, the rights and remedies of the registered owner of this bond in regard thereto, the terms and conditions upon which said bonds are secured thereby, the terms and conditions upon which said bonds may be issued thereunder and the rights, immunities and obligations of the Trustee under the said Indenture. This bond shall be deemed to be a contract made under the laws of the State of Florida, and for all purposes shall be governed by and construed in accordance with the laws of said State.

The Company has entered into a Loan Agreement with the County to provide for the payment of an issue by the County of its $14,000,000 principal amount of Industrial Development Revenue Bonds (Florida Public Utilities Company Project) Series 2001 (the "Series 2001 Bonds"), issued pursuant to the Series 2001 Indenture, for the purpose of providing funds to pay the costs of certain gas line improvements of the Company, pursuant to Chapter 159, Part II, Florida Statutes, as amended.

All of the Bonds of the 2031 Series have been issued in the name of the Series 2001 Trustee, as trustee under the Series 2001 Indenture, in satisfaction of payments required to be made by the Company pursuant to the Loan Agreement and to evidence its obligations to make such payments.

Subject to the provisions of the Series 2001 Indenture, the Bonds of the 2031 Series shall be subject to redemption prior to maturity as a whole at any time or in part from time to time at the option of the Company on or after November 1, 2008, at the following redemption prices:

Period (Both Date Inclusive)                Redemption Price

November 1, 2008 to October 31, 2009              102%
November 1, 2009 to October 31, 2010              101%
November 1, 2010 and thereafter                   100%

Pursuant to the Loan Agreement, the Company has covenanted that it will purchase 2001 Bonds on the death of any registered owner under the conditions and subject to the limitations set forth in Section 5 of the form of 2001
Bond attached to the Series 2001 Indenture as Exhibit A. If the Company shall fail to purchase any 2001 Bond required to be purchased by it on the death of a registered holder of any 2001 Bond required to be purchased as provided in
Section 5 of such form of 2001 Bond, then the Trustee will redeem Bonds of the 2031 Series to the extent of the Company's failure to purchase such 2001 Bond, on the date scheduled for such purchase, at a price equal to 100% of the face principal amount of the Bonds of the 2031 Series so to be redeemed, plus accrued interest to the redemption date.

So long as the trustee under the Series 2001 Indenture is the holder of all the Bonds of the 2031 Series, upon cancellation in full or in part of any of the 2001 Bonds (or provision for payment thereof having been made in accordance with the provisions of the Series 2001 Indenture) and payment of all fees and charges of the trustee thereunder, such trustee may, in lieu of surrendering Bonds of the 2031 Series for redemption and issuance of the Bonds of the 2031 Series, make an appropriate endorsement thereon of the particulars of any such partial redemption and the amount of Bonds of the 2031 Series then remaining outstanding.

The Bonds of the 2031 Series are subject to special mandatory redemption ("Mandatory Redemption on Determination of Taxability"), in whole, or in part as described below, at any time prior to maturity at a redemption price equal to the principal amount thereof to be redeemed plus accrued interest to the redemption date if on any day within 120 days after the Company receives written notice from a registered owner or former registered owner of a 2001 Bond or the Series 2001 Trustee of a final determination by the Internal Revenue Service or a court of competent jurisdiction that, as a result of a failure by the Company to perform any of its agreements in the Loan Agreement or the inaccuracy of any of its representations in the Loan Agreement or any certificate submitted pursuant to the Series 2001 Indenture, the interest paid or to be paid on any 2001 Bond is or was includable in the gross income of the owner of any such Bond for Federal income tax purposes. No such determination will be considered final unless the registered owner or former registered owner involved in the determination gives the Company, Series 2001 Trustee and the Trustee under the Indenture prompt written notice of the commencement of the proceedings resulting in the determination and offers the Company, subject to the Company's agreeing to pay all expenses of the proceeding and to indemnify such registered owner against all liabilities that might result from it, the opportunity to control the defense of the proceeding, and either the Company does not agree within 30 days to pay the expenses, indemnify such registered owner and control the defense or the Company exhausts or chooses not to exhaust available procedures to contest or obtain review of the result of the proceedings. Fewer than all the Bonds of the 2031 Series may be redeemed if redemption of fewer than all would result in the interest payable on the 2001 Bonds remaining outstanding being not includable in the gross income for Federal income tax purposes of any owner. If fewer than all Bonds of the 2031 Series are to be redeemed, the Trustee will select the Bonds of the 2031 Series to be redeemed by lot as provided in the Indenture or by such other method acceptable to the Trustee as may be specified in an Opinion of Tax Counsel. If this redemption occurs in accordance with the terms of the Series 2001 Indenture, such failure by the Company to perform any of its agreements in the Loan Agreement or inaccuracy of any of its representations in the Loan Agreement or any certificate submitted pursuant to the Series 2001 Indenture shall not in and of itself constitute an Event of Default under the Series 2001 Indenture, the Bonds of the 2031 Series, the 2001 Bonds or the Indenture. Any such redemptions shall be at a price equal to 100% of the face principal amount of the Bonds of the 2031 Series so to be redeemed, plus accrued interest to the redemption date.

The Company will deliver notice to each holder of the Bonds of the 2031 Series to be redeemed (by telecopy or other same-day written communication confirmed by the recipient, on a date no less than 30 days or more than 60 days prior to the date fixed for redemption of the Bonds of the 2031 Series) of the premium, if any, applicable to such redemption and the calculations, in reasonable detail, used to determined the amount of any such premium.

Prior notice of the redemption of the Bonds of the 2031 Series (unless waived as provided in the Indenture) shall be given by mailing such notice by first class mail, postage prepaid, to the respective registered holders of such bonds not less than thirty (30) nor more than sixty (60) days prior to the redemption date; and otherwise as provided in Article 4 of the Original Indenture.

If this bond or any portion thereof (One Thousand Dollars ($1,000) or a multiple thereof) is called for redemption and payment duly provided for as specified in said Indenture, this bond or such portion thereof that is so redeemed shall cease to be entitled to the lien and security interest of said Indenture from and after the date payment is so provided and shall cease to bear interest from and after the date fixed for redemption.

In the event of the selection for redemption of a portion only of the principal of this bond, payment of the redemption price will be made only
(a) upon presentation of this bond for notation hereon of such payment of the portion of the principal of this bond so called for redemption, or (b) upon surrender of this bond in exchange for a bond or bonds in registered form
(but only of authorized denominations), for the unredeemed balance of the principal of this bond, or (c) upon issuance of a check or upon the making of a wire transfer in the amount of the portions of the principal amount so redeemed payable to the order of the registered holder entitled thereto and, in the case of a check, mailed by the Trustee by first class mail, postage prepaid, to such holder at his address as shown on the bond register for Bonds of the 2031 Series, provided that in either case the holder shall have entered into an agreement with the Company as required by Section 6.01 of the Fifteenth Supplemental Indenture.

To the extent permitted and as provided in said Indenture, modifications or alterations of said Indenture, or of any indenture supplemental thereto, and of the bonds issued thereunder, and of the rights and obligations of the Company and the rights of the bearers or registered owners of the bonds and coupons, may be made with the consent of the Company and with the written approvals or consents of the bearers or registered owners of not less than seventy-five per centum (75%) in principal amount of the bonds outstanding, including, if more than one series of bonds shall be at the time outstanding, not less than sixty per centum (60%) in principal amount of each series, provided, however, that no such alteration or modification shall, without the written approval or consent of the bearer or registered owner of any bond affected thereby, (a) impair or affect the right of such bearer or registered owner to receive payment of the principal of and premium, if any, and interest on any bond at the specified rate, on or after the respective due dates expressed in any bond, or to institute suit for the enforcement of any such payment on or after such respective dates, (b) permit the creation of any lien prior to or on a parity with the lien of said Indenture, or (c) reduce the percentage of the principal amount of the bonds upon the approval or consent of the bearers or registered owners of which modifications or alterations may be affected as aforesaid.

This bond is transferable, but only as provided in the Indenture, by the registered owner hereof in person or by his duly authorized attorney, at said office of the Trustee upon surrender of this bond for cancellation, duly endorsed with signature guaranteed, and thereupon a new registered bond or bonds of like aggregate principal amount will be issued to the transferee in exchange herefor, and the registered owner of this bond at his option may surrender the same for cancellation at said office and receive in exchange herefor the same aggregate principal amount of registered bonds of the same series but of other authorized denominations. No charge shall be made for any exchange of bonds of this series for other bonds of different authorized denominations or for any transfer of this bond, except that the Company at its option may require the payment of a sum sufficient to reimburse it for any tax or other governmental charge incident thereto.

Neither the Company nor the Trustee shall be required to make transfers or exchanges of Bonds of the 2031 Series for a period of ten (10) days next preceding any designation of bonds of said series to be redeemed, and neither the Company nor the Trustee shall be required to make transfers or exchanges of any bonds designated in whole for redemption or that part of any bond designated in part for redemption. Subject to the provisions of the Fifteenth Supplemental Indenture, if this bond is surrendered for any transfer or exchange between the record date for any regular interest payment date and such interest payment date, the new bond will be dated such interest payment date. If this bond is surrendered for any transfer or exchange between such record date and such interest payment date, the Fifteenth Supplemental Indenture provides that in the event of any default in payment of the interest due on such payment date, such interest shall not be payable to the holder of the bond on the original record date but shall be paid to the registered holder of such bond on the subsequent record date established for payment of such defaulted interest.

In case a default as defined in said Indenture shall occur, the principal of this bond may become or be declared due and payable before maturity in the manner and with the effect provided in said Indenture. The holders, however, of certain specified percentages of the bonds at the time outstanding, including in certain cases specified percentages of bonds of particular series, may in the cases, to the extent and under the conditions provided in said Indenture, waive past defaults thereunder and the consequences of such defaults.

No recourse shall be had for the payment of the principal of or premiums, if any, or interest on this bond, or for any claim based hereon, or otherwise in respect hereof or of said Indenture, to or against any incorporator, stockholder, director or officer, past, present or future, as such, of the Company, or of any predecessor or successor corporation, either directly or through the Company, or such predecessor or successor corporation, under any constitution or statute or rule of law, or by the enforcement of any assessment or penalty, or otherwise, all such liabilities of incorporators, stockholders, directors and officers, as such, being waived and released by the holder and owner hereof by the acceptance of this bond and being likewise waived and released by the terms of said Indenture.

                [FORM OF ENDORSEMENT OF BONDS OF THE 2031 SERIES
                WITH RESPECT TO PAYMENTS ON ACCOUNT OF PRINCIPAL]

                       PAYMENTS ON ACCOUNT OF PRINCIPAL

                                       BALANCE OF
                                    PRINCIPAL AMOUNT
DATE               AMOUNT PAID           UNPAID            SIGNATURE


     FORM OF AUTHENTICATION CERTIFICATE FOR BONDS OF THE 2031 SERIES

        This bond is one of the bonds of the series designated therein, referred to in the within-mentioned Indenture.

                                                SUNTRUST BANK, TRUSTEE,


                                                By:____________________
                                                   Authorized Officer

Section 1.05.  Renewal and Replacement Fund. Notwithstanding the provision of
1.06 of the First Supplemental Indenture, as modified by 2.02 of the Second Supplemental Indenture, that the covenants contained therein shall continue only so long as any of the First Mortgage Bonds, 3-1/4% Series due 1975 (hereinafter sometimes called the "Bonds of the 1975 Series") shall remain outstanding, the Company hereby covenants that the covenants made by the Company in said 1.06, as so modified, shall also continue so long as any of the Bonds of the 2031 Series shall remain outstanding.

[Section 1.06. Restriction on Payment of Dividends on Common Stock. The Company hereby covenants and agrees that, so long as any Bonds of the 2031 Series remain outstanding, the Company shall not (a) declare or pay any dividend (other than dividends payable in capital stock of the Company), or make any distribution on any shares of Common Stock of the Company, or (b) purchase or otherwise retire for a consideration (other than in exchange for, or from the proceeds of, other shares of capital stock of the Company and other than any class of preferred stock required to be purchased, redeemed or otherwise retired for any sinking or purchase fund for such class of stock) any shares of capital stock of the Company, if the aggregate amount so distributed or expended after December 31, 2000 would exceed the aggregate amount of the Company's net income available for dividends on its Common Stock accumulated after December 31, 2000, plus the sum of $2,500,000.

Net income of the Company available for dividends on its Common Stock for the purpose of this Section shall mean the gross earnings of the Company, less all proper deductions for operating expenses, taxes (including income, excess profits and other taxes based on or measured by income or undistributed earnings or income for the determination of liability in respect of which the amount payable by the Company by way of interest is a deductible item), interest charges and other appropriate items, including provisions for maintenance, and provision for retirements, depreciation or obsolescence in an amount not less than the appropriation for renewals and replacements, as defined in 1.06 of the First Supplemental Indenture as amended by 2.02 of the Second Supplemental Indenture, after provision for all dividends accrued on any outstanding stock of the Company having preference over the Common Stock as to dividends, and otherwise determined in accordance with generally accepted accounting principles, provided, however, that in determining the net income of the Company for the purposes of this Section no deduction or adjustment shall be made for or in respect of (a) expenses in connection with the redemption or retirement of any securities issued by the Company, including any amount paid in excess of the principal amount or par or stated value of securities redeemed or retired or, in the event that such redemption or retirement is effected with the proceeds of sale of other securities of the Company, interest or dividends on the securities redeemed or retired from the date on which the funds required for such redemption or retirement are deposited in trust for such purpose to the date of redemption or retirement; (b) profits or losses from sales of property or other capital assets, or taxes on or in respect of any such profits; (c) any earned surplus adjustment (including tax adjustments) applicable to any period prior to January 1, 2002; and (d) amortization or elimination of utility plant adjustment accounts or other intangibles.]

Section 1.07. Extension of Certain Covenants to Bonds of the 2031 Series. Notwithstanding the provisions of 1.08 of the First Supplemental Indenture that the covenants contained therein shall continue only so long as any of the Bonds of the 1975 Series shall remain outstanding, the Company hereby covenants that the covenants made by the Company in said 1.08 as modified by 2.05 of the Second Supplemental Indenture, shall also continue so long as any of the Bonds of the 2031 Series shall remain outstanding.

Section 1.08. Duration of Effectiveness of Article 1. This Article shall be in force and effect only so long as any of the Bonds of the 2031 Series are outstanding.

                              ARTICLE II
          CREDITS WITH RESPECT TO BONDS OF THE 2031 SERIES


Section 2.01 The Company covenants and agrees that it will duly and punctually pay to the Holder of the Bonds of the 2031 Series the principal, premium (if any) and interest of said bonds at the dates and place and in the manner provided in such bonds. Provided, however:

(a) Payments of the principal of, premium, if any, and interest on the 2001 Bonds may be made with moneys in the Bond Fund established pursuant to the Series 2001 Indenture relating to the 2001 Bonds, including any monies in such Fund and constituting proceeds on investments, as provided in the Loan Agreement and the Series 2001 Indenture. Money in said Bond Fund constituting proceeds from the sale of the 2001 Bonds or earnings on investments which have been set aside by the Series 2001 Trustee under the Series 2001 Indenture at the request of the Company for payment of the principal of (whether at maturity or upon redemption), premium, if any, or interest on any 2001 Bond shall be credited against the obligation of the Company to pay the principal of, premium, if any, or interest on Bonds of the 2031 Series.

(b) The principal amount of any of the 2001 Bonds acquired by the Company and delivered to the Series 2001 Trustee shall be credited against the obligation of the Company to pay the principal of the Bonds of the 2031 Series at maturity on November 1, 2031.

The Company shall promptly inform the Trustee of all payments made and credit availed of pursuant to this Section with respect to its obligations on Bonds of the 2031 Series. The Trustee, however, shall not be required to recognize any payment made or credit availed of pursuant to this Section as a payment on the Bonds of the 2031 Series until it shall have received a certificate from the Series 2001 Trustee specifying the amount of such payment or credit and stating that such payment or credit has been applied against payments required on the 2001 Bonds. In addition, the certificate shall specify the interest or principal obligations with respect to which the payment or credit was applied.


                              ARTICLE 3
                  ADDITIONAL COVENANTS OF THE COMPANY

Section 3.01. Notwithstanding the provisions of 1.07(4) of the Original Indenture, as modified by 2.05(a) of the First Supplemental Indenture and
2.03 of the Second Supplemental Indenture, that the definition contained in said 1.07(4), as so modified, shall continue so long as any Bonds of the 1975 Series or First Mortgage Bonds, 3-3/4% Series due 1978 (hereinafter sometimes called the "Bonds of the 1978 Series") shall be outstanding, the Company hereby covenants that the definition contained in said 1.07(4) as modified as aforesaid shall also apply to Bonds of the 2031 Series and continue in effect so long as any Bonds of the 2031 Series shall remain outstanding.

Section 3.02. Notwithstanding the provisions of 1.07(7) of the Original Indenture, as modified by 2.05(c) of the First Supplemental Indenture and
2.04 of the Second Supplemental Indenture, that the definition contained in said 1.07(7), as so modified, shall continue so long as any of the Bonds of the 1975 Series or Bonds of the 1978 Series shall be outstanding, the Company hereby covenants that the definition contained in said 1.07(7) as modified as aforesaid shall also apply to Bonds of the 2031 Series and continue in effect so long as any Bonds of the 2031 Series shall remain outstanding.


                              ARTICLE IV
                 CONCERNING BOND INSURER OF 2001 BONDS

Section 4.01 Payments made by Bond Insurer. In determining whether an event of default has occurred under the Indenture, the Trustee shall not give effect to any payments made by AMBAC Assurance Corporation (the "Bond Insurer"), the issuer of a Financial Guaranty Insurance Policy guaranteeing payment of principal of, and interest on, the 2001 Bonds.

Section 4.02 Written Consent of the Bond Insurer Required Prior to Certain Amendments to the Indenture; Notice to Rating Agencies.

(a) In addition to the applicable requirements of the Indenture, the Indenture may be amended from time to time, except with respect to (i) the principal, premium, if any, or interest payable upon the Bonds of the 2031 Series, (ii) the interest payment dates, date of maturity or redemption provisions of the Bonds of the 2031 Series, (iii) the security interest and lien granted under the Indenture, and (iv) this Article IV, without the prior written consent of the Bond Insurer. Nothing herein contained shall require any consent by the Bond Insurer to any supplemental indenture which authorizes the issuance of any new series of bonds under the Indenture, so long as such supplemental indenture does not otherwise amend the Indenture as described in the foregoing provisions of this subsection (a).

(b) In the case of any amendment to the Indenture requiring the prior written consent of the Bond Insurer by virtue of Section 4.01(a) above, written notice of such amendment shall also be given by the Company to Standard and Poor's Corporation, Moody's Investors Service, Inc., and Fitch Investors Service.


                              ARTICLE 5
                         BONDS OUTSTANDING

The total aggregate principal amount of First Mortgage Bonds of the Company issued and outstanding and presently to be issued and outstanding under the provisions of, and secured by the Indenture, will be $53,100,000; namely - $10,000,000 principal amount of First Mortgage Bonds, 9.57% Series due 2018 now issued and outstanding, $5,500,000 principal amount of First Mortgage Bonds, 10.03% Series due 2018 now issued and outstanding, $8,000,000 principal amount of First Mortgage Bonds, 9.08% Series due 2022, $15,000,000 principal amount of First Mortgage Bonds, 6.85% Series due 2031 now issued and outstanding and $14,000,000 principal amount of First Mortgage Bonds, 4.9% Series due 2031 to be issued upon compliance by the Company with the provisions of 3.03, 3.04 and/or 3.05 of the Original Indenture, as supplemented and modified.


                              ARTICLE 6
                         SUNDRY PROVISIONS

Section 6.01. The Company may enter into an agreement with the holder of any registered Bond without coupons of any series providing for the payment to such holder of the principal of and the premium, if any, and interest on such Bond or any part thereof at a place other than the offices or agencies therein specified and in a manner specified therein including payment by wire transfer, and for the making of notation, if any, as to principal payments on such Bond by such holder or by an agent of the Company or of the Trustee. The Trustee is authorized to approve any such agreement, and shall not be liable for any act or omission to act on the part of the Company, any such holder or any agent of the Company in connection with any such agreement.

Section 6.02. This Fifteenth Supplemental Indenture is executed and shall be construed as an indenture supplemental to the Original Indenture, as supplemented and modified, and shall form a part thereof, and the Original Indenture, as heretofore supplemented and modified and as hereby supplemented and modified, is hereby ratified, approved and confirmed.

Section 6.03. The recitals contained in this Fifteenth Supplemental Indenture are made by the Company and not by the Trustee and all of the provisions contained in the Indenture, in respect of the rights, privileges, immunities, powers and duties of the Trustee shall be applicable in respect hereof as fully and with like effect as if set forth herein in full.

Section 6.04. Whenever reference is herein in this Fifteenth Supplemental Indenture made to a Section or Article of the Original Indenture, the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, the Fourth Supplemental Indenture, the Fifth Supplemental Indenture, the Sixth Supplemental Indenture, the Seventh Supplemental Indenture, the Eighth Supplemental Indenture, the Ninth Supplemental Indenture, the Tenth Supplemental Indenture, the Eleventh Supplemental Indenture, the Twelfth Supplemental Indenture, the Thirteenth Supplemental Indenture and the Fourteenth Supplemental Indenture and such Section or Article has been modified, then such reference shall be to such Section or Article so modified whether or not expressly so stated.

Section 6.05. Nothing in this Fifteenth Supplemental Indenture expressed or implied is intended or shall be construed to give to any person other than the Company, the Trustee, and the holders of the Bonds issued hereunder, any legal or equitable right, remedy or claim under or in respect of the Original Indenture, the First SupplementalIndenture, Second Supplemental Indenture, the Third Supplemental Indenture, the Fourth Supplemental Indenture, the
Fifth Supplemental Indenture, the Sixth Supplemental Indenture, the Seventh Supplemental Indenture, the Eighth Supplemental Indenture, the Ninth Supplemental Indenture, the Tenth Supplemental Indenture, the Eleventh Supplemental Indenture, Twelfth Supplemental Indenture, the Thirteenth Supplemental Indenture, the Fourteenth Supplemental Indenture or this Fifteenth Supplemental Indenture or any covenant, condition or provision therein or herein or in the Bonds contained; and all such covenants, conditions and provisions are and shall be held to be for the sole and exclusive benefit of the Company, the Trustee and the holders of the Bonds and coupons issued hereunder. Provided however, the covenants, conditions and provisions set forth in Article IV hereof shall also be for the benefit and protection of the Bond Insurer.

Section 6.06. The titles of Articles and any wording on the cover of this Fifteenth Supplemental Indenture are inserted for convenience only and are not a part thereof.

Section 6.07. All the covenants, stipulations, promises and agreements in this Fifteenth Supplemental Indenture contained made by or on behalf of the Company or of the Trustee shall inure to and bind their respective successors and assigns.

Section 6.08. Although this Fifteenth Supplemental Indenture is dated for convenience and for the purpose of reference as of November 1, 2001, the actual date or dates of execution by the Company and by the Trustee are as indicated by their respective acknowledgements hereto annexed.

Section 6.09. In order to facilitate the recording or filing of this Fifteenth Supplemental Indenture, the same may be simultaneously executed in several counterparts, each of which shall be deemed to be an original, and such counterparts shall together constitute but one and the same instrument.

Section 6.10. This Fifteenth Supplemental Indenture and each Bond of the 2031 Series shall be deemed to be a contract made under the laws of the State of Florida, and for all purposes shall be governed by and construed in accordance with the laws of said State. Nothing contained in this 6.10 shall be deemed in any manner to impair any of the rights of holders of any bonds previously issued under the Indenture.

IN WITNESS WHEREOF, FLORIDA PUBLIC UTILITIES COMPANY has caused this Fifteenth Supplemental Indenture to be signed in its corporate name and behalf by its President or one of its Vice Presidents and its corporate seal to be hereun to affixed and attested by its Secretary or one of its Assistant Secretaries; and SUNTRUST BANK in token of its acceptance of the trust hereby created has caused this Fifteenth Supplemental Indenture to be signed in its name and behalf by its President or one of its Vice Presidents or Second Vice Presidents and its seal to be hereunto affixed and attested by one of its Trust Officers, in token of its acceptance of the trust; all as of the day and year first above written.

                                           FLORIDA PUBLIC UTILITIES COMPANY


(Corporate Seal)

/s/ John T. English
------------------------
     John T. English
     President, Chief Executive Officer, and
     Director

ATTEST

/s/ Jack Brown
------------------------
    Jack Brown
    Vice President, and Secretary



                                           SUNTRUST BANK

(Seal)


                                           By: / s / SunTrust Vice President
                                               -----------------------------
                                           SunTrust Vice President



STATE OF FLORIDA      )
                           ) SS:
COUNTY OF PALM BEACH  )

Before the undersigned, a Notary Public in and for said State and County, duly qualified, commissioned and sworn, personally came JOHN T. ENGLISH and JACK R. BROWN, each to me well known to be the identical persons described in and who executed the foregoing instrument and to be President and Secretary, respectively, of FLORIDA PUBLIC UTILITIES COMPANY, the corporation described in and which executed said instrument; and the said JOHN T. ENGLISH acknowledged and declared that he as President of said corporation and being duly authorized by it, freely and voluntarily, signed its name and caused its corporate seal to be affixed to and executed said instrument in the name of, for and on behalf of said corporation and as and for its act and deed. And the said JACK R.BROWN, acknowledged and declared that he as Secretary of said corporation, being duly authorized by it, freely and voluntarily affixed the corporate seal of said corporation to said instrument and executed and attested said instrument in the name of, for and on behalf of said corporation and as and for its act and deed.

IN TESTIMONY WHEREOF, I do hereunto set my hand and official seal at the City of West Palm Beach in said State and County this _____ day of _______ , 2001.


                                                 _______________________
                                                     (Notarial Seal)


STATE OF FLORIDA      )
                           ) SS:
COUNTY OF ORANGE      )

Before the undersigned, a Notary Public in and for said State and County, duly qualified, commissioned and sworn, personally came ________________________, to me well known to be the identical person described in and who executed the foregoing instrument and to be a Vice President of SUNTRUST BANK described in and which executed said instrument; and the said _______________ acknowledged and declared that she as Vice President of said corporation and being duly authorized by it, freely and voluntarily, signed her name and affixed its seal to and executed said instrument in the name of, for and on behalf of said corporation and as and for its act and deed.

IN TESTIMONY WHEREOF, I do here unto set my hand and official seal at the City of Orlando in said State and County this __________ day of ________ ,2001.



                                                 _______________________
                                                     (Notarial Seal)





EXHIBIT 10(a)
CREDIT AGREEMENT Between Florida Public Utilities and Bank of America

                      COMMERCIAL PLEDGE AGREEMENT

Grantor: Florida Public Utilities Company     Lender: Bank of America,N.A.
         401 South Dixie Highway              c/o FL Commercial Loan Processing
         West Palm Beach, FL 33401            FL9-100-03-15
                                              P.O. Box 40329
                                              Jacksonville, FL 32203-0329

THIS COMMERCIAL PLEDGE AGREEMENT dated September 17, 2001, Is made and executed between Florida Public Utilities Company ("Grantor') and Bank of America, N.A. ("Lender").

GRANT OF SECURITY INTEREST. For valuable consideration, Grantor grants lo Lender a security Interest In the Collateral to secure the Indebtedness and agree that Lender shall have the rights stated In this Agreement with respect to the Collateral, In addition to all other rights which Lender may have by law.

COLLATERAL DESCRIPTION. The word "Collateral as used In this Agreement means Grantors present and future rights, title and interest in and to, together with any and all present and future additions thereto, substitutions therefore, and replacements thereof, together with any and all present and future certificates and/or instruments evidencing any Bonds and further together with all Income and Proceeds as described herein:

  Investment Account #8812S2 held with Banc of America Investment Services,Inc.

Bonds
RIGHT OF SETOFF. To the extent permitted by applicable law, Lender reserves a right of setoff in all Grantor's accounts with Lender (whether checking, savings, or some other account). This includes all accounts Grantor holds jointly with someone else and all accounts Grantor may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which setoff would be prohibited by law. Grantor authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the Indebtedness against any and all such accounts.

REPRESENTATIONS AND WARRANTIES WITH RESPECT TO THE COLLATERAL. Grantor represents and warrants to Lender that:

Ownership. Grantor Is the lawful owner of the Collateral free and clear of all security interests, liens, encumbrances and claims of others except as disclosed to and accepted by Lender in writing prior to execution of this Agreement.

Right to Pledge. Grantor has the full right, power and authority to enter into this Agreement and to pledge the Collateral.

Authority; Binding Effect. Grantor has the full right, power and authority to enter Into this Agreement and to grant a security interest in the Collateral to Lender. This Agreement Is binding upon Grantor as well as Grantor's successors and assigns, and is legally enforceable in accordance with its terms. The foregoing representations and warranties, and all other representations and warranties contained in this Agreement are and shall be continuing in nature and shall remain in full force and effect until such time as this Agreement is terminated or cancelled as provided herein.

No Further Grantor has not, and shall not, sell, assign, transfer, encumber or otherwise dispose of any of Grantor's rights in the Collateral except as provided in this Agreement.

No Defaults. There are no defaults existing under the Collateral, and there are no offsets or counterclaims to the same. Grantor will strictly and promptly perform each of the terms, conditions, covenants and agreements, if any, contained in the Collateral which are to be performed by Grantor.

No Violation. The execution and delivery of this Agreement will not violate any law or agreement governing Grantor or to which Grantor is a party, and its certificate or articles of incorporation and bylaws do not prohibit any term or condition of this Agreement.

Financing Statements. Grantor authorizes Lender to file a UCC-1 financing statement, or alternatively, a copy of this Agreement to perfect Lenders security Interest. At Lender's request, Grantor additionally agrees to sign all other documents that are necessary to perfect, protect, and continue Lender's security interest in the Property. Grantor will pay all filing fees, title transfer fees, and other fees and costs involved unless prohibited by law or unless Lender is required by law to pay such fees and costs. Grantor irrevocably appoints Lender to execute financing statements and documents of title in Grantor's name and to execute all documents necessary to transfer title if there is a default. Lender may file a copy of this Agreement as a financing statement. If Grantor changes Grantor's name or address, or the name or address of any person granting a security interest under this Agreement changes, Grantor will promptly notify the Lender of such change.

LENDER'S RIGHTS AND OBLIGATIONS WITH RESPECT TO THE COLLATERAL. Lender may hold the Collateral until all Indebtedness has been paid and satisfied. Thereafter Lender may deliver the Collateral to Grantor or to any other owner of the Collateral. Lender shall have the following rights in addition to all other rights Lender may have by law:

Maintenance and Protection of Collateral. Lender may, but shall not be obligated to, take such steps as it deems necessary or desirable to protect, maintain, insure, store, or care for the Collateral, including paying of any liens or claims against the Collateral. This may include such things as hiring other people, such as attorneys, appraisers or other experts. Lender may charge Grantor for any cost incurred in so doing. When applicable law provides more than one method of perfection of Lender's security Interest, Lender may choose the method(s) to be used. If the Collateral consists of stock, bonds or other investment property for which no certificate has been issued, Grantor agrees, at Lender's request, either to request issuance of an appropriate certificate or to give instructions on Lender's forms to the issuer, transfer agent, mutual fund company, or broker, as the case may be, to record on its books or records Lender's security interest in the Collateral.

Income and Proceeds from the Collateral. Lender may receive all Income and Proceeds and add it to the Collateral. Grantor agrees to deliver to Lender immediately upon receipt, in the exact form received and without commingling with other property, all Income and Proceeds from the Collateral which may be received by, paid, or delivered to Grantor or for Grantor's account, whether as an addition to, in discharge of, in substitution of, or in exchange for any of the Collateral.

Application of Cash. At Lender's option, Lender may apply any cash, whether included in the Collateral or received as Income and Proceeds or through liquidation, sale, or retirement, of the Collateral, to the satisfaction of the Indebtedness or such portion thereof as Lender shall choose, whether or not matured.

Transactions with Others. Lender may (1) extend time for payment or other performance, (2) grant a renewal or change in terms or conditions, or (3) compromise, compound or release any obligation, with any one or more Obligors, endorsers, or Guarantors of the Indebtedness as Lender deems advisable, without obtaining the prior written consent of Grantor, and no such act or failure to act shall affect Lender's rights against Grantor or the Collateral.

All Collateral Secures Indebtedness. All Collateral shall be security for the Indebtedness, whether the Collateral is located at one or more offices or branches of Lender. This will be the case whether or not the office or branch where Grantor obtained Grantor's loan knows about the Collateral or relies upon the Collateral as security.

Collection of Collateral. Lender at Lender's option may, but need not, collect the Income and Proceeds directly from the Obligors. Grantor authorizes and dir@ the Obligors, If Lender decides to collect the Income and Proceeds, to pay and deliver to Lender all Income and Proceeds from the Collateral and to accept Lender's receipt for the payments.

Power of Attorney. Grantor irrevocably appoints Lender as Grantor's aftorney-4@fact, with full power of substitution, (a) to demand, collect, receive, receipt for, sue and recover all Income and Proceeds and other sums of money and other property which may now or hereafter become due, owing or payable from the Obligors in accordance with the terms of the Collateral; lb) to execute, sign and endorse any and all instruments, receipts, checks, drafts and warrants issued in payment for the Collateral; (c) to settle or compromise any and all claims arising under the Collateral, and in the place and stead of Grantor, execute and deliver Grantor's release and acquittance for Grantor; (d) to file any claim or claims or to take any action or institute or take part in any proceedings, either in Lender's own name or In the name of Grantor, or otherwise, which in the discretion of Lender may seem to be necessary or advisable; and (a) to execute in Grantor's name and to deliver to the Obligors on Grantor's behalf, at the time and in the manner specified by the Collateral, any necessary instruments or documents.

Perfection of Secure Interest. Upon Lender's request, Grantor will deliver to Lender any and all of the documents evidencing or constituting the Collateral. When applicable law provides more than one method of perfection of Lender's security interest, Lender may choose the method(s) to be used. Upon Lender's request, Grantor will sign and deliver any writings necessary to perfect Lender's security interest. Grantor hereby appoints Lender as Grantor's irrevocable aftorney-4ri-fact for the purpose of executing any documents necessary to perfect, amend, or to continue the security interest granted in this Agreement or to demand termination of filings of other secured parties. This Is a continuing Security Agreement and will continue In effect even though all or any part of the Indebtedness Is paid In full and even though for a period of lime Grantor may not be Indebted to Lender.

LENDER'S EXPENDITURES. If any action or proceeding is commenced that would materially affect Lendees interest in the Collateral or if Grantor fails to comply with any provision of this Agreement or any Related Documents, Including but not limited to Grantor's failure to discharge or pay when due any amounts Grantor Is required to discharge or pay under this Agreement or any Related Documents, Lender on Grantor's behalf may (but shall not be obligated to) take any action that Lender deems appropriate, including but not limited to discharging or paying all taxes, liens, security interests, encumbrances and other claims, at any time levied or placed on the Collateral and paying all costs for insuring, maintaining and preserving the Collateral. All such expenditures incurred or paid by Lender for such purposes will then bear interest at the rate charged under the Note from the date incurred or paid by Lender to the date of repayment by Grantor. AJI such expenses will become a part of the Indebtedness and, at Lender's option, will (A) be payable on demand; (8) be added to the balance of the Note and be apportioned among and be payable with any installment payments to become due during either (1) the term of any applicable Insurance policy; or (2) the remaining term of the Note; or (C) be treated as a balloon payment which will be due and payable at the Note's maturity. The Agreement also will secure payment of these amounts. Such right shall be in addition to all other rights and remedies to which Lender may be entitled upon Default.

LIMITATIONS ON OBLIGATIONS-OF LENDER. Lender shall use ordinary reasonable care in the physical preservation and custody of the Collateral In Lender's possession, but shall have no other obligation to protect the Collateral or its value. In particular, but without limitation, Lender shall have no responsibility for (A) any depreciation In value of the Collateral or for the collection or protection of any Income and Proceeds from the Collateral, (S) preservation of rights against parties to the Collateral or against third persons, (C) ascertaining any maturities, calls, conversions, exchanges, offers, tenders, or similar matters relating to any of the Collateral, or (D) Informing Grantor about any of the above, whether or not Lender has or is deemed to have knowledge of such matters. Except as provided above, Lender shall have no liability for depreciation or deterioration of the Collateral.

DEFAULT.  Each of the following shall constitute an Event of Default under this
Agreement:

Payment Default. Grantor fails to make any payment when due under the Indebtedness.

Other Defaults. Grantor fails to comply with or to perform any other term, obligation, covenant or condition contained in this Agreement or in any of the Related Documents or to comply with or to perform any term, obligation, covenant or condition contained in any other agreement between Lender and Grantor.

Default In Favor of Third Parties. Should Grantor or any Grantor default under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Grantor's property or Grantor's or any Grantor's ability to repay the Indebtedness or perform their respective obligations under this Agreement or any of the Related Documents.

False Statements. Any warranty, representation or statement made or furnished to Lender by Grantor or on Grantor's behalf under this Agreement or the Related Documents is false or misleading in any material respect, either now or at the time made or furnished or becomes false or misleading at any time thereafter.

Defective Collateralization. This Agreement or any of the Related Documents ceases to be in full force and effect (including failure of any collateral document to create a valid and perfected security interest or lien) at any time and for any reason.

Insolvency. The dissolution or termination of Grantor's existence as a going business, the Insolvency of Grantor, the appointment of a receiver for any part of Grantor's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Grantor.

Creditor or Forfeiture Proceedings. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceeding, self-help, repossession or any other method, by any creditor of Grantor or by any governmental agency against any collateral securing the Indebtedness. This Includes a garnishment of any of Grantor's accounts, Including deposit accounts, with Lender. However, this Event of Default shall not apply if there is a good faith dispute by Grantor as to the validity or reasonableness of the claim which is the basis of the creditor or forfeiture proceeding and If Grantor gives Lender written notice of the creditor or forfeiture proceeding and deposits with Lender monies or a surety bond for the creditor or forfeiture proceeding, in an amount determined by Lender, In Its sole discretion, as being an adequate reserve or bond for the dispute.

Events Affecting Guarantor. Any of the preceding events occurs with respect to guarantor, endorser, surety, or accommodation party of any of the Indebtedness or guarantor, endorser, surety, or accommodation party dies or becomes Incompetent or revokes or disputes the validity of, or liability under, any Guaranty of the Indebtedness.

Adverse Change. A material adverse change occurs in Grantor's financial condition, or Lender believes the prospect of payment or performance of the Indebtedness is impaired.

Insecurity.  Lender in good faith believes itself insecure.

RIGHTS AND REMEDIES ON DEFAULT. If an Event of Default occurs under this Agreement, at any time thereafter, Lender may exercise any one or more of the following rights and remedies:

Accelerate Indebtedness. Declare all Indebtedness, including any prepayment penalty which Grantor would be required to pay, immediately due and payable, without notice of any kind to Grantor.

Collect the Collateral. Collect any of the Collateral and, at Lander's option and to the extent permitted by applicable law, retain possession of the Collateral while suing on the Indebtedness.

Sell the Collateral. Sell the Collateral, at Lander's discretion, as a unit or in parcels, at one or more public or private sales. Unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, Lender shall give or mail to Grantor, and other persons as required by law, notice at least ten (10) days in advance of the time and place of any public sale, or of the time after which any private sale may be made. However, no notice need be provided to any person who, after an Event of Default occurs, enters into and authenticates an agreement waiving that person's right to notification of sale. Grantor agrees that any requirement of reasonable notice as to Grantor is satisfied if Lender mails notice by ordinary mail addressed to Grantor at the last address Grantor has given Lender in writing. If a public sale is held, there shall be sufficient compliance with all requirements of notice to the public by a single publication in any newspaper of general circulation in the county where the Collateral is located, setting forth the time and place of sale and a brief description of the property to be sold. Lender may be a purchaser at any public sale.

Sell Securities. Sell any securities included in the Collateral in a manner consistent with applicable federal and state securities laws. If, because of restrictions under such laws, Lender is unable, or believes Lender is unable, to sell the securities in an open market transaction, Grantor agrees that Lender will have no obligation to delay sale until the securities can be registered. Then Lender may make a private sale to one or more persons or to a restricted group of persons, even though such sale may result in a price that is less favorable than might be obtained in an open market transaction.
 Such a sale will be considered commercially reasonable. If any securities held as Collateral are 'restricted securities' as defined In the Rules of the Securities and Exchange Commission (such as Regulation D or Rule 144) or the rules of state securities departments under state "Blue Sky' laws, or if Grantor or any other owner of the Collateral Is an affiliate of the issuer of the securities, Grantor agrees that neither Grantor, nor any member of Grantor's family, nor any other person signing this Agreement will sell or dispose of any securities of such issuer without obtaining Lender's prior written consent.

Rights and Remedies with Respect to Investment Property, Financial Assets and Related Collateral. In addition to other rights and remedies granted under this Agreement and under applicable law, Lender may exercise any or all of the following rights and remedies: (1) register with any issuer or broker or other securities intermediary any of the Collateral consisting of investment property or financial assets (collectively herein, 'investment property) In Lender's sole name or in the name of Lender's broker, agent or nominee; (2) cause any issuer, broker or other securities intermediary to deliver to Lender any of the Collateral consisting of securities, or Investment property capable of being delivered; (3) enter into a control agreement or power of attorney with any issuer or securities intermediary with respect to any Collateral consisting of investment property, on such terms as Lender may deem appropriate, in its sole discretion, including without limitation, an agreement granting to Lender any of the rights provided hereunder without further notice to or consent by Grantor; (4) execute any such control agreement on Grantor's behalf and in Grantor's name, and hereby irrevocably appoints Lender as agent and aftorney-4@fact, coupled with an Interest, for the purpose of executing such control agreement on Grantor's behalf; (5) exercise any and all rights of Lender under any such control agreement or power of attorney; (6) exercise any voting, conversion, registration, purchase, option, or other rights with respect to any Collateral; (7) collect, with or without legal action, and issue receipts concerning any notes, checks, drafts, remittances or distributions that are paid or payable with respect to any Collateral consisting of investment property. Any control agreement entered with respect to any investment property shall contain the following provisions, at Lender's discretion. Lender shall be authorized to instruct the issuer, broker or other securities intermediary to take or to refrain from taking such actions with respect to the investment property as Lender may instruct, without further notice to or consent by Grantor. Such actions may include without limitation the issuance of entitlement orders, account instructions, general trading or buy or sell orders, transfer and redemption orders, and stop loss orders. Lender shall be further entitled to Instruct the issuer, broker or securities intermediary to sell or to liquidate any investment property, or to pay the cash surrender or account termination value with respect to any and all investment property, and to deliver all such payments and liquidation proceeds to Lender. Any such control agreement shall contain such authorizations as are necessary to place Lender in .control' of such investment collateral, as contemplated under the provisions of the Uniform Commercial Code, and shall fully authorize Lender to issue 'entitlement orders' concerning the transfer, redemption, liquidation or disposition of investment collateral, in conformance with the provisions of the Uniform Commercial Code.

Foreclosure. Maintain a judicial suit for foreclosure and sale of the Collateral.

Transfer Title. Effect transfer of title upon sale of all or part of the Collateral. For this purpose, Grantor irrevocably appoints Lender as Grantor's attorney-4n-fact to execute endorsements, assignments and instruments in the name of Grantor and each of them (if more than one) as shall be necessary or reasonable.

Other Rights and Remedies. Have and exercise any or all of the rights and remedies of a secured creditor under the provisions of the Uniform Commercial Code, at law, in equity, or otherwise

Application of Proceeds. Apply any cash which is part of the Collateral, or which is received from the collection or sale of the Collateral, to reimbursement of any expenses, including any costs for registration of securities, commissions incurred in connection with a sale, reasonable attorneys' fees and court costs, whether or not there is a lawsuit and including any fees on appeal, incurred by Lender in connection with the collection and sale of such Collateral and to the payment of the Indebtedness of Grantor to Lender, with any excess funds to be paid to Grantor as the interests of Grantor may appear. Grantor agrees, to the extent permitted by law, to pay any deficiency after application of the proceeds of the Collateral to the Indebtedness.

Election of Remedies. Except as may be prohibited by applicable law, all of Lander's rights and remedies, whether evidenced by this Agreement, the Related Documents, or by any other writing, shall be cumulative and may be exercised singularly or concurrently. Election by Lender to pursue any remedy shall not exclude pursuit of any other remedy, and an election to make expenditures or to take action to perform an obligation of Grantor under this Agreement, after Grantor's failure to perform, shall not affect Lender's right to declare a default and exercise its remedies.

ARBITRATION. (a) This paragraph concerns the resolution of any controversies or claims between the parties, whether arising in contract, tort or by statute, including but not limited to controversies or claims that arise out of or relate to: (I) this agreement (including any renewals, extensions or modifications); or (II) any document related to this agreement; (collectively a 'Claim'). (b) At the request of any party to this agreement, any Claim shall be resolved by binding arbitration in accordance with the Federal Arbitration Act (Title 9, U. S. Code) (the 'Act). The Act will apply even though this agreement provides that it is governed by the law of a specified state.

(c)	Arbitration proceedings will be determined in accordance with the Act, the applicable rules and procedures for the arbitration of disputes of JAMS or any successor thereof (JAMS), and the terms of this paragraph. In the event of any inconsistency, the terms of this paragraph shall control.

(d)	The arbitration shall be administered by JAMS and conducted, unless otherwise required by law, in any U. S. state where real or tangible personal property collateral for this credit Is located or if there is no such collateral, in the state specified In the governing law section of this agreement. All Claims shall be determined by one arbitrator; however, if Claims exceed $5,000,000, upon the request of any party, the Claims shall be decided by three arbitrators. All arbitration hearings shall commence within 90 days of the demand for arbitration and close within 90 days of commencement and the award of the arbitrator(s) shall be issued within 30 days of the close of the hearing. However, the arbitrator(s), upon a showing of good cause, may extend the commencement of the hearing for up to an additional 60 days. The arbitrator(s) shall provide a concise written statement of reasons for the award. The arbitration award may be submitted to any court having jurisdiction to be confirmed and enforced.

(a) The arbitrator(s) will have the authority to decide whether any Claim is barred by the statute of limitations and, if so, to dismiss the arbitration on that basis. For purposes of the application of the statute of limitations, the serace on JAMS under applicable JAMS rules of a notice of Claim is the equivalent of the filing of a lawsuit. Any dispute concerning this arbitration provision or whether a Claim is arbitratable shall be determined by the arbitrator(s). The arbitrator(s) shall have the power to award legal fees pursuant to the terms of this agreement.

(@      This paragraph does not limit the right of any party to: (I) exercise self-help remedies, such as but not limited to, setoff; (it) initiate judicial or nonjudicial foreclosure against any real or personal property collateral;
(III) exercise any judicial or power of sale rights, or (iv) act in a court of law to obtain an interim remedy, such as but not limited to, injunctive relief, writ of possession or appointment of a receiver, or additional or supplementary remedies.

(g)	The filing of a court action is not intended to constitute a waiver of the right of any party, including the suing party, thereafter to require submittal of the Claim to arbitration.

ADDITIONAL DEFAULTS. Each of the following shall constitute an event of default (Event of Default') under this Agreement:

Event of Default Under Related Documents. A default or event of default occurs under the terms of any Related Document executed by Borrower or any guarantor, pledgor, accommodation party or other obligor.

Revocation or Termination of Trust. If any Borrower, grantor, guarantor, pledgor, accommodation party or other obligor on the indebtedness secured hereunder or any of the related documents is a trust or the trustee(s) of a trust, such trust is revoked or otherwise terminated or all or a substantial part of such trust's assets are distributed or otherwise disposed of, or In the case of a revocable trust, the grantor of such trust dies.

MISCELLANEOUS PROVISIONS. The following miscellaneous provisions are a part of this Agreement:

Amendments. This Agreement, together with any Related Documents, constitutes the entire understanding and agreement of the parties as to the matters set forth in this Agreement. No alteration of or amendment to this Agreement shall be effective unless given in writing and signed by the party or parties sought to be charged or bound by the alteration or amendment.

Attorneys' Fees; Expenses. Grantor agrees to pay upon demand all of Lender's costs and expenses, including Lender's reasonable attorneys' fees and Lender's legal expenses, Incurred In connection with the enforcement of this Agreement. Lender may hire or pay someone else to help enforce this Agreement, and Grantor shall pay the costs and expenses of such enforcement. Costs and expenses Include Lender's reasonable attorneys' fees and legal expenses whether or not there Is a lawsuit, Including reasonable attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. Grantor also shall pay all court costs and such additional fees as may be directed by the court.

Caption Headings. Caption headings in this Agreement are for convenience purposes only and are not to be used to interpret or define the provisions of this Agreement.

Choice of Venue. If there is a lawsuit, Grantor agrees upon Lender's request to submit to the jurisdiction of the courts of any County, State of Florida.

No Waiver by Lender. Lender shall not be deemed to have waived any rights under this Agreement unless such waiver is given in writing and signed by Lender. No delay or omission on the part of Lender In exercising any right shall operate as a waiver of such right or any other right. A waiver by Lender of a provision of this Agreement shall not prejudice or constitute a waiver of Lender's right otherwise to demand strict compliance with that provision or any other provision of this Agreement. No prior waiver by Lender, nor any course of dealing between Lender and Grantor, shall constitute a waiver of any of Lender's rights or of any of Grantor's obligations as to any future transactions. Whenever the consent of Lender Is required under this Agreement, the granting of such consent by Lender In any Instance shall not constitute continuing consent to subsequent instances where such consent is required and in all cases such consent may be granted or withheld in the sole discretion of Lender.

Notices. Any notice required to be given under this Agreement shall be given in writing, and shall be effective when actually delivered, when actually received by telefacsimile (unless otherwise required by law), when deposited with a nationally recognized overnight courier, or, If mailed, when deposited In the United States mail, as first class, certified or registered mail postage prepaid, directed to the addresses shown near the beginning of this Agreement. Any party may change its address for notices under this Agreement by giving written notice to the other parties, specifying that the purpose of the notice Is to change the party's address. For notice purposes, Grantor agrees to keep Lender Informed at all times of Grantor's current address. Unless otherwise provided or required by law, If there is more than one Grantor, any notice given by Lender to any Grantor is deemed to be notice given to all Grantors.

Severability. If a court of competent jurisdiction finds any provision of this Agreement to be Illegal, Invalid, or unenforceable as to any circumstance, that finding shall not make the offending provision illegal, Invalid, or unenforceable as to any other circumstance. If feasible, the offending provision shall be considered modified so that it becomes legal, valid and enforceable. If the offending provision cannot be so modified, it shall be considered deleted from this Agreement. Unless otherwise required by law, the illegai4, Invalidity, or unenforceability of any provision of this Agreement shall not affect the legality, validity or enforceability of any other provision of this Agreement.

Successors and Assigns. Subject to any limitations stated In this Agreement on transfer of Grantor's Interest, this Agreement shall be binding upon and inure to the benefit of the parties, their successors and assigns. If ownership of the Collateral becomes vested In a person other than Grantor, Lender, without notice to Grantor, may deal with Grantor's successors with reference to this Agreement and the Indebtedness by way of forbearance or extension without releasing Grantor from the obligations of this Agreement or liability under the Indebtedness.

Time Is of the Essence. Time is of the essence in the performance of this Agreement.

Waive Jury. All parties to this Agreement hereby waive the right to any jury trial In any action, proceeding, or counterclaim brought by any party against any other party.

DEFINITIONS. The following capitalized words and terms shall have the following meanings when used in this Agreement. Unless specifically stated to the contrary, all references to dollar amounts shall mean amounts in lawful money of the United States of America. Words and terms used in the singular shall include the plural, and the plural shall include the singular, as the context may require. Words and terms not otherwise defined in this Agreement shall have the meanings attributed to such terms in the Uniform Commercial
Code:

Agreement. The word "Agreement means this Commercial Pledge Agreement, as this Commercial Pledge Agreement may be amended or modified from time to time, together with all exhibits and schedules attached to this Commercial Pledge Agreement from time to time.

Borrower. The word 'Borrower' means Florida Public Utilities Company, and all other persons and entities signing the Note in whatever capacity.

Collateral. The word "Collateral" means all of Grantor's right, title and Interest in and to all the Collateral as described in the Collateral Description section of this Agreement.

Default. The word 'Default means the Default set forth in this Agreement in the section titled 'Default".

Event of Default. The words 'Event of Default mean any of the events of default set forth in this Agreement in the default section of this Agreement.

Grantor.  The word "Grantor' means Florida Public Utilities Company.

Guaranty. The word "Guaranty' means the guaranty from guarantor, endorser, surety, or accommodation party to Lender, including without limitation a guaranty of all or part of the Note.

Income and Proceeds. The words 'Income and Proceeds" mean all present and future income, proceeds, earnings, increases, and substitutions from or for the Collateral of every kind and nature, including without limitation all payments, interest, profits, distributions, benefits, rights, options, warrants, dividends, stock dividends, stock splits, stock rights, regulatory dividends, subscriptions, monies, claims for money due and to become due, proceeds of any Insurance on the Collateral, shares of stock of different par value or no par value issued in substitution or exchange for shares included in the Collateral, and all other property Grantor is entitled to receive on account of such Collateral, including accounts, documents, instruments, chaftel paper, and general intangibles.

Indebtedness. The word 'Indebtedness' means the Indebtedness evidenced by the Note or Related Documents, including all principal and Interest together with all other Indebtedness and costs and expenses for which Grantor is responsible under this Agreement or under any of the Related Documents.

Lender. The word 'Lender' means Bank of America, N.A. , Its successors and assigns.

Note. The word 'Note' means the Note executed by Grantor In the principal amount of $2,500,000.00 dated September 17, 2001, together with all renewals of, extensions of, modifications of, refinancings of, consolidations of, and substitutions for the note or credit agreement.

Obligor. The word 'Obligor' means without limitation any and all persons obligated to pay money or to perform some other act under the Collateral.

Property. The word 'Property' means all of Grantor's right, title and Interest In and to all the Property as described in the 'Collateral Description" section of this Agreement.

Related Documents. The words 'Related Documents" mean all promissory notes, credit agreements, loan agreements, environmental agreements, guaranties, security agreements, mortgages, deeds of trust, security deeds, collateral mortgages, and all other instruments, agreements and documents, whether now or hereafter existing, executed in connection with the Indebtedness.

GRANTOR HAS READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS COMMERCIAL PLEDGE AGREEMENT AND AGREES TO ITS TERMS. THIS AGREEMENT IS DATED SEPTEMBER 17,2001.

GRANTOR:

By,


/ s / George, M. Bachman ,
--------------------------
      George M. Bachman
      CFO & Treasurer of Florida
      Public, Utilities Company


Exhibit 10(b)
Lake Worth Generation LLC and FPUC

                         GAS TRANSPORTATION AGREEMENT

THIS AGREEMENT is made and entered into this 21st day of July, 2000, between Florida Public Utilities Company ("FPUC"), a Florida corporation, and Lake Worth Generation, LLC ("LWG"), a limited liability company organized under the laws of Delaware. FPUC and LWG may be referred to as "the Parties" to this Agreement.
                                   RECITALS
WHEREAS, FPUC operates facilities for the distribution of natural gas in the State of Florida; and
WHEREAS, LWG is developing a power generation project ("the Project") in Lake Worth, Florida; and
WHEREAS, as a result of the Project and related contractual arrangements, LWG will require transportation of natural gas from the Delivery Point on the Florida Gas Transmission system to the site of the Project; and WHEREAS, LWG has requested FPUC to: (1) construct certain pipeline facilities (the "LWG Lateral," as defined in Article 1 below); (2) receive certain quantities of natural gas for the account(s) of LWG and/or the other Project Parties from Florida Gas Transmission ("FGT"); (3) transport such natural gas on the "LWG Lateral" (as defined in Article 1, below); and (4) redeliver such natural gas to the Redelivery Point (as defined in Article 1, below); and
WHEREAS, FPUC is willing to construct the LWG Lateral and to provide such transportation service through the LWG Lateral in accordance with the terms hereof;


NOW, THEREFORE, in consideration of the premises and mutual covenants and agreements set forth herein, the Parties to this Agreement agree as follows:

                              ARTICLE 1
                             DEFINITIONS
As used herein, the following terms shall have the meanings set forth below:

"Affiliate" shall mean a corporation or other entity that directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, another corporation or entity.

"Agreement" shall mean this contract, including the exhibits attached hereto, as the same may be amended from time to time.

"Annual Period" shall mean any one of a succession of consecutive 12-month periods, the first of which shall begin on the Commencement Date, provided that such date is the first day of a calendar month, or otherwise on the first day of the month immediately following the month in which the Commencement Date occurs.

"Base Term" shall have the meaning set forth in Section 2.1.

"Btu" shall mean the amount of heat required to raise the temperature of one pound of water from 59?F to 60?F at a constant pressure of 14.73 p.s.i.a.

"Commencement Date" shall mean either the day which falls 12 months after LWG provides FPUC written release to begin construction of the LWG Lateral, or the date on which the LWG Lateral is complete and ready for service, whichever is later. Notwithstanding the above, in the event the LWG Lateral is completed in less than 12 months after LWG provides FPUC the written release to commence construction, and LWG elects to receive gas through the LWG Lateral prior to the expiration of the 12 month period, then the "Commencement Date" shall be the date LWG first receives gas through the LWG Lateral.

"Contribution In Aid of Construction" or "CIAC" for the purposes of this Agreement shall mean a cash payment made by LWG to FPUC to reduce the capital investment that FPUC to the extent required by the FPSC, would otherwise be required to make in order to construct the LWG Lateral. If LWG pays CIAC to FPUC, then the Final Adjusted Construction Cost used in the Cost of Service and the Facilities Charge will be reduced accordingly, such that the charges recover only the investment in the LWG Lateral that is exclusive of the CIAC.

"Cost of Service" shall mean the derivation of revenues, to be paid by LWG to FPUC through the transportation charges delineated herein, that will recover FPUC's costs of operating and maintaining the LWG lateral and provide FPUC with the agreed upon return of 11.17% on its undepreciated investment in the construction of the LWG Lateral. The transportation charges that will recover the Cost of Service are identified in Section 7 of this Agreement. The Cost of Service is based upon the cost to construct the LWG Lateral and the rate of return, expenses and annual adjustment factors agreed to by the parties. It is developed, quantified and shown on Exhibit A to this Agreement.

"Day" shall mean FGT's delivery gas day, currently a period of twenty-four
(24) consecutive hours beginning and ending at 9:00 a.m. Central Clock Time, as defined by FGT and as may be amended by FGT from time to time in its FERC-approved tariff.

"Delivery Point" shall mean the point at which the LWG Lateral is connected to the fitting on the outlet side of the FGT Facilities to be installed at a location on the FGT system as shown on Exhibit B1.
"?F" shall mean degree(s) Fahrenheit.

"Facilities Charge" shall mean the fixed and declining charges described in
Section 7.1.

"FERC" shall mean the Federal Energy Regulatory Commission or any successor agency having like jurisdiction.

"FGT" shall mean Florida Gas Transmission Company, a Delaware corporation, and its successors and assigns.

"FGT Facilities" shall mean tap(s) on the FGT mainline, and piping, measuring equipment, valves (including emergency shutdown valves), remote telemetry units, controllers, regulators and any other equipment necessary to interconnect the LWG Lateral with FGT, as described in Section 7.3.

"Final Adjusted Construction Cost" means the Preliminary Construction Cost adjusted to reflect the changes and adjustments to the Preliminary Construction Cost pursuant to this Agreement.

"Force Majeure" shall have the meaning set forth in Section 9.2.

"FPSC" shall mean the Florida Public Service Commission or any successor agency having like jurisdiction within the State of Florida.

"Gas" shall mean natural and/or residual gas in any mixture of hydrocarbons or of hydrocarbons and noncombustible gases, including odorant, in a gaseous state, consisting essentially of methane and meeting the quality specifications which FGT requires with regard to deliveries into its system.

"Lender" shall mean any person or entity lending money to LWG for the construction, operation, maintenance, repair, or alteration of the Project, any person or entity providing funds for the refinancing or the taking-out of such loans, and the nominees or designees of any such persons or entities.

"Letter of Credit" shall have the meaning set forth in Section 4.8.

"LWG Lateral" shall mean the pipe, fittings, regulators, cocks, valves, vaults, vents, connectors, appliances and apparatus of every kind and nature installed by FPUC to transport Gas from the Delivery Point to the Redelivery Point, including all additions, replacements, improvements, substitutions, and increments thereto, and all related personal and/or tangible property and all real property interests necessary for the operation, maintenance and modification of such facilities, as more particularly described in Exhibit
B2 hereto.

"Mcf" shall mean 1,000 Standard Cubic Feet of Gas.

"Month" shall mean a calendar month.

"Party" or "Parties" shall mean FPUC and LWG, as the case may be, and their successors and assigns.

"Preliminary Construction Cost" means the estimated total cost (exclusive of up-front costs) that FPUC will incur to finance, construct and place in service the LWG Lateral. The Preliminary Construction Cost, shown on Exhibit A, Cost of Service, is based upon a bid or bids received by FPUC, FPUC's own costs of construction and the cost of the FGT Facilities.

"Project" shall mean LWG's Gas-fired electric generation facility with a planned initial net electrical generating capacity of approximately 210 MW, and including a potential expansion phase that would increase the capacity to a total of approximately 500 MW, including the boilers, turbines, generators and all appurtenant structures, equipment and real property interests owned or leased by LWG, to be located within the City of Lake Worth's power and water utility complex located on College Street in Lake Worth, Florida, as shown on Exhibit B3 hereto.

"Project Party" or "Project Parties" shall include LWG, an Affiliate of
LWG, the City of Lake Worth, and/or any entity that both supplies gas to and purchases electrical energy from the Project.

"p.s.i.a." shall mean pounds per square inch absolute.

"p.s.i.g." shall mean pounds per square inch gauge.

"Redelivery Point" shall mean the point at which the LWG Lateral is connected to LWG's fitting on the outlet flange of FPUC's valve to be installed within the City of Lake Worth's power and water utility complex located on College Street in Lake Worth, Florida, as described on Exhibit B4 hereto.

"Renewal Term" shall have the meaning set forth in Section 2.2.

"Renewal Term Charge" shall mean the charges applicable to the provision of the transportation services provided by FPUC hereunder in the event LWG elects to extend the Agreement for a period of ten years pursuant to Section 2.2. The Renewal Term Charge shall be as provided in Section 7.10.

"Standard Cubic Foot of Gas" shall mean the amount of Gas which occupies one cubic foot of space when the Gas is at a pressure of 14.73 p.s.i.a. and a temperature of 60?F.

"Tariff" shall mean FPUC's Natural Gas Tariff currently filed with the FPSC, as such tariff may be amended with approval of the FPSC from time to time.

                              ARTICLE 2
                                TERM

2.1 Base Term. Subject to all other provisions, conditions, and limitations hereof, this Agreement shall be effective on the date first set forth above, and shall continue in full force and effect for a period of thirty
(30) Annual Periods from the Commencement Date (the "Base Term").

2.2 Renewal Term. At its option, LWG may elect to extend the term of this Agreement by one period of 10 years or such other period to which the Parties may mutually agree. With respect to such extension, LWG may exercise its right to extend by providing notice to FPUC of its election at least eighteen months prior to the date on which the Base Term is scheduled to terminate. If LWG elects to extend the agreement pursuant to this section, during said extension LWG shall pay FPUC the Renewal Term Charge as provided in Section 7.10.

2.3 Early Termination.  Notwithstanding the foregoing:
     A. Should the FPSC fail to approve this Agreement on terms acceptable to both Parties, either Party shall have the right, within fifteen (15) days of the effective date of any such final FPSC order, to terminate this Agreement upon thirty (30) days' prior notice to the other Party; provided however, that any FPSC approval shall be deemed to be acceptable if it does not materially alter the terms and conditions of this Agreement. Such a material alteration would include, but would not be limited to, failure by the FPSC to approve the 11.17% return on investment negotiated by the parties to be used in calculating the Cost of Service for purposes of this Agreement.
    B.  LWG shall have the right to terminate this Agreement upon thirty
(30) days' prior notice to FPUC, upon the occurrence of any of the following events: (i) LWG fails to obtain construction and/or permanent financing for the Project on terms acceptable to LWG in its sole discretion; (ii) LWG permanently discontinues the development and/or operation of the Project in its sole discretion; (iii) FPUC experiences an event of force majeure that continues for a period of six months or more, as more fully described in Article 9.
  C. Termination of this Agreement for any reason, including those set forth in this Section 2.3, and in Section 9.4 shall not relieve LWG of its obligations to pay certain amounts expended by FPUC. If termination occurs prior to the delivery by LWG to FPUC of a written release to commence construction, LWG's obligation shall be limited to the "up-front" expenses incurred by FPUC for obtaining an estimate from FGT of the cost of the FGT Facilities, the designing and permitting of the LWG Lateral, and legal fees and costs incurred in obtaining regulatory approval, except that LWG's responsibility for said "Up-Front Expenses" shall not exceed the amount provided in Section 6.1 in the aggregate in any event. In the event termination occurs after the delivery of the release to commence construction, LWG shall be obligated to pay FPUC (1) any up-front expenses described above (up to the amount described in Section 6.1) not already reimbursed, plus (2) the amount, if any, expended or committed to be expended by FPUC to construct the LWG Lateral and to procure materials, net of any depreciation applied to said construction costs. FPUC agrees to utilize all reasonable measures to mitigate its costs in the event of early termination.

                              ARTICLE 3
                         PIPELINE FACILITIES

3.1 Construction.  In order to provide service under this Agreement it will
be necessary for FPUC to construct the LWG Lateral.   Unless expressly
authorized in writing by LWG upon terms agreed on by both parties, the LWG Lateral shall be dedicated solely to the purpose of providing transportation services under this Agreement. The parties understand and agree that, in implementing the Project, LWG may act as the agent for other Project Parties who require transportation service through the LWG Lateral from the Delivery Point to the Redelivery Point. FPUC agrees that LWG may serve as the agent for others, provided LWG promptly notifies FPUC of any such agency and LWG continues to be directly responsible (except in the event of an assignment permitted herein) for the payment of all charges for transportation service and for providing the security required by the terms of this Agreement. FPUC shall obtain all necessary permits, rights-of-way and any other authorizations required to construct the LWG Lateral. Subject to receipt of all necessary approvals, including approval of this Agreement by the FPSC, FPUC shall construct the LWG Lateral from the Delivery Point to the Redelivery Point as required to provide service under this Agreement. Following the date the conditions precedent identified as 12.1(1), 12.1(2), 12.1(3) and 12.2(1) have been satisfied, but in no event later than February 15, 2001, LWG shall provide FPUC a written release to commence construction in substantially the form attached as Exhibit C. Section 13.1, "Notice and Service"; shall apply to the delivery of the written release. FPUC obligates itself to complete the LWG Lateral and place it in service within 12 months of receiving the release to commence construction, said obligation to be excused only if the delay is the result of an event of Force Majeure.

3.2 Capacity. The LWG Lateral shall be designed, constructed, operated and maintained so as to not exceed a maximum allowable operating pressure ("MAOP") of 975 p.s.i.g., and shall have the capability of transporting at least 4,070 Mcf per hour to the Redelivery Point at a minimum pressure of 450 p.s.i.g. LWG shall be entitled to receive transportation service equal to the total capacity of the LWG Lateral, subject to the terms and conditions herein. For the initial phase of the Project, LWG shall require up to 2,427 Mcf per hour at the Redelivery Point at a minimum pressure of 450 p.s.i.g. LWG shall provide advance notice of no less than 180 days prior to exceeding 2,427 Mcf per hour.

3.3 Ownership. The LWG Lateral shall be designed, constructed, owned, operated and maintained by FPUC, and shall remain the property of FPUC upon termination or expiration of this Agreement.

3.4 Compliance With Applicable Law.   FPUC shall operate and maintain the
LWG Lateral in accordance with applicable federal, state and local laws, ordinances and regulations, including, without limitation, any environmental laws, rules, ordinances or regulations.

3.5 Pipeline Relocation.    In the event relocation of all or a part of the
LWG Lateral is sought by a governmental entity, an owner of property for which FPUC holds a permit, license, right-of-way or an easement, a licensor, FGT, or similarly situated entity, FPUC shall take all reasonably available measures to avoid the necessity of relocation. In addition, FPUC shall promptly notify LWG of the possibility of relocation so that LWG may assist in efforts to avoid the relocation and otherwise act to protect its interests in a timely manner. If relocation is required, LWG shall be responsible to reimburse FPUC for the actual costs of relocating the LWG Lateral, but only if FPUC has exhausted all reasonable measures available to FPUC to avoid such relocation requirement and only if the requirement of relocation is not due to the fault or negligence of FPUC. LWG understands that during a required relocation FPUC may not be able to flow gas to the Project through the LWG Lateral. FPUC shall use all reasonably available means to minimize any interruption of flow through the LWG Lateral during relocation. FPUC agrees to work diligently and cooperatively with LWG to find other means of flowing gas to the Project in that event. During any relocation LWG shall continue to be obligated to make the payments delineated in Article 7.

If FPUC identifies an action on its part which could obviate-in whole or in part-the necessity of relocation, but which would require FPUC to incur costs to implement, FPUC shall promptly notify LWG of the proposed action and the cost that FPUC would incur to implement the action. If LWG directs FPUC to undertake the measure, FPUC shall do so, and LWG shall reimburse FPUC for the related costs.

If the costs of a required relocation or of avoiding relocation are projected to exceed $50,000, the Parties will coordinate a reasonable payment schedule such that FPUC is paid prior to incurring the cost.


                              ARTICLE 4
                        TRANSPORTATION OF GAS


4.1 LWG's Responsibility. LWG, or the entities for whom LWG acts as agent, or their authorized representatives, shall make all necessary arrangements with other parties for transportation of Gas to the delivery point to be redelivered by FPUC to the Redelivery Point at the Project site. FPUC shall have no responsibility under this agreement for obtaining pipeline capacity on FGT's system or for transportation of gas prior to receipt of such Gas from FGT at the Delivery Point.

4.2 Quantities of Gas.  FPUC agrees to receive from FGT at the Delivery
Point daily quantities of Gas, specified in Section 3.2 of this Agreement and as nominated by LWG, other Project Parties , or their agents, and to redeliver such quantities of Gas to the Project Parties at the Redelivery Point. FPUC shall be under no obligation and shall have no responsibility to redeliver quantities of Gas on any Day greater than or less than the quantities received from FGT at the Delivery Point on such Day. In the event of a dispute regarding the quantities of Gas received and/or redelivered under this Section 4.2, the Parties agree to use the meter installed by FGT at the Delivery Point and generally accepted natural gas utility practices to determine the quantities received and/or redelivered hereunder. LWG may, at its option and expense, install, operate and maintain one or more check meters downstream of the Redelivery Point to check the FGT meter at the Delivery Point. Such check meters shall be for check purposes, and shall not be used in the measurement of gas under this Agreement, but shall be used for the purposes of verifying the FGT measurement of gas as between FGT and LWG or other Project Parties.

4.3 Interruption of Service. FPUC shall provide "Firm" quality transportation service to LWG, and the parties for whom LWG acts as agent, at all times, excepting only (1) events of Force Majeure; (2) interruptions as necessary to avoid unsafe situations; and (3) necessary relocations, as provided in Section 3.5. An exercise by FPUC of the right to terminate service in the event of default by LWG and failure to cure shall not constitute an interruption of service within the meaning of this subsection.

4.4 Delivery Pressure. FPUC agrees to contract with FGT on terms that obligate FGT to guarantee a minimum pressure at the Delivery Point of 525 p.s.i.g., at a pressure no greater than 625 p.s.i.g., or at such lower pressure that enables FPUC to operate the LWG Lateral so as to deliver the Gas to the Redelivery Point at a pressure of no less than 450 p.s.i.g. LWG shall be responsible for installing and maintaining (1) regulators at the Redelivery Point to reduce the pressure to that of the Project's requirements and (2) over-pressure protection devices to protect LWG's facilities downstream of the Redelivery Point in the event of a delivery pressure up to the MAOP of 975 p.s.i.g.

4.5 No Treatment of Gas. FPUC will not compress, heat, scrub, strip, or treat gas tendered from FGT, with the exception of providing additional odorization prior to delivery to the Project site.

4.6 Shrinkage. There is to be no shrinkage in the quantity of natural gas received from FGT and delivered to the Project. Measurement of quantities delivered shall be based on the measurement data provided by FGT.

4.7 Nominations. It shall be the responsibility of LWG and/or the other Project Parties to nominate expected natural gas quantities for each day directly to FGT. LWG and/or the other Project Parties shall notify FPUC in writing if they authorize a third party to exercise such function. Said entities shall follow FGT's rules and regulations for the purpose of providing nominations. Intra-day changes in scheduled quantities shall be allowed to the extent permitted by FGT. During the term of this Agreement LWG or another Project Party shall be FGT's Delivery Point Operator. LWG, the other Project Parties, and/or their authorized representatives shall be responsible for meeting scheduling obligations on FGT, and shall be responsible for any imbalance between quantities scheduled and quantities delivered, and any charges or penalties connected therewith. LWG, the other Project Parties, and/or their authorized representatives shall promptly notify FPUC of daily nominations and any changes thereto via facsimile or by such other means as may be agreed to by the Parties. Upon request of FPUC following termination of this Agreement, LWG or the other Project Party serving as Delivery Point operator shall cooperate with FPUC in good faith to achieve, to the extent possible, an assignment of the Delivery Point operator agreement to FPUC.

4.8 Security. No later than the date on which LWG provides FPUC the written release to commence construction, LWG shall provide to FPUC an irrevocable Letter of Credit ("LC") in a form substantially similar to Exhibit D issued by a bank or institution reasonably acceptable to FPUC. The initial amount of the LC shall be the Preliminary Construction Cost for the LWG Lateral, less any CIAC, plus the amount of $37,900. Upon determination of the Final Adjusted Construction Cost, the required LC amount shall be the Final Adjusted Construction Cost, less any CIAC, plus the amount of $37,900. Each year on the anniversary of the Commencement Date, provided there has been no default by either party, the required LC will be modified as follows. The amount of the LC will be recalculated by (1) subtracting the amount of depreciation applied to the LWG Lateral during the prior annual period, and (2) increasing the original $37,900 component of the beginning LC annually by a factor of 3%, applied on a compounded basis. If at any time LWG terminates this Agreement, or if FPUC terminates this Agreement as the result of a default by LWG, and LWG fails to pay FPUC the amounts due FPUC from LWG upon termination, FPUC may then draw on the LC to the extent of the amount owed.
In addition, in the event the LC is not renewed as required by the terms of this Agreement, FPUC may draw on the LC. In the event the LC is drawn by FPUC as a result of LWG's failure to renew on a timely basis, LWG shall have 30 days following receipt of written notice from FPUC within which to replace the LC. If LWG replaces the LC as provided above, FPUC shall promptly thereafter refund to LWG the amount drawn by FPUC. LWG's replacement of the original LC as provided above shall cure LWG's failure to renew the required LC and this Agreement will continue in accordance with its terms.

                              ARTICLE 5
                  TITLE, CONTROL AND INDEMNIFICATION

5.1 Good and Merchantable Title to Gas. LWG warrants that it and/or the other Project Parties for the purposes of this Agreement will hold good and merchantable title to all Gas delivered to FPUC by FGT for their respective accounts at the Delivery Point.

A. LWG will indemnify FPUC and save it harmless from all suits, actions, debts, accounts, damages, costs including reasonable attorney's fees, losses, and expenses arising out of the adverse claim of any person or persons to said Gas, or title thereto, for any royalties, taxes, licenses, fees or charges which are applicable prior to the time of delivery of said Gas to FPUC and after redelivery by FPUC to the Redelivery Point.

B. FPUC will indemnify LWG and save it harmless from all suits, actions, debts, accounts, damages, costs, including reasonable attorney's fees, losses, and expenses arising out of the adverse claim of any person or persons to said Gas, or title thereto, for any royalties, taxes, licenses, fees or charges which are applicable while said Gas is in FPUC's possession and control prior to the time of redelivery of said Gas to the Project.

5.2 Control. FPUC shall be deemed to be in control and possession of the Gas to be transported by it upon delivery of such Gas at the Delivery Point and until it shall have been redelivered to LWG and/or the other Project Parties at the Redelivery Point; and LWG and each other Project Party receiving gas shall be deemed to be in control and possession of its respective Gas prior to such delivery to FPUC and after such redelivery at the Redelivery Point. Each Party, while deemed to be in control and possession of such Gas, shall be responsible for, and will indemnify and hold the other harmless from, any and all claims, actions, suits, including attorney's fees, arising out of or relating in any way to custody and control of such Gas.

                              ARTICLE 6
                            UP-FRONT EXPENSES

6.1  Up-Front Expenses.  LWG agrees to pay FPUC for services by FPUC rendered in connection with the cost of obtaining an estimate from FGT of the cost of the FGT Facilities, designing and permitting the LWG Lateral, and the legal fees and costs of obtaining regulatory approval of the LWG Lateral, up to an amount not to exceed $55,500 plus the amount invoiced by FGT to FPUC to file for and obtain permits necessary to construct FGT's portion of the FGT
Facilities.   A portion of the said amount of Up-Front Expenses is intended to cover the potential cost of a performance bond to secure the performance of the contractor to whom FPUC awarded the bid for construction of the LWG Lateral. The cost of the performance bond shall not exceed $40,000. FPUC shall not incur the expense of the performance bond prior to September 1, 2000. FPUC will bill LWG monthly, based on actual expenditures, adjusted to include overheads associated with the aforesaid designing and permitting. Such reimbursements shall not constitute CIAC.

                              ARTICLE 7
                       TRANSPORTATION CHARGES

7.1 Facilities Charge. The following charges are based on and derived from Exhibit A, "Cost of Service." Beginning on the Commencement Date and on the first day of each month thereafter during the Base Term, LWG shall pay FPUC a Facilities Charge consisting of "fixed" and "declining"components. The "fixed" component of $25,648.33 per month, as such amount may be adjusted pursuant to
Section 7.5, Section 7.9 or Section 7.11, shall compensate FPUC for depreciation expenses, property taxes, and other taxes associated with the construction and ownership of the LWG Lateral. The "declining" component per month of the Facilities Charge shall be one twelfth of the annual amount shown in the schedule of charges contained in Exhibit A, page 6 (initially $69,240.42 per month), as such amount may be adjusted pursuant to Section 7.5,
Section 7.9, or Section 7.11.   In the event that the Commencement Date falls
on a date other than the first day of a month, the Facilities Charge for that initial period shall be reduced proportionately.

7.2 The Facilities Charge includes only FPUC's charges for transportation service associated with Gas transported and redelivered under this Agreement and does not include any charges for transportation service by FGT or any other entity transporting Gas prior to delivery to FPUC at the Delivery Point.

7.3 The Facilities Charge includes an estimate ($699,582) of the cost of the FGT Facilities to be paid for by FPUC. It is understood and agreed by the parties that, if and to the extent the actual cost of the FGT Facilities borne by FPUC differs from the estimate of $699,582 used to calculate the Facilities Charge, the difference will increase or reduce the Final Adjusted Construction Cost used in the Cost of Service calculation.

7.4 It is the intent of the Parties that there be no CIAC. If a CIAC is required by the FPSC, it shall include a tax gross-up on the CIAC based upon FPUC's Federal tax rate to the extent that such CIAC is taxable. To the extent that LWG supplies any CIAC, the construction cost used to calculate the Facilities Charge shall be reduced by the amount of the CIAC.


7.5 The beginning levels of the fixed and declining components of the Facilities Charges have been calculated on the basis of the Preliminary Construction Cost. The Preliminary Construction Cost includes financing costs and construction interest. If the FPSC disallows capitalization of those items, they shall be removed from the Preliminary Construction Cost and LWG shall pay them as they are incurred and billed by FPUC. Such payments shall not constitute CIAC under Section 7.4 or up-front expenses under Section 6.1. In the event the actual costs associated with constructing the LWG Lateral, including the cost of the FGT Facilities, differ from the Preliminary Construction Cost, FPUC shall determine the Final Adjusted Construction Cost and the fixed and declining component of the Facilities Charge shall be increased or decreased by the percentage amount that the Final Adjusted Construction Cost is above or below the Preliminary Construction Cost.
However, the adjustment for construction costs other than the cost of the FGT Facilities shall not be greater than 10% above or less than 10% below the estimate used in the Preliminary Construction Costs. 7.6 LWG shall pay FPUC each month an Operations and Maintenance Charge designed to compensate FPUC for the annual costs of operating and maintaining the LWG Lateral. The details of the operations and maintenance expenses are delineated in Exhibit A, entitled the "Cost of Service Study". The beginning Operations and Maintenance Charge shall be $6,312.17 monthly. There shall be an annual adjustment in the Operations and Maintenance Charge based upon the United States Department of Labor Bureau of Labor Statistics CPI-U Series #CUUR0000SA0. If actions by LWG or another Project Party necessitate an increase in the operating hours of FPUC's Gas Supply Department for the purpose of providing service under this Agreement, such increased cost will be billed to LWG in addition to the Operations and Maintenance Charge and paid by LWG monthly. The Operations and Maintenance Charge includes the current cost of maintaining a license to cross the CSX Railroad right-of-way. It is understood and agreed by the Parties that to the extent right-of-way costs and related fees imposed by any municipalities traversed by the LWG Lateral or by owners of the property for which FPUC holds permits, licenses, easements or rights-of-way total in excess of $2,500 per year, as adjusted in the preceding paragraph, such fees in excess of $2,500 will be added to the Operations and Maintenance Charge. LWG shall assign to FPUC an easement on the City of Lake Worth's power and water utility complex located on College Street in Lake Worth, Florida, necessary to construct, operate, and maintain the LWG Lateral on such site that LWG holds or receives from the City of Lake Worth.


7.7 In the event the delivered cost of odorant exceeds 125% of the amount of such costs included in the Operations and Maintenance Charge, as adjusted by the index identified in Section 7.6, then the increment by which such costs exceed the 125% level shall be added to the Operations and Maintenance Charge.

7.8 Start-up. During start-up procedures associated with placing the LWG Lateral in service, LWG shall be responsible for providing gas used in purging the line and for creating line pack. In addition, LWG shall provide water used in the hydrostatic testing of the LWG Lateral. FPUC shall employ good utility practices designed to minimize the cost associated with start-up testing and procedures.

7.9 Effect of change in law. If a change in law, or a change in regulations having the force of law, requires FPUC to purchase and install new or additional facilities or equipment for compliance or to incur additional direct costs of operating the LWG Lateral beyond those included in the Cost of Service, LWG shall be responsible for bearing the cost of FPUC's compliance with such requirement. FPUC shall be responsible for employing good utility practices and other reasonably available means for minimizing the cost of compliance. The Parties will determine whether the cost associated with the new legal requirement shall be borne through adjustments to charges or through a CIAC, based on circumstances at the time the cost is identified and quantified.

7.10 Renewal Term Charge. If LWG decides to exercise its right to renew this Agreement for a Renewal Term, it shall notify FPUC in writing of its election to renew at least eighteen months prior to the expiration of the Base Term.
Section 13.1, Notice and Service, shall apply to the delivery of such notice. Upon delivery by LWG of notice of its decision to renew, the Parties shall negotiate in good faith the charges for transportation service that will apply during the Renewal Term. In such negotiations the Parties will take into account (1) the condition of the LWG Lateral, and any improvements and/or repairs needed to enable FPUC to continue to provide service under the Agreement; (2) the level of operations and maintenance expense necessary to operate and maintain the LWG Lateral during the Renewal Term; (3) the level of margin above actual operations and maintenance expense that would provide a fair and reasonable benefit to FPUC and FPUC's other customers; and other relevant considerations. If the Parties fail to agree to the charges that will be applicable to the Renewal Term within 60 days of the receipt by FPUC of LWG's notice of the decision to renew, the Parties will submit the matter to the FPSC or, if applicable, a successor agency having similar regulatory jurisdiction over the transportation of natural gas as provided under this Agreement for resolution. If no governmental agency has such jurisdiction over the transportation of natural gas as provided under this Agreement at the time the Agreement is renewed, the Parties shall submit the matter to arbitration in the manner delineated in Section 11.6. In the event the rates applicable to the Renewal Term are undetermined at the time the Renewal Term begins, FPUC shall continue to provide service under the Agreement and LWG shall pay the charges in effect at the time the Base Term expired on an interim basis.
Once the Renewal Term charges have been determined, they will, to the extent allowed by law, relate back to the beginning of the Renewal Term and the interim charges will be trued up accordingly.

7.11 Taxes. If, during the term of this Agreement, the Federal Government, or any State, municipality or subdivision of such State, should increase any present tax or fees or levy any additional tax or fees relating to the service provided by FPUC under this Agreement, any such additional tax or fees directly attributable to such service and actually paid by FPUC shall be added to the fixed component of the Facilities Charge, and in such event FPUC shall provide to LWG supporting documentation with any bill or statement. In the event that Florida state sales tax is levied on the labor expense of FPUC's contractors associated with the construction of the LWG Lateral, the amount of such sales tax shall be paid by LWG.

7.12 Except for the specific adjustment factors and items delineated herein, FPUC and LWG agree that they will not seek to adjust the Facilities Charge or the Operations and Maintenance Charge during the Base Term. If another party seeks to modify either charge, FPUC and LWG agree to support the rates agreed to herein by demonstrating the appropriateness of the rates in light of (a) the binding bids FPUC obtained as the basis for the cost of construction; (b) the cost of service analysis on which the Facilities Charge is based; (c) the benefits of this transaction derived by other customers of FPUC; and (d) other relevant considerations supporting the concept and level of the contract rates agreed to by the parties.

7.13 FERC Order No. 636 Transition Costs.  LWG shall not be liable under this Agreement for any costs directly or indirectly associated with FGT's compliance with FERC Order No. 636 (57 Fed. Reg. 13,267 (April 16, 1992), III
FERC Stats. And Regs.   30,939(1992)), which are incurred by or allocated to
FPUC under FPUC's service agreements with FGT, and FPUC shall take no affirmative action seeking to impose upon LWG under this Agreement any Order No. 636 - related charges which are incurred by or allocated to FPUC under its service agreements with FGT.

7.14 Information for Audit. LWG shall have the right to review and audit during normal business hours on reasonable prior notice, and at its own expense, FPUC's records relating to the Final Adjusted Construction Cost and any increase in costs on which FPUC exercises the right to modify the Facilities Charge or the Operation and Maintenance Charge pursuant to adjustments contemplated by this Section.

                              ARTICLE 8
                       APPLICABILITY OF TARIFF

8.1 The Miscellaneous General Information section, the Technical Terms and Abbreviations, and the Rules and Regulations (excluding Item 7, Extensions) of FPUC's Gas Tariff, including any amendments thereto which become effective during the term of this Agreement, are hereby incorporated into this Agreement and made a part hereof for all purposes. Any and all other provisions of such Tariff are specifically waived by the Parties. In the event of any conflict between the terms of said tariff provisions and specific provisions of this Agreement, the latter shall prevail.

                              ARTICLE 9
                            FORCE MAJEURE

9.1 Suspension of Performance. In the event of either Party, FPUC or LWG, being rendered unable wholly or in part by Force Majeure to carry out its obligations under this Agreement, other than to make payments due hereunder, it is agreed that on such Party giving notice and full particulars of such Force Majeure to the other Party as soon as possible after the occurrence of the cause relied on, then the obligations of the Party giving such notice, so far as they are affected by such Force Majeure, shall be suspended during the continuance of any inability so caused but for no longer period, and such cause shall as far as possible be remedied with all reasonable dispatch. If an event of Force Majeure occurs, in addition to pursuing a remedy to the cause of the event, the party experiencing the event of Force Majeure agrees to use its best efforts to avoid or mitigate any adverse impacts associated with the event of Force Majeure. Such efforts shall include, but shall not be limited to, exploring an alternative means of transporting gas.

9.2 Definition. The term "Force Majeure", as employed herein, shall mean acts of God, strikes, lockouts or other industrial disturbances, acts of the public enemy, wars, blockades, insurrections, riots, epidemics, landslides, hurricanes, lightning, earthquakes, fires, storms of unusual magnitude, floods greater than the recorded 25-year flood, washouts, arrests and restraints of government and people, civil disturbances, explosions, breakage or freezing of or accidents to the Pipeline Facilities, and any other cause, whether of the kind herein enumerated or otherwise, not within the control of the Party claiming suspension and which by the exercise of due diligence such Party is unable to prevent or overcome; such term shall likewise include: (a) in those instances where either Party is required to maintain, or, in the event of a required relocation of all or a portion of the LWG Lateral, to obtain servitude, rights of way grants, permits, or licenses to enable such Party to fulfill its obligations hereunder, the inability of such Party to maintain or acquire, or the delays on the part of such Party in maintaining or acquiring, at reasonable cost and after the exercise of due diligence, such servitudes, rights of way grants, permits, or licenses; and (b) in those instances where either party is required to furnish materials and supplies for the purpose of constructing or maintaining facilities or is required to secure grants or permissions from any governmental agency to enable such Party to acquire, or the delays on the part of such Party in acquiring, at reasonable cost and after the exercise of due diligence, such materials and supplies, permits and permissions.

9.3 Settlement of Strikes. It is understood and agreed that the settlement of strikes or lockouts shall be entirely within the discretion of the Party having the difficulty, and that the above requirement that any Force Majeure shall be remedied with all reasonable dispatch shall not require the settlement of strikes or lockouts when such course is inadvisable in the discretion of the Party having the difficulty.

9.4 If an event of Force Majeure experienced by FPUC continues for a period of six months or longer, LWG shall have the right, at its option, to terminate this agreement. In the event LWG invokes its right to terminate under this provision, it will be obligated to compensate FPUC consistent with the provisions of Section 2.3. In addition, upon exercise of LWG's termination rights under Section 9.4 hereunder, FPUC shall cooperate with LWG and any new contractor engaged by LWG to complete construction of the LWG Lateral to ensure a smooth and efficient transfer of the work in progress, including, but not limited to (1) convey to LWG all pipe, equipment and materials purchased or installed with respect to construction of the LWG Lateral, (2) to the extent possible assignment of permits, easements and rights of way related thereto,
(3) to the extent possible termination of subcontracts entered into by FPUC on terms satisfactory to LWG, or at LWG's request, to the extent possible assignment of subcontract to LWG on terms satisfactory to LWG, (4) delivery to LWG of all drawings, purchase orders and other contract documents related to the LWG Lateral. All deliveries hereunder shall be made free and clear of liens, encumbrances and security interests, except those created by LWG.

                              ARTICLE 10
                     AGREEMENT TO COOPERATE IN THE
                    EVENT OF COMPETITIVE ALTERNATIVE

In the event an additional interstate pipeline is built in the vicinity of the Project, and LWG requests an interconnection with the alternative interstate pipeline, FPUC agrees to cooperate with LWG in the evaluation of the construction of a lateral to the alternative pipeline. FPUC will negotiate an agreement with LWG in good faith for the construction of such a lateral and the transportation of gas from a delivery point on the alternative interstate pipeline to a redelivery point at the Project site on terms substantially similar to those of this agreement. The development of an alternative lateral shall not affect the obligation of LWG to pay for the LWG Lateral pursuant to
Article 7 and the other relevant provisions of this agreement.

                              ARTICLE 11
                          DISPUTE RESOLUTION

11.1 Purpose and Scope.

A. The Parties agree that any dispute arising under this Agreement which is not subject to the exclusive jurisdiction of the FPSC shall be resolved solely by application of the procedures set forth in this Article 11. The procedures set forth herein may be modified by agreement of the Parties with respect to any particular dispute which is subject to these procedures.

B. Each Party shall continue to perform its obligations under this Agreement pending final resolution of any dispute which is subject to these procedures. All applicable statutes of limitation and defenses based upon the passage of time shall be tolled while the procedures specified in this Article 11 are pending. The Parties shall take such action, if any, as may be required to effectuate such tolling.

11.2 Commencement of Dispute Resolution Proceeding. A dispute subject to the procedures provided herein shall be resolved in a dispute resolution proceeding ("DRP"). A DRP shall be commenced by either party giving written notice to the other of the matter in dispute.

11.3 Negotiations. Within ten (10) days after delivery of such notice, authorized officers of the Parties shall meet at a mutually acceptable time and place in or near Lake Worth, Florida to exchange relevant information and to attempt to resolve the dispute through good faith negotiations. Requests for information shall be reasonable; responses shall be prompt and complete. If the matter is not resolved within thirty (30) days after delivery of the notice to commence, the DRP shall proceed to mediation.

11.4 Mediation.

        A. Within forty (40) days after delivery of the notice to commence the DRP, the Parties shall attempt to agree on the selection of a mediator with professional experience in natural gas and electric generation issues (the "Mediator"), or, failing such agreement, the Parties shall select a Mediator from the Center from Public Resources' Panel of Neutrals or other agreed upon registry of persons skilled in dispute resolution. The Parties shall bear equally the costs of the mediator.


        B. Within twenty (20) days after selection of the Mediator, the Parties shall meet at a mutually acceptable time and place to present their positions to the Mediator. At lease five (5) days prior to such meeting, each Party shall submit to the Mediator and to the other Party a statement of position on the issues remaining in dispute and a summary of the evidence and arguments supporting its position.

        C. The Mediator shall prescribe the order of, and appropriate time limits for, the Parties' presentations at the meeting. The Mediator may request the Parties to provide additional information or arguments in support of their positions at or following the meeting. The Mediator, with the agreement of the Parties, may schedule additional mediation meetings.

        D. The Mediator shall not have any ex parte communication with either of the Parties.


11.5 Mediator's Recommended Decision.

        A. If the Parties fail to resolve all disputed issues through the mediation process described above, the Mediator shall submit to them, within thirty (30) days after the final mediation meeting a draft recommended decision. The Parties may submit to the Mediator their comments on the draft recommended decision within fifteen (15) days after its issuance, and each Party shall submit a copy of such comments to the other Party. The Mediator shall submit to the Parties a final decision on all remaining issues within fifteen (15) days after receipt of any comments by the Parties.
        B. The Parties agree to be bound by the Mediator's final decision, except that either Party may, within fifteen (15) days after the issuance of the Mediator's final decision file a petition with the FPSC seeking review of the decision solely on the grounds that such decision: (i) was procured by corruption, fraud or undue means; (ii) was the result of evident partiality or misconduct by the Mediator; or (iii) would, if given effect, be unlawful under the laws of the State of Florida. If the FPSC makes any such finding, the Mediator's decision shall be given no effect, and the FPSC shall issue its own decision on the issues remaining the dispute.


11.6 Arbitration Agreement

        A. If a dispute arises under this Agreement at a time when the FPSC no longer has regulatory jurisdiction over the intrastate transportation of natural gas, the Parties agree that in that event the dispute will be subject to arbitration under the commercial arbitration rules of the American Arbitration Association, and the following provisions shall govern in lieu of Sections 11.1 through 11.5.
        B. If a dispute should arise under this contract, either Party may within 30 days make a demand for arbitration by filing a demand in writing with theother Party.
        C. The Parties may agree on one arbitrator, but in the event that they cannot agree, there shall be three arbitrators, one named in writing by each of the parties within 14 days after the demand for arbitration is made and a third to be chosen by the two named. Should either party refuse or neglect to join in the appointment of the arbitrator, the arbitrators shall be appointed in accordance with the provisions of the commercial arbitration rules.
        D. All arbitration hearings, and all judicial proceedings to enforce any of the provisions of this agreement, shall take place in Palm Beach County, Florida. The hearing before the arbitrators of the matter to be arbitrated shall be at the time and place within the County as selected by the arbitrators. Notice shall be given and the hearing conducted in accordance with the provisions of the commercial arbitration rules. The arbitrators shall hear and determine the matter and shall execute and acknowledge their award in writing and deliver a copy to each of the parties by registered or certified mail.
        E. If there is only one arbitrator, his or her decision shall be binding and conclusive on the parties. If there are three arbitrators, the decision of any two shall be binding and conclusive. The submission of a dispute to the arbitrator(s) and the rendering of the arbitrator(s)' decision shall be a condition precedent to any right of legal action on the dispute. A judgment confirming the award of the arbitrators may be rendered by any court having jurisdiction; or the court may vacate, modify, or correct the award.
        F. The costs and expenses of arbitration, including the fees of the arbitrators, shall be borne by the non-prevailing Party or in such proportions as the arbitrators shall determine.


11.7. Confidentiality. All communications by the Parties or their representatives with respect to a dispute which is the subject of a DRP shall be privileged and confidential and shall not be disclosed or admissible in evidence, unless: (i) they bear directly on allegations that the Mediator's decision should be rejected for reasons of fraud, corruption, misconduct or evident partiality; or (ii) the FPSC or a court of competent jurisdiction determines that such disclosure is necessary.

                              ARTICLE 12
                         CONDITIONS PRECEDENT

12.1. The following conditions precedent must be satisfied before FPUC will have any obligations under this Agreement:
        (1) Approval of this Agreement by a final order of the Florida Public Service Commission;
        (2) Receipt of all permits and authorizations necessary to construct the LWG Lateral, including those necessary for the construction of the FGT Facilities.  FPUC shall file all
applications for such permits within 15 days of the execution of this Agreement, and shall make all reasonable efforts to
secure them within 60 days of the execution of this Agreement;
        (3) Execution of an agreement between FPUC and FGT for the construction of the FGT Facilities reasonably acceptable to
FPUC; and
        (4)     Receipt of a written release from LWG, in substantially
the form shown in         Exhibit C, and delivered in accordance
with Section 13.1, directing FPUC to       commence construction.

12.2.	The following conditions precedent must be satisfied before
LWG will have any obligations under this Agreement other than the obligation to reimburse FPUC for up-front expenses, as provided in
Section 2.3(C).

        (1) The Project, or any portion thereof, has achieved a financial closing satisfactory to LWG in its sole discretion; and
        (2) LWG has delivered to FPUC a written release to commence construction of the LWG Lateral.

                              ARTICLE 13
                            MISCELLANEOUS

13.1 Notice and Service. All notices, consents or approvals required or permitted to be given hereunder shall be in writing and shall be deemed given to a Party at its address set forth below, or to such other address as any Party may designate from time to time by notice to the other Party given in accordance herewith: (i) upon delivery in person; (ii) on the third (3rd) business day after mailing by registered or certified mail, postage prepaid; (iii) on the next business day after timely delivery to an overnight common carrier service, service fee payable by the sending Party, for next-day delivery; or (iv) on the date of facsimile transmission by telephone line provided such transmission is followed by delivery of a copy of such notice within twenty-four (24) hours pursuant to clauses (i) or
(iii):
        LWG:            Manager, Lake Worth Generation LLC
                        245 Winter Street, Suite 300
                        Waltham, MA 02451
                        Fax # 781-370-1594

        FPUC:           Division Manager, WPB
                        Florida Public Utilities Company
                        401 South Dixie Highway
                        West Palm Beach, FL 33401
                        General Fax #561-833-8562
                        Gas Supply Fax # 561-838-1713

or such other address or fax numbers as such Party may hereafter specify for the purposes by notice to the other Party.

13.2 Captions. The captions in this Agreement are for the convenience of the Parties in identifications of the provisions hereof and are not intended to be inclusive, definitive or to affect the meaning, content or scope of this Agreement.

13.3 Assignment. This Agreement shall be binding upon and inure to the benefit of the respective successors and permitted assigns of the Parties. The respective rights and obligations of either Party hereto shall not be assignable without the consent of the other Party, and such consent shall not be unreasonably withheld. Notwithstanding the foregoing, LWG is expressly permitted to assign this Agreement without further approval by FPUC to any Lender, to any limited or general partnership in which LWG is a partner, and to any Project Party. LWG shall provide notice of 30 days prior to any such assignment. Any assignee shall be entitled to all rights and shall be liable for all obligations under the Agreement, including all payment obligations.

13.4 Cooperation with Lender.
        A. FPUC agrees that in connection with the collateral assignment by LWG to Lender, it will execute an appropriate consent to such assignment as reasonably requested by such Lender acknowledging, in effect, that this agreement has been duly authorized and is valid and enforceable against FPUC and does not conflict with any law binding upon FPUC or its articles of incorporation or by-laws, that this Agreement is in full force and effect, that FPUC will not agree to any amendment to this Agreement without Lender's approval in writing, that it will deliver to Lender a copy of each notice of default and will give Lender a reasonable opportunity (in any event not less than thirty (30) days) to cure, that it will not terminate this Agreement without giving Lender prior notice, and that in the event Lender succeeds to the interest of LWG under this Agreement by reason of the exercise of its rights under its loan documentation with LWG, FPUC will accept performance by Lender or its successor or assigns notwithstanding any restriction under or in accordance with this Agreement. FPUC also agrees, upon request of LWG, to furnish to Lender a reasonable opinion of counsel to FPUC with respect to the enforceability of the Agreement against FPUC. Notwithstanding the foregoing FPUC shall not be obligated to agree to any modification requested by Lender or take any action to benefit Lender if such modification or action would result in a material adverse effect upon FPUC.

        B. The Parties recognize that this Agreement is subject to approval by Lender and if any such Lender requires any reasonable modification to the provisions of this Agreement, LWG shall request that FPUC consent to such modification. FPUC may withhold its consent if the requested modification is:
(i) made after LWG and Lender have entered into a credit facility and the Lender has authorized the release of funds under such credit facility; (ii) inconsistent with the regulatory requirements of the FPSC or any other body having jurisdiction over the Parties; or (iii) will have a material adverse effect on FPUC.

13.5 Consents and Approvals. Consents and approvals contemplated by this Agreement shall not be unreasonably delayed or withheld.

13.6 Governing Law. The interpretation and performance of this Agreement shall be in accordance with the laws of the State of Florida. The Parties agree that the appropriate venue for the filing of any judicial action shall be in Palm Beach County, Florida.

13.7 Applicable Law.
        A. This Agreement shall be subject to all of the rules, regulations, and orders of any duly constituted federal or state regulatory authorities having jurisdiction hereof. The Parties shall comply at all times with all applicable federal, state, municipal, and other laws, ordinances and regulations. FPUC and /or LWG will furnish any information or execute any documents required by any duly constituted federal or state regulatory authority in connection with the performance of this Agreement.
        B. In the event this Agreement or any provisions herein shall be found contrary to or in conflict with any such law, order, directive, rule or regulation, the latter shall be deemed to control, but nothing in this Agreement shall prevent either Party from contesting the validity of any such law, order, directive, rule or regulation, nor shall anything in this Agreement be construed to require either Party to waive its respective rights to assert the lack of jurisdiction of any governmental agency other than the FPSC over this Agreement or any Party thereof. In the event of such contestation, and unless otherwise prohibited from doing so, FPUC shall continue to transport and LWG shall continue to take Gas pursuant to the terms of this Agreement.
In the event any law, order, directive, rule, or regulation shall prevent either party from performing hereunder, then neither party shall have any obligation to the other during the period that performance is precluded.

13.8 Filing with FPSC. Not later than five (5) business days after execution of this Agreement by both Parties, the Parties shall file this Agreement with the FPSC for approval.

13.9 Entire Agreement. This Agreement supersedes any and all oral or written agreements and understandings heretofore made relating to the subject matters herein and constitutes the entire agreement and understanding of the Parties relating to the subject matters herein.

13.10 Severability. If any provision of this Agreement becomes or is declared by a court of competent jurisdiction to be illegal, unenforceable or void, this Agreement shall continue in full force and effect without said provision; provided, however, that if such severability materially changes the economic benefits of this Agreement to either Party, the Parties shall negotiate an equitable adjustment in the provisions of this Agreement in good faith.

13.11 Survival of Obligations. LWG's obligation with respect to payments and the Letter of Credit required under Section 4.8 of this Agreement, and LWG's and FPUC's obligations with respect to indemnification under this Agreement shall survive termination or expiration of this Agreement. LWG's obligation with respect to the Letter of Credit required under Section 4.8 of this Agreement shall survive assignment of this Agreement until a replacement letter of credit on similar terms and conditions as the Letter of Credit is put in place by LWG's assignee.

13.12 Legal Fees. In the event of litigation between the Parties arising out of or in connection with this Agreement, then the reasonable attorneys' fees and costs of the Party prevailing in such litigation shall be paid by the other Party.

13.13. Amendments. No amendment or modification of the terms of this Agreement shall be binding on FPUC or LWG unless reduced in writing and signed by both Parties.

13.14 Counterparts. This Agreement may be executed in counterparts, and each executed counterpart shall have the same force and effect as an original instrument.

        THE REST OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK


IN WITNESS WHEREOF, the Parties have caused this Agreement to be signed by their respective officers thereunto duly authorized as of the date first stated above.

WITNESS:

_______________________________		LAKE WORTH GENERATION, LLC
Name:

By: ________________________________

Title: _______________________________


WITNESS:

_________________________________       FLORIDA PUBLIC UTILITIES COMPANY
Name:

By: _______________________________

Title:______________________________


                              EXHIBIT A
                           COST OF SERVICE


                              EXHIBIT D
                       FORM OF LETTER OF CREDIT
                     (LETTERHEAD OF ISSUING BANK)

                     IRREVOCABLE LETTER OF CREDIT
                        NO. __________________
                         DATE _______________


BENEFICIARY: Florida Public Utilities Company


APPLICANT: Lake Worth Generation, LLC


Dear Beneficiary:
        At the request of , and for the account of Lake Worth Generation, LLC, ("LWG") we hereby establish in your favor our Irrevocable Letter of Credit No. _________ ("Letter of Credit") whereby, subject to the terms and conditions contained herein, you hereby are irrevocably authorized to draw on us by your draft or drafts at sight, an aggregate amount not to exceed _____________________) (the "Stated Amount") , effective immediately and expiring on the Expiration Date (as hereinafter defined). This Letter of Credit is established pursuant to that certain Gas Transportation Agreement, dated as of July 21, 2000, ("the Gas Transportation Agreement") between you and LWG.
        Funds under this Letter of Credit shall be available to you upon presentation to us of (i) a Sight Draft drawn on us in the form of Exhibit A hereto in the amount of such demand (which shall not exceed the Stated Amount) and (ii) a Drawing Certificate in the form of Exhibit B hereto executed by your authorized representative.

        Presentation of any such Sight Draft and Drawing Certificate shall be made at our office located at _________________________________________,
Attention: ___________________. We hereby agree that any Sight Draft drawn under and in compliance with the terms of this Letter of Credit shall be duly honored by us upon delivery of the above-specified Drawing Certificate, if presented on or before the Expiration Date at the office specified above. If a drawing is made by you hereunder at or prior to 3:00 p.m., Eastern Standard Time, on a Business Day, and provided that such drawing and the documents presented in connection therewith conform to the terms and conditions hereof, payment shall be made to you of the amount specified, in immediately available funds, on the immediately following Business Day by a transfer to your account number __________________ maintained at ___________________________ or at such other account at such other financial institution of which you notify us in writing. As used herein, "Business Day" shall mean any day other than a Saturday, Sunday or day or which banking institutions in the States of _______________ or __________________ are authorized or required by law to close.

        This Letter of Credit shall expire and shall be delivered to us for cancellation on the Expiration Date which shall be the earliest to occur of:
        (a) ___(Insert expiration date of LC here)_____;
        (b) the date you or your account have been paid the full Stated
            Amount; or
        (c) the date on which we have received your certificate to the effect that you have received a substitute Letter of Credit complying with the requirements of the Gas Transportation Agreement.
        The Stated Amount of this Letter of Credit shall be modified in accordance with the Gas Transportation Agreement on each anniversary of the Commencement Date to reflect (i) the revised portion of the investment after accumulated depreciation of the LWG Lateral, and (ii) the application of a factor of 3% to the amount of $37,900 on a compound basis, all as set forth and described in Section 4.8 of the Gas Transportation Agreement. It shall automatically reduce on the date any demand for payment hereunder is honored, in an amount equal to the amount of such payment. The Stated Amount of this Letter of Credit, once reduced, shall not be reinstated.
        This Letter of Credit shall be interpreted in accordance with the Uniform Customs and Practice for Documentary Credits, 1993 Revision, International Chamber of Commerce Publication No. 500, and any successor thereto. This Letter of Credit shall be supplemented by the laws of the State of______________, including (except as otherwise provided herein) the Uniform Commercial Code as in effect in such State (to the extent that such laws are consistent with this Letter of Credit). Communications with respect to this Letter of Credit shall be in writing and shall be addressed to (Issuing Bank) Attention: ____________________, specifically referring therein to ____________________, Irrevocable Letter of Credit No.____________.
        Only you or your permitted assigns under the Gas Transportation Agreement may draw upon this Letter of Credit. Upon the payment to you and your account ofthe full aggregate Stated Amount specified herein, we shall be fully discharged of our obligations under this Letter of Credit.
        The Letter of Credit sets forth in full the terms of our undertaking. Reference in this Letter of Credit to other documents or instruments is for identification purposes only and such reference shall not modify or affect the terms hereof or cause such documents or instruments to be deemed incorporated herein.
                                             Very truly yours,
                                             (Issuing Bank)

                                  By: ________________________________
                                             Authorized Signature


                                               Attachment A to Letter of Credit
                                               --------------------------------

SIGHT DRAFT
-----------
Date: _____________________
TO: 	(Issuing Bank)
        Attention:
        Reference No.:
        Re: (Issuing Bank), Irrevocable Letter of Credit No. ______________. On Sight
        Pay to the order of Florida Public Utilities Company or its assign(s) in immediately available funds ___________________ U.S. Dollars ( U.S. $) on the following business day, if this Sight Draft is presented prior to 3:00 p.m., _________________ time on the immediately preceding business day, pursuant to Irrevocable Letter of Credit No. _________ of _________, by transfer to account number at your office located at _______________________.

                                            ________________________________
                                            By:_____________________________
                                                Name:
                                                Title:




                                            Attachment B to Letter of Credit
                                            --------------------------------

DRAWING CERTIFICATE
-------------------
TO:     (Issuing Bank)
        Attention:

        A. This is a Drawing Certificate under Irrevocable Letter of Credit No. ___________ (the "Letter of Credit").
        B. I, ______________, an authorized representative of Florida Public Utilities Company, (the "Company"), do hereby certify to ________, that:
        C. In Accordance with the terms and conditions of (i) that certain Gas Transportation Agreement dated as of July 21, 2000 between the Company and LWG (the "Gas Transportation Agreement"), __________ Dollars ($_____________).

        4. The amount demanded hereby represents the amount due and payable to the Company by LWG as the result of a default by LWG on its obligations under the Gas Transportation Agreement, failure to cure
            the default and   termination of the Agreement by FPUC pursuant to
            its rights under the Gas Transportation Agreement.

        E. This drawing is made pursuant to Irrevocable Letter of Credit No. _______ issued by_____________________ to the Company.

        IN WITNESS WHEREOF, The __________ has executed and delivered this Drawing Certificate this _______ day of________, 20__.

                                                 _____________________________

        Attest:________________________         By: ___________________________
        Name:________________________           Name:__________________________
        Title:_________________________         Title:_________________________






                              EXHIBIT C
                   RELEASE TO COMMENCE CONSTRUCTION


TO: Division Manager - West Palm Beach
    Florida Public Utilities Company
    401 South Dixie Highway
    West Palm Beach, FL 33401

        Pursuant to Section 3.1 of the Gas Transportation Agreement between Florida Public Utilities Company ("FPUC") and Lake Worth Generation, LLC ("LWG"), dated July 21, 2000, LWG hereby confirms that the Conditions Precedent under Section 12.2(1) of the Agreement has been achieved and hereby releases FPUC to commence construction of the LWG Lateral, as defined in Article 1 and described in Exhibit B2 to said Agreement.

                                        _____________________________
                                        Lake Worth Generation, LLC

                                        By: __________________________
                                        Date: ________________________



EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement
No. 333-63532 on Form S-3 and Registration Statement No. 333-63942 on Form S-8 of Florida Public Utilities Company, of our report dated February 25, 2002, appearing in this Annual Report on Form 10-K of Florida Public Utilities Company for the year ended December 31, 2001.


DELOITTE & TOUCHE LLP
West Palm Beach, Florida
March 15, 2002