Form 10-Q
period 2002-03-31
FLORIDA PUBLIC UTILITIES CO
filed 2002-05-10
CIK 37643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 1-1055

Florida Public Utilities Company

(Exact name of registrant as specified in its charter)

Florida	59-0539080
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

401 South Dixie Highway, West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(561) 832-2461
(Registrant’s telephone number, including area code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 2, 2002 there were 2,897,412 shares of $1.50 par value common shares outstanding.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)
	March 31,	December 31,
	2002	2001
ASSETS
Utility Plant	$ 156,001	$ 151,656
Less accumulated depreciation	55,481	54,327
Net utility plant	100,520	97,329

Current Assets
Cash	2,398	3,198
Accounts receivable	8,369	7,169
Allowance for uncollectible accounts	(172)	(131)
Unbilled receivable	1,297	1,482
Inventories	3,249	3,343
Prepayments and deferrals	443	670
Under recovery of conservation and unbundling	82	343
Total current assets	15,666	16,074

Other Assets
Investments held in escrow	2,803	3,417
Restricted bond proceeds	5,627	8,008
Deferred charges	9,227	9,260
Goodwill	5,896	5,901
Total other assets	23,553	26,586
Total	$ 139,739	$ 139,989

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity	$ 30,495	$ 29,329
Preferred stock	600	600
Long-term debt	52,500	52,500
Total capitalization	83,595	82,429

Current Liabilities
Notes payable	16,460	20,430
Accounts payable	6,232	5,637
Insurance accrued	2,228	2,257
Interest accrued	1,445	877
Other accruals and payables	4,638	3,186
Over recovery of fuel	1,491	1,800
Customer deposits	5,252	4,454
Total current liabilities	37,746	38,641

Other Liabilities
Deferred income taxes and regulatory tax liability	9,539	9,717
Deferred credits	8,859	9,202
Total other liabilities	18,398	18,919
Total	$ 139,739	$ 139,989

See notes to condensed consolidated financial statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2002	2001
Revenues
Electric	$ 9,782	$ 9,912
Natural gas	11,707	18,820
Propane gas	2,228	1,747
Water	654	621
Total revenues	24,371	31,100

Cost of fuel and taxes
based on revenues	14,113	21,929

Gross Profit	10,258	9,171

Operating Expenses
Operations	4,914	4,213
Depreciation	1,342	1,272
Taxes other than income taxes	695	663
Income taxes	787	785
Total operating expenses	7,738	6,933

Operating Income	2,520	2,238

Interest charges and Other
Merchandise and service revenue	(808)	(690)
Merchandise and service expenses	686	593
Gain from sale of property [1]	(85)	-
Interest expense	1,076	853
Other (income) deductions	(74)	(99)
Income taxes - other	151	78
Total interest charges and other	946	735

Net Income	1,574	1,503

Preferred Stock Dividends	7	7

Earnings for Common Stock	$ 1,567	$ 1,496

Earnings Per Common Share - Basic and Diluted	$ 0.54	$ 0.53

Average Shares Outstanding	2,894,931	2,836,797

See notes to condensed consolidated financial statements.
[1] In March 2002, the Company sold real property for a gain. The non-utility portion of the gain included in earnings after income taxes is $53,000 and is equal to $0.02 per share.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2002	2001
Net Cash Flow provided by
Operating Activities	$ 4,371	$ 974

Cash Flows from Investing Activities
Construction expenditures	(4,285)	(2,981)
Reduction of restricted bond proceeds	2,381	-
Deposit held in escrow for dividend payment	541	-
Proceeds from sale of property	591	-
Other	(2)	118
Net cash used in investing
activities	(774)	(2,863)

Cash Flows from Financing Activities
Net change in short-term borrowings	(3,970)	2,300
Dividends paid	(541)	(516)
Other	114	128
Net cash provided (used) by
financing activities	(4,397)	1,912

Net change in cash	(800)	23

Cash at beginning of period	3,198	66

Cash at end of period	$ 2,398	$ 89

See notes to condensed consolidated financial statements.

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

1.

In the opinion of the Company the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company's business the operating results for the period are not necessarily indicative of the results that may be expected for the full year. For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.

The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends.  At March 31, 2002, under the most restrictive provision, approximately $3,900,000 of retained earnings were unrestricted.

3.

Segment information is summarized as follows (in thousands):

Three months ended:	Regulated			Non-regulated
March 31, 2002	Gas	Electric	Water	Propane Gas	Consolidated
Revenues	$ 11,707	$ 9,782	$ 654	$ 2,228	$ 24,371
Operating Income before Income Taxes	1,983	782	146	396	3,307

March 31, 2001
Revenues	18,820	9,912	621	1,747	31,100
Operating Income before Income Taxes	1,779	862	145	237	3,023

4.

Financial Accounting Standard No. 141 and 142

In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting.  SFAS No. 142 specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized.  The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired.  The provisions of SFAS No. 142 were effective January 1, 2002.  The effects of adopting SFAS Nos. 141 and 142 on the 2001 acquisitions required use of the purchase method and resulted in goodwill that will be tested for impairment beginning in 2002.  The reporting units have been determined to be propane gas and natural gas for the purposes of impairment testing.

The Company is in the process of evaluating any intangible assets that related to the purchases; therefore the purchase price and goodwill is preliminary.  All goodwill relates to the recent acquisitions and accordingly, there is no amortization of goodwill reported in the accompanying financial statements.

Financial Accounting Standard No. 143

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.  The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The ultimate effect on operating results is unknown, however, management believes that the effect on operating results will be immaterial and believes that the impact on the regulated portion of the business, if any, would be an allowable item for recovery in the Company’s rates.

Financial Accounting Standard No. 144

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The statement supercedes, with exceptions, SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  Management believes the effect on operating results will be immaterial and believes that the regulated portion of an impact, if any, would be an allowable item for recovery in the Company’s rates.

5.

Mergers and Acquisitions.

In December 2001, the Company acquired certain net assets of Atlantic Utilities, the Florida operation of Southern Union Company in a cash transaction valued at approximately $10,000,000. Approximately $250,000 of the purchase price was initially withheld pending title clearance for real property in Lauderhill.  That portion of the sale was subsequently completed on February 20, 2002. In addition to the real property true-up of $ 250,000 other items were adjusted in the first quarter of 2002 with respect to the Atlantic Utilities Acquisition; but were not significant. The overall adjustment to the acquisition cost for Atlantic Utilities was an increase of $160,000. Goodwill decreased by a net $5,000 for both Z-Gas and Atlantic Utilities. The Company is in the process of evaluating any intangible assets that related to the purchases; therefore the purchase price allocation and goodwill is preliminary.

6.

Gain on Sale of Property

The Company sold property held in Delray Beach, in our South Florida division, for a gain of approximately $529,000.  This property was primarily regulated property and accordingly the majority of the gain has been deferred awaiting Public Service Commission (PSC) approval on the disposition of that gain. We are requesting approval by the PSC to allow us to amortize the gain with an offset to depreciation expense over five years beginning, April 2002. The non-regulated portion of the gain has been recognized in the first quarter of 2002 and amounts to $53,000, net of income taxes.  Excluding the property gain, earnings per share would have been $.52 per share for the first quarter ending March 31, 2002.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition.

The Company has a $20,000,000 line of credit with its primary bank of which at March 31, 2002, $6,040,000 is available and a $2,500,000 line of credit with a secondary bank which is all fully borrowed.  The primary line and note provide for interest at LIBOR plus fifty basis points and the line of credit at the second bank is at LIBOR plus thirty basis points.  The Company has reserved $1,000,000 as a contingency for major storm repairs in the Northwest Florida electric division.

The Company issued $14,000,000 of Palm Beach County municipal bonds (Industrial Development Revenue Bonds) on November 14, 2001 to finance development in the area.  The bond proceeds are restricted and held in trust until construction expenditures in the county are actually incurred by the Company. Funds are drawn after each month’s construction expenditures through 2003. At March 31, 2002 the restricted funds held by the trustee and available for future draws were $5,603,000. An additional $24,000 is held by the trustee to go towards the first interest payment of bonds.  Approximately $2,400,000 was drawn from the restricted investment and used during the quarter, which reduced the amount of net cash used from investing activities.

The net cash provided by operating activities increased in 2002 in comparison to 2001 primarily due to over $4,000,000 used in 2001 for accounts payable that related to high fuel bills paid in the first quarter.  Approximately $2,000,000 in additional construction was spent in 2002 due to the Lake Worth generation project.  Proceeds received from the sale of property amounted to a $591,000 source of cash during 2002.  Short term borrowings were paid down in the quarter from the additional  source of cash.

Overview.

The Company is organized into three regulated business segments: natural gas, electric and water and one non-regulated business segment, propane gas. There are no material inter-segment sales or transfers.

Definitions.

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

Operating Expenses.  Operating expenses exclude fuel costs, conservation and unbundling costs, and taxes based on revenues that are passed through to customers. These operating expenses have no effect on results of operations as they are passed on directly to customers and fluctuations in such costs distort the relationship of operating expenses between periods. These costs are grouped on a separate line of the income statement as “Cost of fuel and taxes based on revenues”.

Results of Operations.

In the following discussion, all comparisons are with the corresponding items in the same period in the prior year.

Summary of Gross Profit:
(in thousands)	Quarter Ended March 31,
	2002	2001
Natural Gas	$ 5,534	$ 4,911
Propane Gas	1,374	921
Electric	2,724	2,745
Water	626	594
Total Gross Profit	$10,258	$ 9,171

Contributing to variations in gross profits are the effects of seasonal weather conditions, the timing of rate increases, and the migration of winter residents and tourists to Florida during the winter season.  The Company in 2001 began actively pursuing opportunities to purchase small gas companies to assist in growth.  Two purchases were made last year and the Company has a goal of acquiring the assets of at least one propane company in 2002.

Three Months Ended March 31, 2002 Compared

with Three Months Ended March 31, 2001.

Gross Profit

Natural Gas Service.

Natural gas service gross profit increased $623,000 or 13%.  The gross profit increased primarily due to recent acquisitions that added over $400,000 and from a contract with a generation facility adding over $200,000.   The Company began billing the generation facility in February 2002 and expects that revenue will increase approximately $1,113,000 in 2002, $1,184,000 in 2003, and $1,159,000 in 2004, decreasing yearly as construction costs of the facility are depreciated.  Because the project does not involve purchasing gas, the gross profit and revenue increase by approximately the same amounts.  The additional gross profits from the acquisition and generation facility were partially offset with decreases in sales per customer due to warmer weather.  Overall customers increased around 13% due to the acquisitions and normal growth.

Propane Gas Service.

Propane gas gross profit increased $453,000 or 49%  primarily due to the recent acquisitions of Z-Gas Corporation and Atlantic Utilities.  Customers increased by 35% due to the acquisitions and normal growth, as usage per customer was relatively flat due to warm weather.

Electric Service.

Electric service gross profit decreased $21,000 or less than 1%.  Customer growth was up 2% while the usage per customer declined due to the warmer weather in the first quarter.

Water Service.

The water segment increased gross profit by $32,000 or over 5%.  This was due primarily from the rate increase on May 17, 2001 that added $225,000 in annual gross profit.  This was offset by a lower usage per customer during the quarter.

Operating Expenses (excluding income taxes)

Expenses increased $803,000 or 13%. Payroll charged to operating expenses increased $410,000 primarily due to the acquisitions and associated additional employees.  Also, general and administrative expenses were up over $200,000, excluding payroll. This was primarily due to increased workmen’s compensation of $86,000 and increased pension expense of $82,000. The workman’s compensation expense included a $45,000 one time expense relating to an individual claim. Customer Administration expenses, excluding payroll, increased mainly due to approximately $35,000 of higher bad debt expense.  The Company has increased collection efforts to bring the bad debt expense back down by focusing on collections and the adequacy of deposits.

Other contributing factors to the increase included higher depreciation expense of $70,000, primarily attributable to the assets acquired in our recent acquisitions of Atlantic Utilities and Z Gas, and increases in taxes other than income taxes and property taxes of $32,000.  These consisted primarily of payroll taxes associated with the increased payroll expenses and property tax associated with the recent acquisitions.

Interest Charges and Other

Merchandise and service revenue and expenses have both increased primarily due to the gas division's conservation program contributing to the sales increase by offering rebates to customers on merchandise purchases. Gain on Sale of Property was $85,000 in 2002.  This was the non-regulated portion of the gain from the sale of property in our South Florida Division.  (See the notes to financial statements “gain on sale of property” for additional information).

Interest charges on long-term debt increased approximately $400,000 due to two additional bonds issued totaling $29,000,000 in September and November of 2001 primarily used to finance acquisitions, fund a major Lake Worth Generation construction project and to reduce our short term debt.  The offsetting decrease to short term debt interest charges was approximately $200,000,  for an overall net increase to interest charges by $200,000.

Three Months Ended March 31, 2001 Compared

with Three Months Ended March 31, 2000

Natural and Propane Gas Service

Natural gas service gross profit increased $224,000 in 2001 as compared with 2000.  The gross profit increased primarily due to colder weather in January and March of 2001 and customer growth. The natural gas segment of the Company experienced over a 40,000 increase in therm sales, along with over a 5% increase in customers, over the same quarter in 2000.  The Company also began charging late fees from customers in March 2001 that amounted to approximately $28,000 for natural and propane gas customers.

Electric Service

Electric service gross profit increased $213,000 as compared with 2000. As compared with the first quarter last year, KWH consumption increased approximately 7% primarily due to customer growth of 2.6% and colder weather experienced in 2001. The Company began charging late fees from customers in the first quarter of 2001 that amounted to approximately $25,000 for electric customers.

Water Service

There are no material differences from the prior quarter for water service.

Interest Charges and Other

Income from the merchandise and jobbing area was up a net $51,000 due to increased sales resulting from new construction and merchandise sales.  The gas division's conservation program contributed to the sales increase by offering rebates to customers on merchandise purchases.

Operating Expenses

Operating expenses in 2001 increased $455,000 or 8%, excluding cost of fuel and conservation expenses, taxes that are passed through to customers, and income taxes.  The major items contributing to the increased expense in 2001 were a new customer service and billing system that went into effect in October 2000, increased labor and associated expenses, maintenance expenses in the electric area related to transmission line access, additional electric maintenance for overhead line balancing related to the cold weather, repositioning of mains in the gas division due to road construction projects, and selling expenses in the natural gas area due to expanding marketing efforts.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

All financial instruments held by the Company were entered into for purposes other than for trading.  The Company has market risk exposure only from the potential loss in fair value resulting from reasonably possible changes in interest rates.  The Company has no exposure relating to commodity prices because the Company, under its regulatory jurisdictions, is fully compensated for the actual costs of commodities (primarily natural gas and electricity) and also passes through fluctuations in propane costs to customers. The Company has no exposure to equity risk as it does not hold any equity instruments. The Company’s exposure to interest rate risk is limited to investments held in escrow for environmental costs, investments from restricted bond proceeds, and long-term debt.  The investments held in escrow for environmental costs mature from 2001 to 2004.  We expect to hold these securities until maturity.  The restricted funds will be used during the next two years. Therefore, the Company does not believe it has material market risk exposure related to these instruments. The cost of long-term debt is included as a recovered cost in revenue for the regulated operations and as such the Company is reimbursed for interest costs. Therefore, disclosure of the change in fair value due to reasonably possible near term changes in interest rates is not meaningful.

PART II.

OTHER INFORMATION

Item 6.

(a)    None required

(b)    Reports on Form 8-K:

There were no reports on Form 8-K filed for the quarter ending March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY

(Registrant)

By    /s/ George M Bachman

George M Bachman

Chief Financial Officer

AND

By  /s/ John T English

John T English

Chief Executive Officer

May 10, 2002