Form 10-Q
period 2002-06-30
FLORIDA PUBLIC UTILITIES CO
filed 2002-08-14
CIK 37643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 2, 2002 there were 3,877,987 shares of $1.50 par value common shares outstanding.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)
	June 30,	December 31,
	2002	2001
ASSETS
Utility Plant	$ 159,325	$ 151,656
Less accumulated depreciation	56,505	54,327
Net utility plant	102,820	97,329

Current Assets
Cash	215	3,198
Accounts receivable	7,813	7,169
Allowance for uncollectible accounts	(205)	(131)
Unbilled receivable	1,339	1,482
Inventories	3,328	3,343
Prepayments and deferrals	366	670
Under recovery of conservation and unbundling	48	343
Total current assets	12,904	16,074

Other Assets
Investments held in escrow	2,814	3,417
Restricted bond proceeds	3,157	8,008
Deferred charges	9,291	9,260
Goodwill	3,121	3,066
Intangible Assets	2,835	2,835
Total other assets	21,218	26,586
Total	$ 136,942	$ 139,989

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity	$ 30,710	$ 29,329
Preferred stock	600	600
Long-term debt	52,500	52,500
Total capitalization	83,810	82,429

Current Liabilities
Notes payable	15,566	20,430
Accounts payable	5,352	5,637
Insurance accrued	2,241	2,257
Interest accrued	798	877
Other accruals and payables	4,102	3,186
Over recovery of fuel	1,286	1,800
Customer deposits	5,329	4,454
Total current liabilities	34,674	38,641

Other Liabilities
Deferred income taxes and regulatory tax liability	9,359	9,717
Deferred credits	9,099	9,202
Total other liabilities	18,458	18,919
Total	$ 136,942	$ 139,989
See notes to condensed consolidated financial statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2002	2001	2002	2001
Electric	$ 9,853	$ 9,464	$ 19,635	$ 19,376
Natural gas	9,207	10,946	20,914	29,766
Propane gas	1,647	1,275	3,875	3,022
Water	861	812	1,515	1,432
Total revenues	21,568	22,497	45,939	53,596

Cost of fuel and taxes based on revenues	12,452	14,634	26,566	36,563

Gross Profit	9,116	7,863	19,373	17,033

Operating Expenses
Operations	5,070	4,580	9,984	8,792
Depreciation	1,313	1,132	2,654	2,405
Taxes other than income taxes	670	607	1,364	1,269
Income taxes	302	226	1,089	1,011
Total operating expenses	7,355	6,545	15,091	13,477

Operating Income	1,761	1,318	4,282	3,556
Interest charges and Other
Merchandise and service revenue	(627)	(541)	(1,435)	(1,231)
Merchandise and service expenses	616	559	1,302	1,152
Gain from sale of property [1]	-	-	(85)	-
Interest expense	1,109	863	2,185	1,716
Other (income) deductions	(107)	(71)	(180)	(170)
Income taxes - other	76	28	227	106
Total interest charges and other	1,067	838	2,014	1,573

Net Income	694	480	2,268	1,983

Preferred Stock Dividends	7	7	14	14

Earnings for Common Stock	$ 687	$ 473	$ 2,254	$ 1,969

Earnings Per Common Share - Basic and Diluted	$ 0.18	$ 0.12	$ 0.58	$ 0.52

Dividend Per Common Share[2]	$ 0.14	$ 0.14	$ 0.28	$ 0.27

Average Shares Outstanding[2]	3,864,592	3,788,892	3,862,250	3,785,644

See notes to condensed consolidated financial statements.

[1] In March 2002, the Company sold real property for a gain.  The non-utility portion of the gain included in the year to date earnings after income taxes is $53and is equal to $0.01 per share.

[2] Average shares outstanding and dividends per common share have been restated to reflect the four-for-three stock split declared on June 14, 2002 and distributed on July 1, 2002.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Six Months Ended
	June 30,
	2002		2001
Net Cash Flow provided by Operating Activities	$ 4,274		$ 3,370
Cash Flows from Investing Activities
Construction expenditures	(7,897)		(6,719)
Reduction of restricted bond proceeds	4,851		-
Reduction of deposit held in escrow for dividend payment	541		-
Proceeds from sale of property	590		-
Other	374		303
Net cash used in investing activities	(1,541)		(6,416)
Cash Flows from Financing Activities
Net change in short-term borrowings	(4,864)		3,835
Dividends paid	(1,084)		(1,034)
Other	232		211
Net cash provided (used) by financing activities	(5,716)		3,012

Net change in cash	(2,983)		(34)

Cash at beginning of period	3,198		66

Cash at end of period	$ 215		$ 32

See notes to condensed consolidated financial statements.

The financial reports should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2001 Form 10-K

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

1.

In the opinion of the Company the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  The operating results for the period are not necessarily indicative of the results that may be expected for the full year.  For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.

The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends.  At June 30, 2002, under the most restrictive provision, approximately $4,100,000 of retained earnings were unrestricted.

3.

Segment information is summarized as follows (in thousands):

Summary of Revenues and Operating Income before Income Taxes:
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Electric	$ 9,853	$ 9,464	$ 19,635	$ 19,376
Natural Gas	9,207	10,946	20,914	29,766
Propane Gas	1,647	1,275	3,875	3,022
Water	861	812	1,515	1,432
Total Revenues	$ 21,568	$ 22,497	$ 45,939	$ 53,596

Operating Income before Income Taxes
Electric	$ 739	$ 612	$ 1,522	$ 1,474
Natural Gas	895	592	2,878	2,371
Propane Gas	97	88	493	326
Water	332	252	478	396
Total Operating Income before Income Taxes	$ 2,063	$ 1,544	$ 5,371	$ 4,567

Total assets have not changed materially from December 31, 2001.

4.

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Financial Accounting Standards No. (FAS) 142, "Goodwill and Other Intangible Assets." Under this statement, the amortization of goodwill is no longer permitted and intangible assets with an indefinite life will not be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired.  The reporting units have been determined to be propane gas and natural gas for the purposes of impairment testing.

Intangible assets associated with our recent acquisitions have been  identified and are shown as a separate line item on the balance sheet.  Amounts as of December 31, 2001 have been reclassified to conform to this presentation.  The intangibles subject to amortization over a five-year period are non-compete agreements totaling $35,000.  The remaining intangibles identified are customer distribution rights for $1,900,000 and customer relationships for $900,000, both of which have indefinite lives and are not subject to amortization.

All goodwill relates to the recent gas acquisitions and accordingly, there is no amortization of goodwill reported in the accompanied financial statements. The test for goodwill impairment was performed for the reporting units during the second quarter of 2002. The test results show there is currently no impairment in either reporting unit.

5.

Financial Accounting Standard No. 143

In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, “Accounting for Asset Retirement Obligations.” The statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.  The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life.  FAS 143 is effective for fiscal years beginning after June 15, 2002.  The ultimate effect on operating results is unknown, however, management believes that the effect on operating results will be immaterial and believes that the impact on the regulated portion of the business, if any, would be an allowable item for recovery in the Company’s rates.

6.

Financial Accounting Standard No. 146

In July 2002, the FASB issued FAS 146, “Accounting for Cost Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Management is in the process of evaluating the impact of implementing FAS 146 and is unable to estimate the effect, if any, on the Company’s financial statements. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

7.

Mergers and Acquisitions.

In October 2001, the Company acquired Z-Gas Company, Inc., a propane gas service distribution company, in a stock for stock transaction valued at approximately $600,000. The merger added about 1,000 customers to the propane operation in the Northeast Florida Division.

In December 2001, the Company acquired certain net assets of Atlantic Utilities, the Florida operation of Southern Union Company in a cash transaction valued at approximately $10,000,000. Atlantic Utilities served about 4,400 natural gas customers in New Smyrna Beach and about 1,900 propane customers in central and south Florida.

The excess of the consideration paid over the estimated fair value, or the depreciated original cost for regulated entities, of net assets including intangibles acquired in both the Atlantic Utilities and Z-Gas acquisitions was approximately $3,100,000.  This was recorded as goodwill and according to FAS 142 is not being amortized.  The natural gas portion of this amount is approximately $1,500,000.

8.

Gain on Sale of Property

The Company sold property held in Delray Beach, in our South Florida division, for a gain of approximately $529,000.  This property was primarily regulated property and accordingly the majority of the gain has been deferred awaiting Florida Public Service Commission (FPSC) approval on the disposition of that gain. We are requesting approval by the FPSC to allow us to amortize the gain with an offset to depreciation expense over five years beginning April 2002. The non-regulated portion of the gain has been recognized in the first quarter of 2002 and amounts to $53,000, net of income taxes.  Excluding the property gain in the first quarter, earnings per share for the year to date June 30, 2002, would be $.57 per share.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors could cause actual results to differ materially from those projected in these forward-looking statements.

Financial Condition.

The Company has a $20,000,000 line of credit with its primary bank of which at June 30, 2002, $6,934,000 is available and a $2,500,000 line of credit with a secondary bank that is fully borrowed.  The primary line and note provide for interest at LIBOR plus fifty basis points and the line of credit at the second bank is at LIBOR plus thirty basis points.  The Company has reserved $1,000,000 of the line of credit as a contingency for major storm repairs in the Northwest Florida electric division as required by the FPSC.

The Company issued $14,000,000 of Palm Beach County municipal bonds (Industrial Development Revenue Bonds) on November 14, 2001 to finance development in the area.  The bond proceeds are restricted and held in trust until construction expenditures in the county are actually incurred by the Company. Funds are drawn after each month’s construction expenditures through 2003. At June 30, 2002 the restricted funds held by the trustee and available for future draws were $3,157,000. Approximately $4,851,000 was drawn from the restricted investment and used during 2002, which reduced the amount of net cash used from investing activities.

On July 1, 2002 a four-for-three stock split was issued to the record holders of June 14, 2002.   All common share information has been restated to reflect the stock split.

Approximately $1,200,000 in additional construction was spent in 2002 primarily due to the Lake Worth generation project.  Proceeds received from the sale of property amounted to a $590,000 source of cash during 2002.  Short-term borrowings were paid down in 2002 from the additional sources of cash.

The Company does not use off-balance sheet financing, have minority interests in businesses, engage in energy trading activities, nor does it make loans or guarantee loans to executives or directors.  All debt of the business is reflected on the balance sheet.

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

Results of Operations.

In the following discussion, all comparisons are with the corresponding items in the same period in the prior year.

Summary of Gross Profit:	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2002	2001	2002	2001

Electric	$ 2,784	$ 2,709	$ 5,508	$ 5,454
Natural Gas	4,440	3,649	9,974	8,560
Propane Gas	1,068	726	2,442	1,647
Water	824	779	1,449	1,372
Total Gross Profit	$ 9,116	$ 7,863	$ 19,373	$ 17,033

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

Three Months Ended June 30, 2002 Compared

with Three Months Ended June 30, 2001

Gross Profit

Natural Gas Service.

Natural gas service gross profit increased $791,000 or 22%.  The gross profit increased primarily due to recent acquisitions and from a construction contract with a generation facility that added over $300,000.   The Company began billing the generation facility in February 2002 and expects that revenue will increase approximately $1,113,000 in 2002, $1,184,000 in 2003, and $1,159,000 in 2004, decreasing yearly thereafter as construction costs of the facility are depreciated.  Because the project does not involve purchasing gas, the gross profit and revenue increase by approximately the same amounts.  Overall usage increased around 4% due to the acquisitions and normal growth.

Propane Gas Service.

Propane gas gross profit increased $342,000 or 47% primarily due to the recent acquisitions of Z-Gas Corporation and Atlantic Utilities. This also assisted in increasing overall gas usage by 48%, with the usage per customer remaining fairly consistent.

Electric Service.

Electric service gross profit increased $75,000 or 3% due primarily to increased residential usage.

Water Service.

The water segment increased gross profit by $45,000 or 6%.  This was due primarily from the rate increase on May 17, 2001 that added $225,000 in annual gross profit.  This was offset by a lower usage per customer during the quarter.

Operating Expenses (excluding income taxes)

Expenses increased $734,000 or 12%. Payroll charged to operating expenses increased $227,000 primarily due to the acquisitions and associated additional employees.  General and administrative expenses were up over $180,000, excluding payroll. This was primarily due to increased workmen’s compensation of $41,000, increased pension expense of $82,000, and an increase in medical self-insurance expense of $50,000. Customer administration expenses, excluding payroll, increased mainly due to approximately $44,000 of higher bad debt expense.  The Company has increased collection efforts to bring the bad debt expense back down by focusing on collections and the adequacy of deposits. Other contributing factors to the increase included higher depreciation expense of $181,000, or 16%, primarily attributable to the assets acquired in our recent acquisitions of Atlantic Utilities and Z Gas, and increases in taxes other than income taxes of $63,000.  These consisted primarily of payroll taxes associated with the increased payroll expenses and property tax associated with the recent acquisitions. Maintenance expense, excluding payroll, decreased $125,000 primarily due to the prior year having additional expenses for tree trimming, substation work, transmission line access work, and overhead line balancing.  These were periodic items above the normal annual maintenance.

Interest Charges and Other

Merchandise and service revenue and expenses have both increased primarily due to the gas division's conservation program contributing to the sales increase by offering rebates to customers on merchandise purchases. The net increase to interest charges was $246,000. Interest charges on long-term debt increased approximately $428,000 due to two additional bonds issued totaling $29,000,000 in September and November of 2001.  The bonds were primarily used to finance acquisitions, fund a major Lake Worth Generation construction project and to reduce our short-term debt.  The offsetting decrease to short-term debt interest charges was approximately $151,000.

Six Months Ended June 30, 2002 Compared

with Six Months Ended June 30, 2001

Gross Profit

Natural Gas Service.

Natural gas service gross profit increased $1,414,000 or 17%.  The gross profit increased primarily due to recent acquisitions and a construction contract with a generation facility adding over $500,000.   The Company began billing the generation facility in February 2002 and expects that revenue will increase approximately $1,113,000 in 2002, $1,184,000 in 2003, and $1,159,000 in 2004, decreasing yearly thereafter as construction costs of the facility are depreciated.  Because the project does not involve purchasing gas, the gross profit and revenue increase by approximately the same amounts.  The additional gross profits from the acquisition and generation facility were partially offset with decreases in sales per customer due to warmer weather.  Overall customers increased around 13% due to the acquisitions and normal growth.

Propane Gas Service.

Propane gas gross profit increased $795,000 or 48% primarily due to the recent acquisitions of Z-Gas Corporation and Atlantic Utilities that increased overall gas usage.  Customers increased by 39% due to the acquisitions and normal growth, as usage per customer was relatively flat due to warm weather.

Electric Service.

Electric service gross profit increased $54,000 or 1%.  Customer growth was up 2% while the usage per customer slightly increased.

Water Service.

The water segment increased gross profit by $77,000 or 6%.  This was due primarily from the rate increase on May 17, 2001 that added $225,000 in annual gross profit.  This was offset by a lower usage per customer during the year.

{MI670281;1}

Operating Expenses (excluding income taxes)

Expenses increased $1,536,000 or 12%.  Payroll charged to operating expenses increased $636,000 primarily due to the acquisitions and associated additional employees.  Also, general and administrative expenses were up over $400,000, excluding payroll.  This was primarily due to increased workmen’s compensation of $127,000 and increased pension expense of $165,000, and an increase in medical self-insurance expense of $50,000.  The workman’s compensation expense included a $45,000 one time expense relating to an individual claim.  Customer Administration expenses, excluding payroll, increased mainly due to approximately $80,000 of higher bad debt expense.  The Company has increased collection efforts to bring the bad debt expense back down by focusing on collections and the adequacy of deposits.

Other contributing factors to the increase included higher depreciation expense of $249,000, primarily attributable to the assets acquired in our recent acquisitions of Atlantic Utilities and    Z-Gas, and increases in taxes other than income taxes of $95,000.  These consisted primarily of payroll taxes associated with the increased payroll expenses and property tax associated with the recent acquisitions.  Maintenance expense, excluding payroll, decreased $203,000 primarily due to the prior year having additional expenses for tree trimming, substation work, transmission line access work, and overhead line balancing.  These were periodic items above the normal annual maintenance.

Interest Charges and Other

Merchandise and service revenue and expenses have both increased primarily due to the gas division's conservation program contributing to the sales increase by offering rebates to customers on merchandise purchases.  Gain on the Sale of Property was $85,000 in 2002.  This was the non-regulated portion of the gain from the sale of property in our South Florida Division.  (See the notes to financial statements “gain on sale of property” for additional information).  The net increase to interest charges was $469,000. Interest charges on long-term debt increased approximately $843,000 due to two additional bonds issued totaling $29,000,000 in September and November of 2001.  The bonds were primarily used to finance acquisitions, fund a major Lake Worth Generation construction project and to reduce our short-term debt.  The offsetting decrease to short-term debt interest charges was approximately $352,000.

Item 3.

   Quantitative and Qualitative Disclosures About Market Risk

All financial instruments held by the Company were entered into for purposes other than for trading.  The Company has market risk exposure only from the potential loss in fair value resulting from reasonably possible changes in interest rates.  The Company has no exposure relating to commodity prices because the Company, under its regulatory jurisdictions, is fully compensated for the actual costs of commodities (primarily natural gas and electricity) and also passes through fluctuations in propane costs to customers. The Company has no exposure to equity risk as it does not hold any equity instruments. The Company’s exposure to interest rate risk is limited to investments held in escrow for environmental costs, investments from restricted bond proceeds, and long-term debt.  The investments held in escrow for environmental costs have maturities from 2001 to 2004.  We expect to hold these securities until maturity.  The restricted funds will be used during the next two years. Therefore, the Company does not believe it has material market risk exposure related to these instruments. The cost of long-term debt is included as a recovered cost in revenue for the regulated operations and as such the Company is reimbursed for interest costs. Therefore, disclosure of the change in fair value due to reasonably possible near term changes in interest rates is not meaningful.

{MI670281;1}

PART II.

OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders.

(a)

An annual meeting was held May 14, 2002

(b)

Elected:

Paul L. Maddock, Jr.

Other directors with continued terms:

Ellen Terry Benoit

John T. English

R. C. Hitchins

Rudy E. Schupp

(c)

Voted on director Paul L. Maddock, Jr. (prior to stock split).:

For: 2,320,615

Against: 2

Withheld: 191,181

(d)

Not required

Item 6.  Exhibits and reports on Form 8-K

(a)

Exhibits:

3(i)

-

Articles of Incorporation (as amended)

3(ii)

-

By-Laws (as amended)

4(a)*

-

Indenture of Mortgage and Deed of Trust of the Company dated as of September 1, 1942 (Exhibit 7-A to Registration No. 2-6087 is hereby incorporated by reference).

 4(b)*

-

Fourteenth Supplemental Indenture dated September 1, 2001.

 4(c)*

-

Fifteenth Supplemental Indenture dated November 1, 2001.

10(a)*

-

Credit Agreement between Florida Public Utilities Company and Bank of America dated September 17,2001.

10(b)*

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

99(1)

-

Certification of Chief Financial Officer (CFO) regarding truthfulness of SEC filing

99(2)

-

Certification of Chief Executive Officer (CEO) regarding truthfulness of SEC filing

* Incorporated by reference from exhibits of the 2001 annual report

(b)

Reports on Form 8-K:

There were no reports on Form 8-K filed for the quarter ending June 30, 2002.

{MI670281;1}

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY

(Registrant)

By  /s/ George M Bachman

George M Bachman

Chief Financial Officer

AND

By  /s/ John T English

John T English

Chief Executive Officer

Certifications pursuant to 18 U.S.C. section 1350, as adopted pursuant to SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, are attached in exhibits 99(1) and 99(2).

August 13, 2002

{MI670281;1}

Exhibit 3(i)

CERTIFICATE OF RE-INCORPORATION

OF

FLORIDA PUBLIC UTILITIES COMPANY

(as amended)

The undersigned, FLORIDA PUBLIC UTILITIES COMPANY, a corporation duly incorporated by letters patent issued by the State of Florida on the 6th day of March, 1924, and recorded in the office of the Clerk of the Circuit Court of Palm Beach County, Florida, on the 18th day of July, 1924, and in Book 5 of Corporations, on Page 532, and by letters patent changing the name of the corporation, issued on the 24th day of October 1927, and recorded in the office of the Clerk of the Circuit Court of Palm Beach County, Florida, on October 28, 1927, in Book 14 of Corporations, on Page 303, and existing under the laws of said state on July 15, 1925, by its President and Secretary, does hereby make, subscribe, acknowledge, and file this certificate for the purpose of re-incorporation under Chapter 10098 of the Laws of Florida, 1925, under the name of FLORIDA PUBLIC UTILITIES COMPANY, as follows:

1.

Name

The name of this corporation is FLORIDA PUBLIC UTILITIES COMPANY.

2.

Nature of Business

The general nature of the business or businesses to be transacted is

(1)

To manufacture, or in any manner acquire, produce, distribute and sell artificial gas for light, heat and power and other purposes, and also to buy, refine, treat, convert, sell and deal in its products, by-products and residual products; to mine for, drill for, produce, buy and in any manner acquire, and to sell and distribute natural gas for light, heat and power and other purposes, and also to buy, refine, treat, convert, sell and deal in its products, by-products and residual products; to construct and purchase or in any manner acquire, to maintain and operate, and to sell, mortgage or in any manner dispose of plants and works for the manufacture, distribution, utilization and transmission of artificial and natural gas and their products, by-products and residual products.

(2)

To construct, lay, purchase or in any manner acquire and to maintain, and operate, and to sell, encumber or in any manner dispose of pipe lines and gas mains for the sale, distribution and transportation of natural and artificial gas for light, heat, power and other purposes, in, along, over, through or under any streets, alleys, roads, highways, or other public places, and in, over, through or under any private or public property (subject,  however, to the consent of governmental or municipal authorities where the same may be required by law).

(3)

To lease, buy, or otherwise acquire, to hold and operate, and to sell, lease, encumber, or otherwise dispose of gas and petroleum lands and leases, and rights to explore for and remove natural gas and petroleum, and to take contracts for the drilling of oil and gas wells, and to carry out and execute the same, and to purchase or otherwise acquire, sell and distribute natural gas and petroleum for all purposes.

(4)

To manufacture, generate, produce, buy, supply and sell to the public, accumulate, store, transmit, utilize, furnish and distribute electrical energy produced by water and/or steam as a motive force, for light, heat, power and other purposes.

(5)

To construct, manufacture, buy, sell, mortgage, lease, let and operate power plants, generating stations and any and all machinery and appliances for the manufacture, generation, production, storage, accumulation, transmission, distribution, and use of electrical energy, and any and all manner of electrical machinery, apparatus and supplies of any nature and kind whatsoever.

(6)

To construct, buy, acquire, own, operate, sell, mortgage, and lease hydro-electric power plants, together with everything whatsoever pertaining thereto; to purchase, acquire, hold, lease, encumber, control and to sell, mortgage, lease and dispose of water, water rights, water power privileges and flowage rights for use in connection with such power plants and the generation and distribution of electrical energy for light, heat and power and other purposes.

(7)

To carry on a general business of electricians, mechanical engineers and suppliers of electricity for the purpose of light, heat and power or otherwise, and to install, erect and maintain and operate, sell or lease wires, cables and fixtures, both interior and exterior for the transmission and use of electrical energy and to manufacture and deal in all apparatus and things required for or capable of being used in connection with the generation, distribution, supply, accumulations, consumption and employment of electricity.

(8)

To buy, sell, mortgage, operate and lease pole lines, erect poles, string wires thereon and on poles of individuals and corporations, on any and all streets, avenues, highways and roads of counties, cities, towns and/or other municipal subdivisions and over and along all canals and other waterways, and over and across bridges and through tunnels and over and across all lands belonging to or controlled by individuals, corporations, municipalities, counties, cities, towns and/or other municipal subdivisions, states, the national government or any governmental subdivision of the national government (subject, however, to the consent of governmental or municipal authorities where the same may be required by law), and to use the same both as through lines and for local delivery for the transmission and distribution of electrical energy and to sell and lease to other individuals or corporations the right to place electric wires on or attach electric wires to any or all poles so erected, owned or leased.

(9)

To build and construct, purchase and use for any of other purposes stated above, underground subways and conduits in such streets, avenues, highways, roads and under such canals, and other waterways, and through any tunnels and under any public or private lands, and place electric wires and conductors therein, and to buy and lease from and sell and let to any individual or corporation the right to place and use as aforesaid electric wires or conductors in any such subways (subject, however, to the consent of governmental or municipal authorities where the same may be required by law).

(10)

To manufacture, buy, sell, rent and deal in stoves, engines, motors, lamps and all other devices, apparatus, appliances and equipment operated by or in connection with or calculated, directly or indirectly, to promote the consumption or use of electrical energy, natural or of artificial gas or petroleum, or any of their products or by-products.

(11)

To mine for, produce, buy and in any manner acquire, refine, sell and distribute, petroleum, petroleum products and by-products, and to acquire, own, maintain and operate works, distributing systems, pipe-lines, stations, stores and other facilities used or useful in connection with or incidental to the distribution, sale, production, or otherwise using or dealing with any of the foregoing.

(12)

To acquire, sell, own, mortgage, lease, construct, maintain and operate water works, and to supply municipalities, corporations and individuals with water, water power and water service for domestic mechanical, manufacturing, business, public, fire protection and all other purposes, and to construct, erect, or in any manner acquire, to own, hold and operate, and to sell, exchange, lease, encumber, or in any manner dispose of bodies and streams of water, canals and aqueducts, works, dams, buildings, plants, pumping stations, reservoirs, machinery, equipment, fixtures, pipes, pipe-lines, hydrants, mains, apparatus, appliances, facilities, rights, privileges, franchises, and all such real and personal property, as may be necessary, useful or convenient to the business of procuring and furnishing water, water power and water service, and to use in any manner not in conflict with the laws of Florida any and all streams, springs and other bodies of water located in such State as the source or sources from which it will derive its water supply; to manufacture, buy, sell, lease and deal in fixtures, equipment and appliances capable of being employed in connection with the supply and use of water, and water power; to acquire, carry on, exploit and deal with and in plants, works, dams, buildings, pumping stations, lands, property, franchises, equipment, fixtures, pipes, power houses, good will and business of water companies of persons or municipalities engaged in the business of furnishing to municipalities, corporations and/or individuals, water, water power and water service; and to carry on any business incidental thereto.

(13)

To purchase, appropriate, acquire, hold, lease, encumber, control, and to sell, mortgage, lease and dispose of water, water right sand privileges, and power privileges and appropriations for industrial and domestic power and other uses or purposes of every kind.

(14)

To manufacture, or in any manner to produce, and to own, hold, buy, sell or otherwise acquire or dispose of ice, whether natural or artificial; to conduct and carry on the business of storage, cold storage, refrigeration, freezing and ice-making; to construct, acquire, own, hold, operate and dispose of, and generally deal in and with refrigerating plants, refrigerating systems, ice machines, ice-making machines, cold storage plants, warehouses, refrigerator cars and refrigerating processes, apparatus, household refrigerators, equipment and devices of all kinds; to acquire, construct, own, maintain, lease, sell, operate and dispose of pipe-lines and facilities for the distribution of refrigeration and to engage in the business of furnishing all kinds of refrigeration and cold storage service; and to manufacture, buy, sell  and deal in machinery, supplies, materials and articles of all kinds used or useful in connection with the refrigerating business, or incident thereto.

(15)

To manufacture, buy, sell, distribute and generally deal in and with ice cream, ices and all kinds of chilled or cooled confections and products and all refrigerated products and commodities of every kind and character; and to acquire, own, use, maintain and operate ice cream plants and other plants, works and facilities for the manufacture, production, use, sale or distribution of any of the foregoing, and all kinds of equipment, appliances and containers used or useful in connection therewith, and also all kinds of products, supplies, materials and commodities used or useful for refrigerating, cooling, chilling, preserving or purifying.

(16)

To manufacture, produce, in any manner or from any materials, buy, sell, lease, dispose of, furnish and distribute heat to persons, firms, corporations, municipalities and others and to construct, buy, acquire, operate, maintain, enlarge, sell, mortgage or otherwise dispose of heating plants, distribution systems, pipe lines, and all kinds of property, real or personal, necessary or convenient for the operation and maintenance thereof; to manufacture, buy or otherwise acquire and to sell, furnish or otherwise dispose of all kinds of devices, articles, apparatus, equipment and property useful or convenient in connection with the production, distribution, consumption, use, and employment of heat.

(17)

To construct, manufacture, buy, sell, install, lease or otherwise dispose of and deal in and trade in works, machinery, appliances, instruments, fixtures, devices, supplies, materials and articles of every nature and description used or capable of being used in the manufacture, production, generation, accumulation, transmission, distribution, control, measurement or other application or use in any manner whatsoever of electricity, natural or artificial gas, water, oil, ice, coal, refrigeration, heat, and any power now known or which may hereafter be discovered or invented.

(18)

To manufacture, buy, sell, lease and otherwise acquire and dispose of, and generally trade and deal, as principal agent, factor, on commission or otherwise, in metals of all kinds, iron, steel, manganese, coal, coke, copper, lumber and other materials, and any articles consisting or partly consisting thereof, and all of any products thereof, and in metal, electrical, mechanical and mercantile devices, specialities, machines, appliances, utilities, implements, castings, parts, tools, fixtures, hardware, instruments and apparatus of every kind and nature, and any other articles of commerce ordinarily made in a thoroughly equipped machine shop, factory, laboratory or foundry.

(19)

To manufacture, acquire, buy, hold, sell and dispose of in any lawful manner, and generally deal in and with goods, wares, merchandise, property and commodities of any and every class and description, and all articles used or useful in connection therewith, in so far as may be permitted by the laws of Florida; to engage in any business, whether manufacturing or otherwise, which this corporation may deem advantageous or useful in connection with any or all of the foregoing; and to purchase, acquire, manufacture, prepare for market, sell, and otherwise acquire, hold, and dispose of any article or thing which this corporation may use in connection with its business, or which may be employed in utilizing the products sold or the services rendered by this corporation or by any other corporation, firm, association or individual in whose securities or obligations this corporation is interested either as holder, guarantor, or otherwise, or which will foster the sale or use of such products or service.

(20)

To obtain the grant of, condemn by eminent domain proceedings or otherwise, appropriate, purchase, lease or otherwise acquire any franchises, easements, concessions, rights, options, patents, licenses, powers, authorities, privileges, lands, rights of way, sites, properties, undertakings or businesses, or any right, option or contract in relation thereto, and to perform, carry out and fulfill the terms and conditions thereof, and to carry the same into effect, and to develop, maintain, lease, sell, transfer, dispose of and otherwise deal with the same, subject, however, to the provisions of the laws of the State of Florida, and the consent of any governmental authority, federal, state, municipal or local that may be required by law.

(21)

To purchase at a discount or otherwise acquire by exchange of its own stock, bonds, debentures or other securities or otherwise, take, subscribe for, contract to purchase, own,  hold, sell, assign, transfer, mortgage, hypothecate, pledge, contract to sell or otherwise dispose of bonds, debentures, shares of stock, securities, scrip, mortgages, real estate certificates, obligations, contracts, and notes issued or created by other corporations, associations, societies or companies, whether public, private or municipal, or any corporate body; to exercise and enjoy to the same full extent as natural persons could do all rights and privileges accruing to or vesting in the holder or owners of the said property and choses in action aforesaid and to do everything needful, convenient, desirable, or considered proper, for the protection, improvement, betterment or enhancement of the value of said property or choses in action or any class thereof and in any manner to aid or cooperate with such corporations, associations, societies or companies or with the bondholders or stockholders thereof as circumstances may require and as may be necessary, convenient or proper and as may be permitted by law.

(22)

In furtherance of and for the accomplishment or its objects and purposes, to guarantee the payment of dividends on any share of the capital stock of any corporation, joint stock company or associations in which this corporation has or may at any time have an interest, to endorse or otherwise guarantee the payment of the principal of, or interest on, any scrip, bonds, coupons, mortgages, debentures or other securities issued or created by any corporation, joint stock company or association, including so-called Massachusetts Trusts, in which this corporation has an interest, or whose shares or securities it owns, to become surety for and to guarantee the carrying out or the performance of any and all contracts of every kind or character of any corporation, joint stock company or associations in which this corporation has an interest, or whose shares or securities it owns, and to do any and all lawful things designed to protect, preserve, improve, or enhance the value of any such shares, scrip, voting trust certificates, bonds coupons, mortgages, debentures, securities or other evidences of indebtedness of any corporation, joint stock company or association in which this corporation has an interest or whose shares or securities it may own.

(23)

To construct, acquire, extend, improve, equip, finance, maintain, manage and/or operate, for itself or for others, any corporation or association and/or any property or properties of any kind and/or to advise, aid and/or assist therein and for any of said purposes to furnish the services and advice of engineers, appraisers, supervisors, technical experts, technical advisers, auditors, executives and other assistants in any of such matters; and to aid in any manner the issuer of any stocks, bonds, debentures, evidences of indebtedness, obligations, warrants or securities of any kind at any time held by this corporation, and to do any and all lawful acts or things designed to protect, preserve, enhance or improve the value of any securities held by this corporation, and to use the funds, assets and/or credit of this corporation for any of said purposes.

(24)

To borrow money; to draw, make, accept, endorse, transfer, assign, execute, and issue bonds, debentures, promissory notes, and other evidences of indebtedness, and for the purpose of securing any of its obligations or contracts to convey, transfer, assign, deliver, mortgage and/or pledge all or any part of the property or assets at any time owned or held or thereafter acquired by this corporation, as may be permitted by law.

(25)

To enter into and make, and perform and carry out contracts of any kind and description made for any lawful purposes, without limit as to amount, with any person, firm, association or corporation, either public or private, or with any territory or government or agency thereof; to acquire, and to take over as a going concern and thereafter to carry on, operate, sell or dispose of the business of any person, firm or corporation engaged in any business which this corporation is authorized to carry on, and in connection therewith, to acquire the good will and all or any of the assets and to assume or otherwise provide for all or any of the liabilities of any such business.

(26)

To organize, incorporate, and reorganize subsidiary corporations and joint stock companies and associations for any purpose permitted by law.

(27)

To apply for, obtain, register, purchase, lease, or otherwise acquire any concessions, rights, options, patents, privileges, patent rights and privileges, inventions and improvements and processes, copyrights, trade-marks and trade names, or any right, option or contract in relation thereto, and to perform, carry out and fulfill the terms and conditions thereof, and to develop, maintain, lease, sell, transfer, dispose of, and otherwise deal with the same.

(28)

To do all and everything necessary, suitable and proper for the accomplishment of any of the purposes or the attainment of any of the objects or the furtherance of any of the powers hereinbefore set forth, either alone or in association with other corporations, firms or individuals, and to do every other act or acts, thing or things, incident or appurtenant to or growing out of or connected with the aforesaid business or powers or any part or parts thereof, provided the same be not inconsistent with the laws of the State of Florida.

(29)

To acquire (by purchase, exchange, lease, hire, or otherwise), own, h old, develop, operate, lease, sell, assign, transfer, exchange, mortgage, pledge or otherwise dispose of, or turn to account, and convey, real and personal property of every kind and nature, and rights or privileges therein, in the State of Florida, and in any or all other States,  Territories, Districts, Colonies, and Dependencies of the United States of America and in any or all foreign countries.

1.

Capital Stock

The maximum number of authorized shares of capital stock of the Corporation is 6,043,500 divided into 11,000 shares of Cumulative Preferred Stock (hereinafter called "Preferred Stock") with a par value of $100 per share, 32,500 shares of Preference Stock with the par value of $20 per share (hereinafter called "Preference Stock") and 6,000,000 shares of Common Stock with the par value of $1.50 per share.

"DIVISION A - THE PREFERRED STOCK"

(1)

Issue in Series.  The shares of Preferred Stock may be divided and issued from time to time in one or more series, as hereinafter provided in this Division.  Each such series shall be designated so as to distinguish the shares thereof from the shares of all other series, but all shares of Preferred Stock irrespective of series shall be of equal rank and all shares of any particular series shall be identical except as to the date or dates from which dividends thereon shall be cumulative as provided in Paragraph 2.  The authorized but unissued shares of Preferred Stock may be divided by number from time to time into and issued in designated series, and such shares of series of Preferred Stock so designated shall provide for dividends at such rates, on such conditions and payable at such times, and shall be subject to redemption at such price or prices and such time or times, as shall be provided herein, or in any amendment to this Certificate of Re-Incorporation, or in the resolution or resolutions providing for the issuance of such shares adopted by the Board of Directors.  Any amendment to this Certificate of Re-Incorporation or resolution or resolutions of the Board of Directors of this Corporation establishing a series and fixing the terms thereof shall (a) designate the series to which such Preferred Stock shall belong and fix the number of shares thereof, (b) fix the dividend rate therefor and fix the date from which dividends on the shares of such series initially issued shall be cumulative, (c) state whether or not such series shall be redeemable and at what times and under what conditions and the amount or amounts payable thereon in the event of redemption; and may, to the extent not inconsistent with the provisions of this Division, or applicable provisions of law (i) limit the number of shares of such series which may be issued, (ii) provide for a sinking fund for the purchase or redemption, or a purchase fund for the purchase, of shares of such series and the terms and provisions governing the operation of any such fund, (iii) impose conditions or restrictions upon the creation of indebtedness of the Corporation or upon the issue of additional Preferred Stock or other capital stock ranking equally therewith or prior thereto as to dividends or distribution of assets on liquidation, (iv) impose conditions or restrictions upon the payment of dividends upon, or the making of other distributions to, or the acquisition of, stock of any class ranking junior to the Preferred Stock, (v) grant to the holders of the Preferred Stock of such series the right to convert such stock into shares of stock of any class ranking junior to the Preferred Stock, and (vi) grant such other special rights to, or impose other conditions or restrictions upon, the holders of shares of such series as the Board of Directors may determine.  The term "fixed for such series" and similar terms shall mean those stated and expressed in this Division or in any amendment to this Certificate of Re-Incorporation or in a resolution or resolutions adopted by the Board of Directors providing for the issue of Preferred Stock of the series referred to.

(2)

Dividends.  Out of the assets of the corporation available for dividends, the holders of each series of the Preferred Stock shall be entitled to receive, if and when declared payable by the Board of Directors, dividends in lawful money of the United States of America at the rate per share per annum fixed for each series and no more, payable quarterly on January 1, April 1, July 1 and October 1 of each year, before any dividends shall be paid upon or set apart for stock of any class ranking junior to the Preferred Stock.  Dividends on all shares of Preferred Stock of any series initially issued shall commence to accrue and be cumulative from the date fixed for such series at the time of the initial establishment or designation thereof and on any additional shares of the same series from the first day of the quarterly dividend period in which such additional shares shall be issued, unless such additional shares shall be issued subsequent to a dividend record date and prior to the next quarterly  payment date, in which event dividends shall commence to accrue and be cumulative from such next quarterly payment date.

Each share of Preferred Stock shall rank on parity with each other share of Preferred Stock, irrespective of series, with respect to preferential dividends at the respective rates fixed for such series and no dividends shall be paid or declared and set apart for payment, on the Preferred Stock of any series, unless at the same time a dividend in like proportion, ratably, to the accrued dividends on the Preferred Stock of each other series outstanding shall be paid or declared and set apart for payment on each other series of Preferred Stock then outstanding.  No dividends shall be declared or paid upon or set apart for the shares of stock of any class ranking junior to the Preferred Stock, nor any sums applied to the purchase, redemption or other retirement of stock of any class ranking junior to the Preferred Stock, unless full dividends on all shares of all series of Preferred Stock outstanding for all past quarterly dividend periods shall have been paid or declared and set apart and the full dividend for the then current quarterly  dividend period shall have been or concurrently shall be paid or declared and set apart or if the Corporation shall be in default of the sinking or purchase fund obligation provided for any series of Preferred Stock.  The amount of any deficiency for past dividend periods may be paid or declared and set apart at any time without reference to any quarterly dividend payment date.  Unpaid accrued dividends on Preferred Stock shall not bear interest.

(3)

Preference on liquidation, etc.  In the event of any liquidation, dissolution, or winding up  of the corporation, or reduction or decrease of its capital stock resulting in a distribution of assets to the holders of stock of any class ranking junior to the Preferred Stock other than by way of dividends out of the net profits or out of surplus of the corporation, the holders of each series of Preferred Stock shall be entitled to receive, for each share thereof, the par value thereof plus, in case such liquidation, winding up, reduction or decrease shall have been voluntary, an amount per share equal to the difference between the par value thereof and the then applicable optional redemption price fixed for such series together in each case with all dividends accrued or in arrears thereon, before any distribution of the assets shall be made to the holders of stock of any class ranking junior to the Preferred Stock; but the holders of the Preferred Stock of such series shall be entitled to no further participation in such distribution.  If upon any such liquidation, dissolution, winding up, reduction or decrease, the assets distributable among the holders of the Preferred Stock shall be insufficient to permit the payment of the full preferential amounts aforesaid, then the entire assets of the corporation to be distributed shall be distributed among the holders of the shares of the respective series of Preferred Stock then outstanding, ratably in proportion to the full preferential amounts to which they are respectively entitled.  As used in this Article 3 the expression "dividends accrued or in arrears" means, in respect to each share of the Preferred Stock of any series that amount which shall be equal to simple interest upon the par value of such share at an annual rate equal to the percentage that the annual dividend rate fixed for such series is of such par value, and no more, from the date upon which dividends thereon become cumulative, to the date as of which the computation is to be made, less the aggregate amount (without interest thereon) of all dividends theretofore paid or declared and set aside for payment in respect thereof.  Shares of any series of Preferred Stock at any time owned by this corporation shall, for the purposes of this definition be deemed to have received in dividends an amount per share equal to that which, during the time such shares were so owned, was paid upon outstanding shares of such series of Preferred stock and, upon the reissue of any such shares, the shares so reissued shall have the same status with respect to any dividends accrued or in arrears and otherwise as shares of then outstanding Preferred Stock of the same series.  Neither the purchase or redemption of shares of Preferred Stock in any manner permitted by Paragraph 4 of this Division, nor the purchase, acquisition or other retirement by the corporation of shares of stock of any class ranking junior to the Preferred Stock if the requirements of Paragraph 1 of Division B of this Article 3 shall be complied with in connection therewith, shall be deemed to be a reduction or decrease of capital resulting in a distribution of assets to any of its stockholders within the meaning of this Paragraph 3, whether or not the shares so redeemed or purchased shall be retired.  A dividend or distribution of assets to any of its stockholders within the meaning of this Paragraph 3, whether or not the shares so redeemed or purchased shall be retired.  A dividend or distribution to stockholders from net profits or surplus earned after the date of a reduction of capital or the purchase or redemption of shares of any class of stock by the application of such net profits or surplus shall not be redeemed to be a distribution resulting from any such reduction.  For the purposes of this Paragraph 3, the voluntary sale, conveyance, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property or assets of the corporation shall be deemed a voluntary dissolution, liquidation or winding up to the corporation, but a consolidation or merger of the corporation with one or more corporations shall not be deemed to be a liquidation, dissolution or winding up of the corporation or a reduction or decrease of its capital stock resulting in a distribution of assets within the meaning of this Paragraph 3.

(4)

Redemption and Repurchase.  The corporation may, at its option expressed by vote of its Board of Directors, at any time or from time to time, redeem the whole or (except as hereinafter provided) any part of any series of Preferred Stock at the applicable redemption price per share fixed for such series plus any dividends at the time accrued or in arrears.  Notice of any proposed redemption of Preferred Stock shall be given by the corporation by mailing a copy of such notice, at least thirty (30) days prior to the date fixed for such redemption, to the holders of record of the shares of such series of Preferred Stock to be redeemed, at their respective addresses then appearing on the books of the corporation.  Any such redemption of Preferred Stock shall be in such amount, at such place and by such method, whether by lot or pro rata, as shall from time to time be determined by vote of the Board of Directors.  On and after the date specified in such notice, each holder of shares of Preferred stock called for redemption as aforesaid, upon presentation and surrender at the place designated in such notice of the certificates for such shares of Preferred Stock held by him, properly endorsed in blank for transfer or accompanied by proper instruments of assignments for transfer in blank (if required by the corporation) and bearing all necessary transfer stock tax stamps thereto affixed and canceled shall be entitled to receive therefor the redemption price thereof.  From and after the date fixed in any such notice as the date of redemption, unless default shall be made by the corporation in providing funds sufficient for such redemption at the time and place specified for the payment thereof pursuant to said notice, all dividends on the shares called for redemption shall cease to accrue; and from and after the date so fixed, unless default be made as aforesaid, or from and after the date of the earlier deposit by the corporation in trust, with a solvent bank or trust company doing business in the Borough of Manhattan, City and State of New York or Boston, Massachusetts, and having a combined capital and surplus of at least $1,000,000, of funds sufficient for such redemption (a statement of the intention so to deposit having been included in said notice), all rights of the holders of the shares so called for redemption as stockholders of the corporation, except only the right to receive when due the redemption funds to which they are entitled, shall cease and determine.  Any funds so deposited which shall remain unclaimed by the holders of such Preferred Stock at the end of six (6) years after the redemption date, together with any interest thereon that shall have been allowed by the bank or trust company with which the deposit shall have been made, shall be paid by it to the corporation.  The corporation may also from time to time repurchase shares of its Preferred Stock of any series at not exceeding the price at which the same may be redeemed,  plus dividends accrued or in arrears and the usual and customary brokerage commissions paid in connection with the purchase thereof.  Shares of Preferred Stock of any series redeemed or repurchased by this corporation and not retired may from time to time be reissued by it at such price or prices not less than (a) par plus dividends accrued or in arrears at the time of reissue if the cost thereof to the corporation exceeded par or (b) an amount equal to the cost thereof to the corporation plus dividends accrued or in arrears at the time of reissue, and upon such terms, as shall be determined by the Board of Directors.  If and so long as dividends on any shares of Preferred Stock of any series shall be in default, the corporation shall not redeem less than all of the Preferred Stock of all series then outstanding.

(5)

Restrictions on Certain Corporate Action.  So long as any shares of the Preferred Stock shall remain outstanding, each of the following described proceedings, matters and things shall require the written consent or the affirmative vote of the holders of at least two-thirds of the issued and outstanding shares of all series of Preferred Stock, voting separately as one class, such vote being taken at a meeting for the purpose:

(a)

The creation, authorization or issuance of any shares of any class of stock ranking prior to the Preferred Stock as to dividends or assets, or any class of security convertible into stock ranking prior to the Preferred Stock as to dividends or assets;

(b)

The reclassification of shares of stock of any class ranking junior to or on a parity with the Preferred Stock or having preferences junior in any respect to or on a parity with the preferences of the Preferred Stock into shares of stock of a class ranking prior to the Preferred Stock;

(c)

Any alteration, amendment or repeal of any of the provisions hereof relative to the rights, designations, privileges or voting powers of any of the Preferred Stock in any manner prejudicial to the holders thereof;

(d)

The reduction of the par value of or the amount of capital represented by the outstanding Preferred Stock, or the reduction of the aggregate capital represented by stock of the corporation ranking junior to the Preferred stock and surplus accounts of the corporation more than $50,000 below the aggregate amount payable upon involuntary liquidation of the issued Preferred Stock and of any class of stock ranking on a parity with or prior to the Preferred Stock to be outstanding immediately after such reduction, except in a case where a State or Federal regulatory body having jurisdiction shall have required or permitted the corporation to reduce the book value of its assets and, in connection therewith, the capital and capital surplus represented by stock of one or more classes ranking junior to the Preferred stock is to be reduced in an amount or amounts not exceeding in the aggregate the amount of such reduction in book value of assets, and provided that nothing herein contained shall require any such consent or vote of the holders of the Preferred Stock if the reduction of capital shall be in connection with the retirement of shares of any series of Preferred Stock purchased or redeemed in compliance with any sinking or purchase fund provision or in accordance with the provisions of this Division and shall not be in excess of the capital represented by the shares purchased or redeemed.

So long as any shares of any class of Preferred Stock shall remain outstanding, each of the following described proceedings, matters and things shall require either the written consent or the affirmative vote of the holders of a majority of the issued and outstanding shares of all series of Preferred stock, voting separately as one class, such vote being taken at a meeting called for the purpose:

(e)

The merger of the corporation into or consolidation of the corporation with any other corporation, or a sale of all or substantially all of the assets of the corporation, unless such merger, consolidation or sale, or the issuance or assumption of all securities to be issued or assumed in connection therewith, shall have been ordered or approved by any Federal or State regulatory authority having jurisdiction in the premises, but the provisions of this clause (e) shall not apply to an acquisition by the corporation of franchises or assets in any manner which does not involve a merger or consolidation;

(f)

The issuance of any unsecured notes, debentures or other securities representing unsecured indebtedness, other than indebtedness maturing not more than one year from the date of creation or assumption of any such unsecured securities, other than for the purpose of refunding outstanding unsecured debt securities theretofore issued or assumed or effecting the retirement, by redemption or otherwise, of outstanding shares of any series of Preferred Stock, or of a class of stock ranking prior thereto or on a parity therewith, if immediately or assumed and then outstanding, including the unsecured indebtedness then to be issued by excluding indebtedness maturing not more than one year from the date of creation, would exceed ten per cent (10%) of the aggregate of (i) the total principal amount of bonds or other securities representing secured indebtedness issued or assumed by the corporation as then to be stated on its books; provided, however, that any unsecured securities theretofore issued under any authorization of holders of Preferred Stock or any class of stock ranking on a parity therewith given pursuant hereto (and any securities issued to refund the same), shall not be considered in determining the amount of additional securities which may be issued or assumed within the aforesaid 10% limitation.

(g)

The issuance of any additional shares of any series of Preferred Stock, or any shares of any other class of stock ranking on a parity with the Preferred Stock as to dividends or assets or the reclassification of any shares of any class of stock ranking junior to the Preferred Stock or having preferences junior in any respect to preferences of the Preferred Stock into shares of stock of a class ranking on a parity with the Preferred Stock, unless (i) the net earnings of the corporation determined after provision for depreciation and all taxes and in accordance with sound accounting practice, available for the payment of dividends on shares of all series of Preferred Stock and on any shares of any class of stock ranking prior to or on a parity with the Preferred stock as to dividends or assets, for any twelve (12) consecutive calendar months within the fifteen (15) calendar months immediately preceding the month within which such additional shares are to be issued, have been at least two and one-half (22) times the dividend requirements for a twelve (12) months' period upon all shares of all series of Preferred Stock and all shares of any class of stock ranking prior to or on a parity with the Preferred Stock, as to dividends or assets to be outstanding immediately after the proposed issue of any such additional shares or after such reclassification, as the case may be, and (ii) the net earnings of the Company available for the payment of interest charges on the Company's indebtedness, determined after provision for depreciation and all taxes and in accordance with sound accounting practice, for any twelve (12) consecutive calendar months within the fifteen (15) calendar months immediately preceding the month within which such additional shares are to be issued have been at least one and one-half (12) times the aggregate for a twelve months' period of the interest charges on indebtedness of the Company and the dividend requirements upon all shares of all series of Preferred Stock and on all shares of any class of stock ranking prior to or on a parity with the Preferred Stock as to dividends or assets to be outstanding immediately after the proposed issue of any such additional shares or after such reclassification, as the case may be.  There shall be excluded from the foregoing computation interest charges on all indebtedness which is to be retired through the issue of such additional shares.  The net earnings of any property acquired by the corporation during the period for which earnings are computed or which is to be acquired in connection with the issuance of any such additional shares may be included on a pro forma basis in the foregoing computation.

(h)

The issuance of any additional shares of any series of Preferred Stock or any shares of any other class of stock ranking on a parity with the Preferred stock as to dividends or assets or the reclassification of any shares of any class of stock ranking junior to the Preferred Stock or having preferences junior in any respect to preferences of the Preferred Stock into shares of stock of a class of stock ranking on a parity with the Preferred Stock, unless the aggregate of the capital of the corporation represented by stock ranking than $50,000 below the amount payable upon involuntary dissolution to the holders of issued Preferred Stock as to dividends or assets to be outstanding immediately after the proposed issue of such additional shares or after such reclassification, excluding from the foregoing computation shares of stock which are to be retired in connection with the issue of any such additional shares, and no portion of the surplus of the corporation utilized to satisfy the foregoing requirement shall be available for dividends or other distribution upon or in respect of the Common Stock of the corporation until such number of additional shares are required;

The holders of the Preferred Stock of any series shall not have any right under the provisions hereinabove in this Paragraph 5 set forth to vote in respect of the creation, issuance or disposition of shares of any class of stock or any indebtedness of the corporation if, through the application of proceeds thereof or otherwise in connection with the issuance thereof, provision is to be made for the redemption of all of the Preferred Stock of such series at the time outstanding or if the certificate of amendment of the Certificate of Re-Incorporation in respect thereof provides that none of the shares of stock to be authorized thereby may be issued unless provision is made for the purchase, redemption or retirement of all the shares of such series of Preferred Stock.

(6)

Voting Rights:  The holders of the Preferred Stock of any series shall not be entitled to vote except as follows:

(a)

As provided in the preceding Paragraph 5, or

(b)

As may from time to time be mandatorily provided by the laws of Florida, or

(c)

Whenever and as often as dividends payable on the Preferred Stock of any series shall be accrued and unpaid in an amount equivalent to or exceeding six quarterly dividends, the holders of the Preferred Stock, voting separately and as one class for such purpose, shall be entitled to elect the smallest number of directors necessary to constitute a majority of the Board of Directors, and the holders of the Common Stock, voting separately and as a class, shall be entitled to elect the remaining directors of the corporation.

Whenever under the provisions of this clause (c), the right shall have accrued to the holders of the Preferred Stock to elect directors, the Board of Directors shall within ten days after delivery to the corporation at its principal office of a request to such effect signed by any holder of Preferred Stock entitled to vote, call a special meeting of the stockholders to be held within forty days from the delivery of such request for the purpose of electing directors; provided, however, that if the regular annual meeting of the corporation shall be scheduled to be held under its by-laws within sixty days after such right shall have accrued to the holders of Preferred Stock, such special meeting may be on the date so scheduled for such annual meeting.  At all meetings of stockholders held for the purpose of electing directors during such time as the holders of Stock shall have the special right, voting separately and as a class, to elect directors pursuant to this clause (c), the presence in person or by proxy of the holders of a majority of the Common Stock shall be required to constitute a quorum of such class for the election of directors, and the presence in person or by proxy of the holders of 33 1/__ of the Preferred Stock shall be required to constitute a quorum of such class for the election of directors; provided, however, that the absence of a quorum of the holders of stock of either such class shall not prevent the election at any meeting or adjournment thereof of directors by the other such class if the necessary quorum of the holders of stock of such class is present in person or by proxy at such meeting; and provided further that in the event such a quorum of the holders of Common Stock is present but such a quorum of the holders of Preferred Stock is not present then the election of the directors elected by the holders of the Common Stock shall not become effective and the directors so elected by the holders of the Common Stock shall not assume their offices and duties until the holders of the Preferred Stock, with such a quorum present, shall have elected the directors they shall be entitled to elect and provided further, however, that in the absence of a quorum of the holders of stock of either such class, a majority of those holders of the stock of such class who are present in person or by proxy shall have power to adjourn the election of the directors to be elected by such class from time to time without notice other than announcement at the meeting until the holders of the requisite number of shares of such class shall be present or by proxy, but such adjournment shall not be made to a date beyond the date for the mailing of notice of the next annual meeting of the corporation or special meeting in lieu thereof.

If and when all dividends accrued and unpaid on the Preferred Stock shall have been paid or declared and set apart for payment, the holders of the Preferred Stock shall at the next annual meeting of the corporation or special meeting in lieu thereof be divested of their rights in respect of the election of a majority of the directors provided in this clause (c), and the voting rights of holders of the Preferred Stock and Common Stock shall revert to the status existing prior to the first dividend payment date on which dividends were not paid in full, but subject always to the provisions for revesting rights in the holders of the Preferred Stock in the event specified in this clause (c) and to the extent herein set forth.

In case any vacancy shall occur among the directors elected by the holders of the Preferred Stock or among the directors elected by holders of the Common Stock during any period for which a majority of the members of the Board of Directors shall have been elected by the holders of the Preferred Stock, the successors to any such director shall be elected by the vote of a majority of the remaining members of the Board of Directors who were elected by the holders of the Preferred Stock or by the holders of the Common Stock, as the case may be, such successor to hold office until the next annual meeting of the corporation or special meeting in lieu thereof.

Any director may be removed from office, either by vote of the holders of a majority of the shares of the class of stock voted for his election or for his predecessor in cases where such director was elected by the Board of Directors, or by vote of a majority of the entire Board of Directors, but in the latter case the majority of the entire Board so voting shall include a majority of the other directors then in office who were either elected by the vote of the class of stock voted for the election of the directors to be removed or succeeded to a vacancy originally filled by the votes of shares of such class.  A special meeting of holders of shares of any class may be called by a majority vote of the Board of Directors for the purpose of removing a director in accordance with the provisions of the preceding sentence, and shall be called within forty (40) days after there shall have been delivered to the corporation at its principal office a request or requests to such effect signed by holders of at least five (5%) per centum of the outstanding shares of the class entitled to vote with respect to the removal of such director.

Preferred Stockholders shall not be entitled to receive notice of any meeting of holders of any class of stock at which they are not entitled to vote.

(7)

First Series of Preferred Stock.  The first series of the Preferred Stock of the Corporation shall be designated "4 3/4% Cumulative Preferred Stock" and shall consist of 6,000 shares.  The annual dividend rate on said shares of 4 3/4% Cumulative Preferred Stock is fixed at Four Dollars and Seventy Five Cents ($4.75) per share and no more and the date from which dividends on the shares of said 4 3/4% Cumulative Preferred Stock initially issued shall be cumulative is fixed as January 1, 1946.  Said shares of 4 3/4% Cumulative Preferred Stock shall be redeemable and the redemption price per share payable to the holders of said shares of 4 3/4% Cumulative Preferred Stock upon redemption thereof is fixed at One Hundred Six ($106) Dollars plus accrued dividends.

(8)

To the extent that the provisions of this Division A relate to the rights of the Common Stock, such rights shall be subject in all respects to the provisions of Division A-1 of this Article 3, without however, in any way limiting or otherwise affecting the rights or preferences of the Preferred Stock."

"DIVISION A-1 - THE PREFERENCE STOCK"

For the purposes of this Division A-1 the following definitions shall apply:

The term "Preference Stock" shall mean all or any shares of any series of Preference Stock.

The term "Parity Stock" shall mean stock of any class other than the Preference Stock with respect to which dividends or amounts payable upon any liquidation, dissolution or winding up of the Corporation shall be payable on a parity with and in proportion to the respective amounts payable in respect of the Preference Stock, notwithstanding that such Parity Stock may have dividend rates, redemption prices, amounts payable thereon upon liquidation, dissolution or winding up and other terms and provisions varying from those of the Preference Stock.

The term "Junior Stock" shall mean the Common Stock and stock of any other class ranking junior to the Preference Stock in respect of dividends or amounts payable upon any liquidation, dissolution or winding up of the Corporation.

The term "accrued dividends" shall mean, in respect of each share of the Preference Stock of any series, that amount which shall be equal to simple interest upon the par value of such share at an annual rate equal to the percentage that the annual dividend rate fixed for such series is of such par value, and no more, from and including the date upon which dividends on such share became cumulative and (i) up to but not including the date fixed for payment in liquidation or for redemption, or (ii) up to and including the last day of any period for which such accrued dividends are to be determined, less the aggregate amount of all dividends theretofore paid or declared and set apart for payment thereon.  Computation of accrued dividends in respect of any portion of a quarterly dividend period shall be by the 30-day month or 360-day year methods of computing interest.

The term "consolidated gross income available for payment of interest charges" shall mean the total consolidated operating revenues and other income of the Corporation and its consolidated subsidiaries, less all proper deductions for operating expenses, taxes (including income, excess profits and other taxes based on or measured by income or undistributed earnings or income), and other appropriate items, including provision for maintenance, and provision for retirements, depreciation and obsolescence (but in no event less than the minimum provisions required by the terms of any indenture or agreement securing any outstanding indebtedness of the Corporation), but excluding any charges on account of interest on indebtedness outstanding and any credits or charges for amortization of debt premium, discount and expense, all to be determined in accordance with sound accounting practice.  In determining such "consolidated gross income available for payment of interest charges", no deduction or adjustment shall be made for or in respect of (1) profits or losses from sales of property carried in plant or investment accounts of the Corporation, or from the reacquisition of any securities of the Corporation, or taxes on or in respect of such profits, (2) charges for the elimination or amortization of utility plant adjustment or acquisition accounts or other intangibles (3) charges from amortization or retirement of the book value of any part of the Corporation's gas manufacturing property or gas storage property which shall have become no longer used or useful by reason of the conversion of the Corporation's gas operations to the use of natural gas.  All questions as to whether any subsidiary shall be consolidated shall be determined conclusively by a certificate signed by independent certified public accountants (who may be those regularly employed by the Corporation to audit its books).

The term "consolidated net income available for dividends" shall mean the "consolidated gross income available for payment of interest charges", as defined and determined above, less the sum of charges for interest on indebtedness and less charges or plus credits for amortization of debt premium, discount and expense, all to be determined in accordance with sound accounting practice.

In determining "consolidated net income available for dividends" no deduction shall be made for or in respect (1) expenses in connection with the issuance, redemption or retirement of any securities by the Corporation including and amount paid in excess of the principal amount or par or stated value of securities redeemed or retired, or, in the event such redemption or retirement is effected with the proceeds of the sale of other securities of the Corporation, interest or dividends on the securities redeemed or retired from the date on which the funds required for such redemption or retirement, (2) profits or loses from the sales of property carried in plant or investment accounts of the Corporation, or from the reacquisition of any securities of the Corporation, or taxes on or in respect of such profits, (3) charges for the elimination or amortization of utility plant adjustment accounts or other intangibles, (4) charges for amortization or retirement of the book value of any part of the Corporation's gas manufacturing property or gas storage property which shall have become no longer used or useful by reason of the conversion of the Corporation's gas operations to the use of natural gas, or (5) any earned surplus adjustment (including tax adjustments) applicable to any period prior to January 1, 1958.

The term "consolidated net income available for dividends on Junior Stock" shall mean "consolidated net income available for dividends", as defined above, less all accrued dividends on outstanding Preference Stock and Parity Stock and on any class of stock ranking as to dividends prior to such Preference Stock or Parity Stock.

The term "equity stock" shall mean any stock, dividends on which are not restricted to a specific and stated rate, or the holders of which are not limited upon liquidation, dissolution or wincing up to a specified or stated sum per share (exclusive of dividends).

The term "voting stock" shall mean any stock having the power at all times and without limitation (other than upon default entitling a senior class of stock to vote) to vote for the election of at least a majority of the Board of Directors.

The term "Common Stock Equity" shall mean the aggregate of the par value of, or stated capital represented by, outstanding Common Stock, plus earned surplus and capital surplus and plus premiums on all capital stock.

The term "Total Capitalization" shall mean the aggregate of (i) the Common Stock Equity, (ii) the principal amount of all indebtedness of the Corporation maturing more than twelve (12) months after the date of issue or assumption, and (iii) the par value of or stated capital represented by any outstanding stock of the Corporation other than Common Stock.

The term "sound accounting practice" shall mean recognized principles of accounting practice customarily followed in the public utilities field, subject to any applicable rules, regulations or orders of the Florida Railroad and Public Utilities Commission of Florida or other public regulatory authority having jurisdiction over the accounts of the Corporation, provided that the Corporation may, at the time, contest or controvert in good faith the validity or applicability to the Corporation of any such rule, regulation or order.

1.

Issue in Series.  The shares of Preference Stock may be divided and issued from time to time in one or more series, as hereinafter provided in this Division.  Each such series shall be designated so as to distinguish the shares thereof from the shares of all other series, but all shares of Preference Stock irrespective of series shall be of equal rank and all shares of any particular series shall be identical except as to the date or dates from which dividends thereon shall be cumulative as provided in Paragraph 2.  The authorized but unissued shares of Preference Stock may be divided by number from time to time into and issued in designated series, and such shares of series of Preference Stock so designated shall provide for dividends at such rates, on such conditions and payable at such times, and shall be subject to redemption at such price or prices and such time or times, as shall b e provided herein, or in any amendment to this Certificate of Re-Incorporation, or in the resolution or resolutions providing for the issuance of such shares adopted by the Board of Directors.  Any amendment to this Certificate of Re-Incorporation or resolutions or resolutions of the Board of Directors of this Corporation establishing a series and fixing the terms thereof shall (a) designate the series to which such Preference Stock shall belong, (b) fix the dividend rate therefor, (c) fix the amounts which the holders of the Preference Stock of such series shall be entitled to be paid in the event of a voluntary or involuntary liquidation, dissolution or winding up of the corporation, (d) state whether or not such series shall be redeemable and at what times and under what conditions and the amount or amounts payable thereon in the event of redemption; and may, to the extent not inconsistent with the provisions of this Division, or applicable provisions of law (i) limit the number of shares of such series which may be issued, (ii) provide for a sinking fund for the purchase or redemption, or a purchase fund for the purchase, of shares of such series and the terms and provisions governing the operation of any such fund, (iii) impose conditions or restrictions upon the creation of indebtedness of the Corporation or upon the issue of additional Preference Stock or other capital stock ranking equally therewith or prior thereto as to dividends or distribution of assets on liquidation, dissolution or winding up, (iv) impose conditions or restrictions upon the payment of dividends upon, or the making of other distributions to, or the acquisition of, Junior Stock, (v) grant to the holders of the Preference Stock of such series the right to convert such stock into shares of any class of Junior Stock, and (vi) grant such other special rights to, or impose other conditions or restrictions upon, the holders of shares of such series as the Board of Directors may determine.  The term "fixed for such series" and similar terms shall mean those stated and expressed in this Division or in any amendment to this Certificate of Re-Incorporation or in a resolution or resolutions adopted by the Board of Directors providing for the issue of Preference Stock of the Series referred to.

2.

Dividends.  Out of the assets of the Corporation legally available for dividends, the holders of each series of the Preference Stock shall be entitled to receive, but only when and as declared by the Board of Directors and then subject to the provisions of Paragraph 1 of Division A of this Article 3, preferential dividends at the rate per annum fixed for such series and no more.  Dividends declared shall be payable quarterly on January 1, April 1, July 1, and October 1, in each year to stockholders of record on a date not more than 30 days prior to any such payment date, as may be determined by the Board of Directors of the Corporation.  Dividends on the shares of Preference Stock of any series initially issued shall commence to accrue and be cumulative from and including the date fixed for such series at the time of the initial establishment or designation thereof and on any additional shares of the same series from and including the first day of the quarterly dividend period in which such additional shares shall be issued.

Each share of Preference Stock shall rank on a parity with each other share of Preference Stock, irrespective of series, with respect to preferential dividends at the respective rates fixed for such series and no dividends shall be paid or declared and set apart for payment, on the Preference Stock of any series, unless at the same time a dividend in like proportion, ratably, to the accrued dividends on the Preference Stock of each other series outstanding shall be paid or declared and set apart for payment on each other series of Preference Stock, then outstanding.  No dividends shall be declared or paid upon or set apart for the shares of any class of Junior Stock, nor any sums applied to the purchase, redemption or other retirement of any class of Junior Stock, unless full dividends on all shares of all series of Preference Stock outstanding for all past quarterly dividend periods shall have been paid or declared and set apart and the full dividend for the then current quarterly dividend period shall have been or concurrently shall be paid or declared and set apart or if the Corporation shall be in default of the sinking fund obligation provided for any series of Preference Stock.  The amount of any deficiency for past dividend periods may be paid or declared and set apart at any time without reference to any quarterly dividend payment date.  Unpaid accrued dividends on Preference Stock shall not bear interest.

3.

Liquidation Rights.  In the event of liquidation, dissolution or wind up of the Corporation, whether voluntary or involuntary, the holders of each series of Preference Stock shall be entitled to receive, subject to the provisions of Paragraph 2 of Division A of this Article 3, for each share thereof, the par value thereof, plus, in case such liquidation, dissolution or winding up shall have been voluntary, an amount per share equal to the difference between the par value thereof and the then applicable optional redemption price fixed for such series together in each case with accrued dividends, before any distribution of the assets shall be made to the holders of shares of any class of Junior Stock; but the holders of Preference Stock shall not be sufficient to make the payment herein required to be made in full, such assets shall be distributed to the holders of the shares of the respective series of Preference Stock ratably in proportion to the full distributive amounts payable on each share thereof.  A consolidation or merger of the Corporation or sale, conveyance, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property or assets of the Corporation shall not be deemed a dissolution, liquidation or winding up of the Corporation within the meaning of this Paragraph.

4.

Redemption and Repurchase Provisions.  (A) Preference Stock of any series shall be subject to redemption at the election of the Corporation, expressed by action of the Board of Directors, at any time and from time to time, in whole or in part, at the applicable redemption prices fixed for such series, plus accrued dividends, in such amount, at such place and by such method,  which, if in part, shall be by lot, as shall from time to time be determined by the Board of Directors.  Notice of any proposed redemption of Preference Stock shall be given by the Corporation by mailing a copy of such notice, at least thirty (30) days but not more than ninety (90) days prior to the date fixed for such redemption, to the holders of record of the shares of such series of Preference Stock to be redeemed at their respective addresses then appearing on the books of the Corporation.  On or after the date specified in such notice, each holder or shares called for redemption as aforesaid, shall be entitled to receive therefor the redemption price thereof, upon presentation and surrender at the place designated in such notice of the certificates for such shares of Preference Stock held by him, bearing all necessary stock transfer tax stamps thereto affixed and canceled, and (if required by the Corporation) properly endorsed in blank for transfer or accompanied by proper instruments of assignment or transfer in blank.  On and after the date fixed for redemption, if notice is given as aforesaid, and unless default is made by the Corporation in providing moneys for payment of the redemption price, all dividends on the shares called for redemption  shall cease to accrue; and on and after such redemption date, unless default be made a aforesaid, or on and after the date of earlier deposit by the Corporation with a bank or trust company doing business in the Borough of Manhattan, City and State of New York, and having a capital and surplus of at least $1,000,000, in trust for the benefit of the holders of the shares of the Preference Stock so called for redemption, of all funds necessary for redemption as aforesaid (provided in the latter case that there  shall have been mailed as aforesaid to holders of record of shares to be redeemed, a notice of the redemption thereof or that the Corporation shall have executed and delivered to the Transfer Agent for the Preference Stock or to the bank or trust company with which such deposit is made an instrument irrevocably authorizing it to mail such notice at the Corporation's expense) all rights of the holders of the shares called for redemption as stockholders of the Corporation, except only the right to receive the redemption price, shall cease and determine.  Any funds so deposited which shall remain unclaimed by the holders of such Preference Stock at the end of six (6) years after the redemption date, together with any interest thereon which shall have been allowed by the bank or trust company with which such deposit shall have been made, shall be paid by it to the Corporation, and thereafter such holders shall look only to the Corporation therefor.  Shares of Preference Stock redeemed as aforesaid shall be canceled and shall not be reissued, but the aggregate number of shares so redeemed shall have the status of authorized but unissued Preference Stock.

(a)

The Corporation may also from time to time purchase shares of Preference Stock of any series for any sinking or purchase fund and otherwise at not exceeding the applicable redemption prices thereof at the time in effect and accrued dividends thereon to the date of purchase, plus customary brokerage commissions.  Shares of Preference Stock of any series so purchased not used to satisfy sinking or purchase fund obligations may in the discretion of the Board of Directors be reissued or otherwise disposed of from time to time to the extent permitted by law.

(b)

If and so long as there are dividends in arrears on any shares of Preference Stock of any series or a default exists in any sinking or purchase fund obligation provided for the benefit of any series of Preference Stock, the Corporation shall not redeem any shares of Preference Stock unless in connection therewith all the outstanding Preference Stock of all series is redeemed or purchase any shares of any series of Preference Stock unless an offer to purchase on a comparable basis is made to the holders of all the Preference Stock then outstanding.

5.

Restrictions on Corporate Action.  (A) So long as any Preference Stock is outstanding the Corporation shall not, without the consent (given in writing without a meeting or by vote in person or by proxy at a meeting called for the purpose) of the holders of at least two-thirds of the aggregate number of shares of Preference Stock (treated as one class) then outstanding -

(a)

Amend, change or repeal any of the express terms of the Preference Stock outstanding in any manner prejudicial to the holders thereof, except that, if such amendment, change or repeal is prejudicial to the holders of less than all series of Preference Stock, the consent of only the holders of two-thirds of the total number of shares of the series thereof so affected shall be required, or

(b)

Issue shares of Preference Stock or Parity Stock in excess of 32,500 shares unless, after giving effect to the issue of such additional shares,

(i)

the consolidated net income available for dividends for any period of twelve (12) consecutive calendar months within the fifteen (15) calendar months immediately preceding the calendar month within which such additional shares of stock are to be issued, shall have been at least two (2) times the aggregate annual dividend requirements upon the entire amount to be outstanding, of Preference Stock and Parity Stock and of any stocks of the Corporation of any class ranking as to dividends prior to the Preference Stock or Parity Stock,

(ii)

the consolidated gross income available for payment of interest charges for any period of twelve (12) consecutive calendar months within the fifteen (15) calendar months immediately preceding the calendar month within which such additional shares of stock are to be issued, shall have been at least one and one-half (1 2) times the sum of (1) the aggregate annual interest charges on all indebtedness of the Corporation then outstanding, and (2) the aggregate annual dividend requirements upon the entire amount to be outstanding of Preference Stock and Parity Stock and of any stocks of the Corporation of any class ranking as to dividends prior to the Preference Stock or Parity Stock, and

(iii)

the aggregate of the capital of the Corporation applicable to all Junior Stock, plus the capital surplus and earned surplus of the Corporation and plus premiums on capital stock of the Corporation of any class, shall be not less than the aggregate payable upon involuntary liquidation, dissolution or winding up of the Corporation to the holders of the entire amount of Preference Stock and Parity Stock then to be outstanding.

In the foregoing computations, there shall be excluded (a) all indebtedness and all shares of Preference Stock and Parity Stock to be retired in connection with the issue of such additional shares, and (b) all interest charges on all indebtedness and dividend requirements on all shares of stock to be retired in connection with the issue of such additional shares.  The net earnings of any property which has been acquired by the Corporation during or after the period for which income is computed, or of any property which is to be acquired in connection with the issuance of any such additional shares, if capable of being separately determined or estimated, may be included on a pro forma basis in the foregoing computations; and if within or after the period for which income is computed any substantial portion of the properties of the Corporation shall have been disposed of, the net earnings of such property, if capable of being separately determined or estimated, shall be excluded in the foregoing computations.

(a)

So long as any Preference Stock is outstanding, the Corporation shall not, without the consent (given in writing without a meeting or by vote in person or by proxy at a meeting called for the purpose) of the holders of a majority of the aggregate number of shares of all series of Preference Stock (treated as one class) then outstanding -

(i)

Create, authorize or increase the authorized amount of any shares of any class of stock ranking as to dividends or assets prior to the Preference Stock or of any obligation or security convertible into stock ranking as to dividends or assets prior to the Preference Stock, or

(ii)

Issue, assume or create unsecured securities (notes, debentures or other securities representing unsecured indebtedness other than indebtedness maturing in one year or less from the date of its creation) for any purpose, except to refund outstanding unsecured securities theretofore issued or assumed, if thereby the aggregate principal amount of such unsecured securities, other than indebtedness maturing in one year or less from the date of its creation, would exceed ten percent (10%) of the sum of (1) the total principal amount of all bonds or other securities representing secured indebtedness of the Corporation then to be outstanding, and (2) the capital represented by capital stock (including premiums on capital stock) of the Corporation and the earned and capital surplus of the Corporation; provided, however, that any unsecured securities theretofore issued under any authorization of stockholders given pursuant hereto (and any securities to refund the same) shall not be considered in determining the amount of other unsecured securities which may be issued or assumed within the aforesaid ten percent (10%) limitation; or

(iii)

Merge or consolidate with or into any other corporation or corporations unless such merger or consolidation, or the issuance and assumption of all securities to be issued or assumed in connection with any such merger or consolidation, shall have been ordered, approved or permitted by a regulatory authority of the United States of America or of the State of Florida having jurisdiction in the premises, provided that the provisions of this clause (iii) shall not apply to a purchase or other acquisition by the Corporation of franchises or assets of another corporation in any manner which does not involve a merger or consolidation;

(iv)

Sell, lease or otherwise dispose of all or substantially all of its property.

No consent of the holders of the shares of any series of Preference Stock in respect of action hereinabove set forth in subparagraphs (A) or (B) shall be required, if provision is made for the redemption of all shares of such series of Preference Stock at the time outstanding, or provision is made that the proposed action shall not be effective unless provision is made for the purchase, redemption or retirement of all shares of such series of Preference Stock at the time outstanding.

6.

Voting Rights.  The holders of Preference Stock shall not be entitled to vote except:

(a)

as provided under Paragraph 5 above;

(b)

as may from time to time be required by the laws of Florida; and

(c)

Whenever and as often as dividends payable on any series of Preference Stock outstanding shall be in arrears in an amount equivalent to or exceeding six (6) quarterly dividends, whether or not consecutive, or if the Corporation shall be in default on any sinking or purchase fund obligation provided for any series of Preference Stock outstanding, the holders of the Preference Stock shall have (1) the right, voting separately as a class, to elect one director (who, if the holders of the Preferred Stock are then entitled to elect a majority of the Board of Directors, shall be one of the remaining directors) and (2) the right, voting with the holders of the Common Stock, to vote (one vote per share) on all other matters.  such right to elect one director may be exercised at any annual meeting and at any special meeting of stockholders called for the purpose of electing directors and the right to vote on all other matters may be exercised at any annual or special meeting, until such time as all arrears in dividends on the Preference Stock and the current dividend thereon shall have been paid or declared and set apart for payment and any sinking or purchase fund default shall have been remedied, whereupon all voting rights given by this clause (c) shall be divested from the Preference Stock (subject, however, to being at any time or from time to time similarly revived and divested).

So long as holders of the Preference Stock shall have the right to elect a director under the terms of the foregoing clause (c), the holders of the Common Stock voting separately as a class shall, subject to the voting rights of any other class or classes of stock of the Corporation, be entitled to elect the remaining directors.

Whenever, under the provisions of the foregoing clause (c) the right of holders of the Preference Stock, if any, to elect a director shall accrue or shall terminate, the Board of Directors shall, within ten (10) days after delivery to the Corporation at its principal office of a request or requests to such effect signed by the holders of at least five percent (5%) of the outstanding shares of any class of stock entitled to vote, call a special meeting in accordance with the By-laws of the Corporation of the holders of the class or classes of stock of the Corporation entitled to vote, to be  held within forty (40) days from the delivery of such request, for the purpose of electing a full Board of Directors to serve until the next annual meeting and until their respective successors shall be elected and shall qualify; provided, however, that if the annual meeting of stockholders for the election of directors is to be held within sixty (60) days after the delivery of such request, the Board of Directors need not act thereon.  If, at any special meeting called as aforesaid or at any annual meeting of stockholders after accrual or termination of the right of holders of the Preference Stock to elect a director as in the foregoing clause (c) provided, any director shall not be reelected, his term of office shall end upon the election and qualification of his successor, notwithstanding that the term for which such director was originally elected shall not at the time have expired.

If, during any interval between annual meetings of stockholders for the election of directors while holders of the Preference Stock shall be entitled to elect a director pursuant to the foregoing clause (c), a vacancy in such a directorship shall occur, the remaining directors by majority vote may fill such vacancy.  Any director elected pursuant to such clause (c) or the preceding sentence may be removed from office for cause by vote of the holders of a majority of the shares of the Preference Stock.  A special meeting of holders of Preference Stock may be called by a majority vote of the Board of Directors or by the President for the purpose of removing a director in accordance with the provisions of the preceding sentence, and shall be called to be held within forty (40) days after there shall have been delivered to the Corporation at its principal office a request or requests to such effect signed by holders of at least five percent (5%) of the outstanding shares of Preference Stock entitled to vote with respect to the removal of any such director.

The holders of a majority of the shares of Preference Stock entitled under this Paragraph to vote for the election or removal of a Director, present in person or represented by proxy at a meeting called for the purpose of voting on any such action, shall constitute a quorum for such purpose without regard to the presence or absence at the meeting of the holders of any other class of stock not entitled to vote in respect thereto.  A lesser interest from time to time may adjourn any meeting for such purpose and the same shall be held as adjourned without further notice.  When a quorum is present, the vote of the holders of a majority of the shares of such quorum shall govern each such election, removal or filling of a vacancy in respect of which such class is entitled to vote.

Holders of Preference Stock shall not be entitled to receive notice of any meeting of holders of any class of stock at which they are not entitled to vote.

Each holder of Preference Stock, as to all matters in respect of which such stock has voting power, is entitled to one vote for each share of stock standing in his name.

7.

Restrictions on Dividends.  So long as any shares of the Preference Stock shall be outstanding, the Corporation shall not declare or pay any dividends on any shares of Junior Stock (other than dividends payable in shares of Junior Stock) or make any other distribution on any shares of Junior Stock, or make any expenditures for the purchase, redemption or other retirement for a consideration of shares of Junior Stock (other than in exchange for, or from the proceeds of any sale hereafter made of, other shares of Junior Stock), if the aggregate amount of all such dividends, distributions and expenditures after December 31, 1957 would exceed the aggregate amount of the Corporation's net income available for dividends on Junior Stock accumulated after December 31, 1957 plus $175,000."

"DIVISION B - The Common Stock"

1.

Dividends.  Out of any assets of the corporation available for dividends remaining after full cumulative dividends upon the Preferred Stock and Preference Stock then outstanding shall have been paid, or declared and a sum sufficient for the payment thereof set apart, for all past quarterly dividend periods, and after or concurrently with making payment of or provision for full dividends on the Preferred Stock and Preference Stock then outstanding for the current quarterly dividend period, then, and not otherwise, dividends may be paid upon the Common Stock to the exclusion of the Preferred Stock and Preference Stock; provided, however, that so long as any shares of the Preferred stock shall be outstanding the corporation shall not declare or pay any dividends or make any other distribution to the holders of any shares of its capital stock of any class ranking junior to the Preferred Stock (other than a dividend payable in capital stock ranking junior to the Preferred Stock), or purchase or acquire or otherwise retire for a consideration (otherwise than from the proceeds of new financing through the issuance and sale of any shares of any class of stock of the corporation ranking junior to the Preferred Stock) any shares of its capital stock of any class ranking junior to the Preferred Stock (a) if the aggregate amount so paid, distributed and/or applied after January 1, 1946 would exceed the aggregate of the net income of the corporation available for dividends on its capital stock ranking junior to the Preferred Stock accumulated after January 1, 1946, or (b) if the sum of the amount of capital represented by such capital stock ranking junior to the Preferred Stock and of the surplus accounts of the corporation are at the time below, or will as a result of such dividend or other distribution or such purchase, acquisition or other retirement of stock be reduced more than $50,000 below, the aggregate amount payable upon involuntary dissolution to the holders of Preferred stock and of any class of stock ranking on a parity with or prior to the Preferred stock at the time issued and outstanding.  Net income of the corporation for the purpose of the preceding sentence shall mean gross earnings of the corporation less all proper deductions for operating expenses, taxes, interest charges and other appropriate items, including provision for maintenance and for retirement or depreciation determined in accordance with such system of accounts as may be prescribed by governmental authorities having jurisdiction in the premises or in absence thereof in accordance with sound accounting practice; provided, however, that in determining the net income of the corporation for the purposes of this Paragraph 1 no deduction or adjustment shall be made for or in respect of (a) expenses in connection with the redemption or retirement of any securities issued by the corporation, including any amount paid in excess of the principal amount or par or stated value of securities redeemed or retired and, in the event that such redemption or retirement is effected with the proceeds of sale of other securities of the corporation, interest or dividends on the securities redeemed or retired from the date on which the funds required for such redemption or retirement are deposited in trust for such purpose to the date of redemption or retirement, (b) profits or losses from sales of public utility property or other capital assets, or taxes on or in respect of any such profits or (c) amortization or elimination of utility plant adjustment accounts or other intangibles.

2.

Distribution of Assets.  In the event of any liquidation, dissolution or winding up of the corporation, or any reduction or decrease of its capital stock resulting in a distribution of assets to its Common Stockholders other than by way of dividends out of the net profits or out of surplus of the corporation, after there shall have been paid to or set aside for the holders of the Preferred Sock and of the Preference Stock the full preferential amounts to which they are respectively entitled under the provisions of this Article 3, the holders of the Common Stock shall be entitled to receive, pro rata, all of the remaining assets of the corporation available for distribution to its stockholders.  The Board of Directors by vote of a majority of the members thereof, may distribute in kind to the holders of the Common Stock such remaining assets of the corporation or may sell, transfer or otherwise dispose of all or any of the remaining property and assets of the corporation to any other corporation and receive payment therefor wholly or partly in cash and/or in stock and/or in obligations of such corporation and may sell all or any part of the consideration received therefor and distribute the balance thereof in kind to the holders of the Common Stock.

3.

Voting Rights.  Subject to the voting rights expressly conferred upon the Preferred Stock and Preference Stock by this Article 3, holders of the Common Stock shall exclusively possess full voting power for the election of directors and for all other purposes."

"DIVISION C -  PROVISIONS APPLICABLE TO ALL CLASSES OF STOCK"

1.

Term of Existence

This corporation shall have perpetual existence.

2.

Registered Agent

The principal office of this corporation is located in the City of West Palm Beach, County of Palm Beach, State of Florida.

3.

Board of Directors

(1)

Except as may be otherwise fixed by or pursuant to the provisions of this Certificate of Re-Incorporation, as amended from time to time, relating to the rights of the holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation to elect directors under specified circumstances, the number of the directors of the Corporation shall consist of not less than three nor more than nine persons with the number to be determined from time to time exclusively by a majority of the entire Board of Directors.  The directors, other than those who may be elected by the holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation to elect directors under specified circumstances, shall be classified, with respect to the time for which they severally hold office, into three classes, as nearly equal in number as possible, one class to be originally elected for a term expiring at the annual meeting of stockholders to be held in 1987, another class to be originally elected for a term expiring at the annual meeting of stockholders to be held in 1988, and another class to be originally elected for a term expiring at the annual meeting of stockholders to be held in 1989, with each class to hold office until its successor is elected and qualified.  At each annual meeting of the stockholders of the Corporation, the successors of the class of directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.

(2)

A director may be removed by the majority vote of the entire Board of Directors.  A director may also be removed by stockholders, but only for cause and only by the affirmative vote of the holders of at least 70% of the voting power of the then outstanding shares of capital stock of the Company entitled to vote generally in the election of directors (the "Voting Stock"), voting together as a single class.  Except as may otherwise be provided by law, cause for removal shall be construed to exist only if the director whose removal is proposed has been convicted of a felony by a court of competent jurisdiction and such conviction is no longer subject to direct appeal or has been adjudged by court of competent jurisdiction to be liable for negligence or misconduct in the performance of his or her duty to the Corporation in a matter of substantial importance to the Company, and such adjudication is no longer subject to direct appeal.

1.

Action by Stockholders

Any action required or permitted to be taken by the stockholders of the Corporation must be effected at a duly called annual or special meeting of stockholders of the Corporation and may not be effected by any consent in writing by such stockholders.  Special meetings of stockholders, for any purpose or purposes, may be called by the Chairman of the Board of Directors, the President or any Vice President of the Corporation, and shall be called upon the written request of a majority of the entire Board of Directors or the holder or holders of not less than a majority of all the outstanding shares of stock of the Corporation entitled to vote on the matter or matters to be presented at the meeting.

2.

Certain Business Combinations

(1)

Vote Required for Certain Business Combinations.

(a)

Higher Vote for Certain Business Combinations.  In addition to any affirmative vote required by law or the Certificate of Re-Incorporation and except as otherwise expressly provided in Section 2 of this Article 9:

(i)

any merger or consolidation of the Corporation or any Subsidiary (as hereinafter defined) with (a) any Interested Stockholder (as hereinafter defined) or (b) any other corporation (whether or not itself an Interested Stockholder) which is, or after such merger or consolidation would be, an Affiliate (as hereinafter defined) of an Interested Stockholder; or

(ii)

any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) to or with any Interested Stockholder or any Affiliate of any Interested Stockholder of assets of the Corporation or any Subsidiary having, an aggregate Fair Market Value (as hereinafter defined) of $1,000,000 or more; or

(iii)

the issuance or transfer by the Corporation or any Subsidiary (in one transaction or a series of transactions) of any securities of the Corporation or any Subsidiary to any Interested Stockholder or any Affiliate of any Interested Stockholder in exchange for cash, securities or other property (or a combination thereof) having an aggregate Fair Market Value of $1,000,000 or more; or

(iv)

the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of any Interested Stockholder or any Affiliate of an Interested Stockholder; or

(v)

any reclassification of securities (including any reverse stock split), or consolidation of the Corporation with any of its Subsidiaries or any other transaction (whether or not with or into or otherwise involving an Interested Stockholder) which has the effect directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the Corporation or any Subsidiary which is directly or indirectly owned by any Interested Stockholders who was not an Interested Stockholder on February 15, 1986 or any Affiliate of any such Interested Stockholder; shall require the affirmative vote of the holders of at least 70% of the voting power of the then outstanding shares of Voting Stock, voting together as a single class.  Such affirmative vote shall be required notwithstanding the fact that no vote may be required, or that a lesser percentage may be specified, by law or in any agreement with any national securities exchange or otherwise.

(b)

Business Combinations.  The term "Business Combination" as used in this Section 8 shall mean any transaction which is referred to in any one or more of clauses (i) through (v) of paragraph a of this Section 1.

(2)

When Higher Vote is Not Required.  The provisions of Section 1 of this Section 8 shall not be applicable or any particular Business Combination, and such Business  Combination shall require only such affirmative vote as is required by law, any other provisions of the Certificate of Re-Incorporation or any agreement with any national securities exchange, if, in the case of a Business Combination that does not involve any cash or other consideration being received by the stockholders of the Corporation, solely in their respective capacities as stockholders of the Corporation; the condition specified in the following paragraph A is met, or, in the case of any other Business Combination, the conditions specified in either of the following paragraphs A and B are met:

(a)

Approval by Continuing Directors.  The Business Combination shall have been approved by a majority of the Continuing Directors (as hereinafter defined).

(b)

Price and Procedure Requirements.  All of the following conditions shall have been met:

(i)

The aggregate amount of the cash and the Fair Market Value (as hereinafter defined), as of the date of the consummation of the Business Combination, of the consideration other that cash to be received per share by holders of Common Stock in such Business Combination shall be at least equal to the highest of the following:

a.

(if applicable) the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the interested Stockholder for any shares of Common Stock acquired by it (1) within the two-year period immediately prior to the date of the first public announcement of the proposal of the Business Combination (the "Announcement Date") or (2) in the transaction in which it became an Interested Stockholder, whichever is higher; or

b.

the Fair Market Value per share of Common Stock on the Announcement Date or on the date on which the Interested Stockholder became an Interested Stockholder (the"Determination Date"), whichever is higher.

(ii)

The aggregate amount of the cash and the Fair Market Value, as of the date of the consummation of the Business Combination, of the consideration other than cash to be received per share by holders of shares of any other outstanding class of Voting Stock or any outstanding series thereof if shares of such loss are issuable in series shall be at least equal to the highest of the following (it being intended that the requirements of this paragraph B(ii) shall be required to be met with respect to every such class or series of outstanding Voting Stock, whether or not the Interested Stockholder has previously acquired any shares of a particular class or series of Voting Stock):

a.

(if applicable) the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the Interested Stockholder for any shares of such class or series of Voting Stork acquired by it (1) within the two-year period immediately prior to the Announcement Date or (2) in the transaction in which it became an interested Stockholder, whichever is higher;

b.

the Fair Market Value per share of such class or series of Voting Stock on the Announcement Date or on the Determination Date, whichever is higher; or

c.

(if applicable) the highest preferential amount per share to which the holders of shares of such class or series of Voting Stock are entitled in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation.

(iii)

The consideration to be received by holders of a particular Class of Outstanding Voting Stock or the holders of a particular series of a class thereof if shares of such class are issuable in series shall be in cash or in the same form as the Interested Stockholder has previously paid for shares of such class or series of Voting Stock.  If the Interested Stockholder has previously paid for shares of such class or series of Voting Stock with varying forms of consideration the form of consideration for such class or series of Voting Stock shall be either cash or the form used to acquire the largest number of shares of such class or series of Voting Stock previously acquired by the Interested Stockholder.  The price determined in accordance with paragraphs B(i) and B(ii) of this Section 2 shall be subject to appropriate adjustment in the event of any stock dividend, stock split, combination of shares or similar event.

(iv)

After such Interested Stockholder has become an Interested Stockholder and prior to the consummation of such Business Combination, except as approved by a majority of the Continuing Directors:  (a) there shall have been no failure to declare and pay at the regular date therefor any full quarterly dividends (whether or not cumulative) on any outstanding Preferred, or Preference Stock; (b) there shall have been (1) no reduction in the annual rate of dividends paid on the Common Stock (except as necessary to reflect any subdivision of the Common Stock), and (2) an increase in such annual rate of dividends as necessary to reflect any reclassification (including any reverse stock split), recapitalization, reorganization or any similar transaction which has the effect of reducing the number of outstanding shares of Common Stock; and (c) such Interested Stockholder shall have not become the beneficial owner of any additional shares of Voting Stock except as a result of the transaction which results in such Interested Stockholder becoming an Interested Stockholder.

(v)

After such Interested Stockholder has become an Interest Stockholder except as approved by a majority of the Continuing Directors, such Interested Stockholder shall not have received the benefit, directly or indirectly (except proportionately as a stockholder), of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantages provided by the Corporation, whether in anticipation of or in connection with such Business Combination or otherwise.

(vi)

A proxy or information statement describing the proposed Business Combination and complying with the requirements of the Securities Exchange Act of 1934 and the rules and regulations thereunder (or any subsequent provisions replacing such Act, rules or regulations) shall be mailed to Stockholders of the Corporation at least 30 days prior to the consummation of such Business Combination (whether or not such proxy or information statement is required to be mailed pursuant to such Act or subsequent provisions).

(3)

Certain Definitions.  For the purposes of this Section 8:

(a)

A "person" shall mean any individual, firm, corporation or other entity.

(b)

"Interested Stockholder" shall mean any person (other than the Corporation or any Subsidiary) who or which:

(i)

is the beneficial owner, directly or indirectly, of more than 10% of the voting power of the outstanding Voting Stock;

(ii)

is an Affiliate of the Corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding Voting Stock; or

(iii)

is an assignee of or has otherwise succeeded to any shares of Voting Stock which were at any time within the two-year period immediately prior to the date in question beneficially owned by an Interested Stockholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions nor involving a public offering within the meaning of the Securities Act of 1933.

(c)

A person shall be a "beneficial owner" of any Voting Stock:

(i)

which such person or any of its Affiliates or Associates (as hereinafter defined) beneficially owns, directly or indirectly; or

(ii)

which such person or any of its Affiliates or Associates has (a) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (b) the right to vote pursuant to any agreement, arrangement or understanding; or

(iii)

which are beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Voting Stock.

(d)

For the purposes of determining whether a person is an Interested Stockholder pursuant to paragraph B of this Section 3, the number of shares of Voting Stock deemed to be outstanding shall include shares deemed owned through application of paragraph C of this Section 3, but shall not include any other shares of Voting Stock which may be issuable pursuant to any agreement, arrangement or understanding, or upon the exercise of conversion rights, warrants or options, or otherwise.

(e)

"Affiliate" or "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on February 15, 1986.

(f)

"Subsidiary" means any corporation of which a majority of any class of equity security is owned, directly or indirectly, by the Corporation; provided, however, that for the purposes of the definition of Interested Stockholder set forth in paragraph B of this Section 3, the term "Subsidiary" shall mean only a corporation of which a majority of each class of equity security  owned, directly or indirectly, by the Corporation.

(g)

"Continuing Director" means any member of the Board of Directors of the Corporation who is not an Affiliate or Associate or representative of the Interested Stockholder and who was a member of the Board prior to the time that the Interested Stockholder became an Interested Stockholder or on February 15, 1986, and any successor of a Continuing Director who is not an Affiliate or Associate or representative of the Interested Stockholder and is elected or recommended to be elected a director by a majority of Continuing Directors then on the Board.

(h)

"Fair Market Value" means: (i) in the case of stock, the highest closing sale price during the 30-day period immediately preceding the date in question on the National Association of Securities Dealers, Inc. Automated Quotations Systems or any system then in use, or if such stock is listed on a national securities exchange, the highest closing sale price on such exchange during the 30-day period preceding the date in question, or if no such quotations are available, the fair market value on the date in question on a share of such stock as determined by the Board in good faith; and (ii) in the case of property other than cash or stock, the fair market value of such property on the date in question as determined by the Board in good faith.

(i)

In the event of any Business Combination which the Corporation survives, the phrase "consideration, other than cash to be received" as used in section 2 of this Section 8 shall include the shares of Common Stock and/or the shares of any class or series of outstanding Voting Stock, retained by the holders of such shares.

(4)

Powers of the Board of Directors.  A majority of the directors of the Corporation shall have the power and duty to determine for the purposes of this Section 8, on the basis of information known to them after reasonable inquiry, (a) whether a person is an Interested Stockholder, (b) the number of shares of Voting Stock beneficially owned by any person, (c) whether a person is an Affiliate or Associate of another, (d) whether the application conditions set forth in Paragraph B of Section 2 of this Section 8 have been met with respect to any Business Combination, and (e) whether the assets which are the subject of any Business Combination have, or the consideration to be received for the issuance or transfer of securities by the Corporation or any Subsidiary in any Business Combination has, an aggregate Fair Market Value of $1,000,000 or more. A majority of the Directors shall have the further power to interpret all of the terms and provisions of Section 8.

(5)

No Effect of Fiduciary Obligations of Interested Stockholders.  Nothing contained in this Section 8 shall be construed to relieve any Interested Stockholder from any fiduciary obligation imposed by law.

1.

Amendment of Certificate of Re-Incorporation and Bylaws

(1)

Certificate of Re-Incorporation.

(a)

The Corporation reserves the right, except as otherwise expressly provided herein, to increase or decrease the authorized capital stock or to reclassify the same and to amend, after, change or repeal any provision contained in this Certificate of Re-Incorporation or in any amendment hereto, and to take any other action, in the manner now or hereafter prescribed by law, and all rights conferred on officers, directors and stockholders herein or in any amendment hereto are granted subject to this reservation.

(b)

Notwithstanding the provisions of Paragraph a of this Section I of Section 9, the provisions of this Section 9 and the provisions of Sections 7, 8 and 9, may not be altered, amended or repealed in any respect unless such alteration, amendment or repeal is approved by the affirmative vote of the holders of at least 70% of the then outstanding shares of Voting Stock, voting together as a single class; provided, however, that such 70% vote shall not be required for any alteration, amendment or repeal approved by two-thirds of the entire Board of Directors and all such directors are Continuing Directors as defined in Paragraph g of Section 3 of Section 8.

(2)

Bylaws.  The power to adopt, alter, amend or repeal bylaws shall be vested in the Board of Directors.  Bylaws adopted by the Board of Directors may be repealed or changed, and new bylaws may be adopted by the stockholders only if such repeal, change or adoption is approved by the affirmative vote of the holders of at least 70% of the then Voting Stock, voting together as a single class.

1.

Powers of Board of Directors

In furtherance and not in limitation of the powers conferred by statute, and in addition to any other powers herein granted,

(1)

The Board of Directors is expressly authorized:

(a)

To make and alter the by-laws of this corporation;

(b)

To set apart out of any funds of this corporation available for dividends, a reserve or reserves for working capital or for any other proper purpose and to abolish any such reserve in the manner in which it was created;

(c)

Without any action or consent of the stockholders, to mortgage or otherwise pledge, transfer, or convey real or personal property, including the capital stocks and securities of other corporations owned by this corporation, without limit as to amount, to secure money borrowed by it and any debt contracted by it;

(d)

From time to time to determine at what times and places, and under what conditions and regulations, the books and records of this corporation, or any of them, shall be open to inspection of stockholders; subject, however, to the provisions of the laws of the State of Florida;

(e)

By resolution or resolutions passed by a majority of the whole Board to designate one or more committees, each committee to consist of two or more of the directors of the corporation, which, to the extent provided in said resolution or resolutions or in the by-laws of the corporation, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the corporation, and may have power to authorize the seal of the corporation to be affixed to all papers which may require it.  Such committee or committees shall h ave such name or names as may be stated in the by-laws of the corporation or as may be determined from time to time by resolution adopted by the Board of Directors.  Any vacancy occurring in any such committee shall be filled by the Board of Directors by the election of a director; such committees shall hold office during the term of the board appointing them, unless otherwise ordered by the Board of Directors;

(f)

Without the authorization of the stockholders, to sell, lease, exchange and/or barter for other property, or otherwise dispose of any of the property of this corporation less than all;

(g)

Pursuant to the affirmative vote of the holders of a majority of the stock issued and outstanding, having voting power, given at a stockholders' meeting duly called for that purpose, or when authorized by the written consent of the holders of a majority of the stock issued and outstanding, having voting power (or, if the vote or consent of a larger or different proportion of  the holders of such shares is required by the laws of the State of Florida, notwithstanding the above agreement of the stockholders of the corporation to the contrary, then upon the vote or consent of the larger or different proportion of the holders of such shares so required), to sell, lease or exchange, or otherwise dispose of all of the assets of this corporation, including its good will, franchises and/or other rights upon such terms and conditions as the Board of Directors deem expedient and for the best interests of the corporation, including an exchange for shares and/or securities of another corporation, domestic or foreign;

(2)

This corporation may in its by-laws confer powers upon its directors, in addition to the foregoing, and in addition to the powers and authorities expressly conferred upon them by statute.

(3)

Both stockholders and Directors shall have the power to hold their meetings and have one or more offices within or without the State.

(4)

In so far as the same in not contrary to the laws of the State of Florida, no contract or other transaction between this corporation and any other corporation shall be affected or invalidated by reason of the fact that any one or more of the directors of this corporation is or are interested therein, or is a director or officer, or are directors or officers of such other corporation, and any director or directors of this corporation individually or jointly, may be a party or parties to, or may be interested in, any contract or transaction of this corporation or in which this corporation is interested; and no contract, act or transaction of this corporation with any person or persons, firm, association, or corporation, shall be affected or invalidated by reason of the fact that any director or directors, of this corporation is a party, or are parties, to, or interested in such contract, act, or transaction, or is, or are, in any way connected with such person or persons, firm, association, or corporation, and each and every person who may become a director of this corporation is hereby relieved from any liability that might otherwise exist from contracting with this corporation for the benefit of himself, or any firm, association, or corporation in which he may be in anywise interested.

1.

Amendments

This corporation reserves the right to amend, alter, change, or repeal any provision contained in  this Certificate of Re-Incorporation, in the manner now  or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

{MI670281;1}

CERTIFICATE OF AMENDMENT OF CERTIFICATE OF RE-INCORPORATION

ESTABLISHING FIRST SERIES OF PREFERENCE STOCK

(January 26, 1959)

FLORIDA PUBLIC UTILITIES COMPANY, a corporation organized and existing under the laws of the State of Florida, hereby certifies:

1.

That the Board of Directors of said Corporation, at a meeting duly convened and held on the 6th day of January, 1959, adopted unanimously a resolution setting forth a proposed amendment to the Certificate of Re-Incorporation, as amended, of the Corporation, declaring the advisability of such amendment to the Certificate of Re-Incorporation and authorizing the submission thereof at a Special Meeting of the Stockholders of said Corporation for consideration thereof.

2.

That thereafter, on January 26, 1959, pursuant to Notice duly given to all the Stockholders entitled to vote thereat, such Special Meeting of the Stockholders of said Corporation was duly held, at which meeting the following resolution approving the proposed amendment to the Corporation's Certificate of Re-Incorporation was proposed for adoption by such Stockholders:

RESOLVED, that the proposal of the Board of Directors of the Corporation, that the Certificate of Re-Incorporation of the Corporation, as amended, be further amended to establish the first series of Preference Stock of the Corporation, of the par value of $20 per share, and to fix the terms of said series, pursuant to Division A-1 of said Certificate of Re-Incorporation, be and the same hereby is approved and adopted, and that said first series of Preference Stock is hereby designated and established and shall have in addition to the general terms and provisions set forth in said Certificate of Re-Incorporation, as from time to time amended, the following particular terms and provisions:

I.

The first series of the Preference Stock of the Corporation authorized by its Certificate of Re-Incorporation, as amended, shall be designated "$1.12 Convertible Preference Stock, Cumulative", and shall consist of 32,500 shares, or all of the 32,500 presently authorized and unissued shares, of such Preference Stock (hereinafter sometimes generally referred to as "this Series").

II.

The rate at which preferential dividends are to accrue on shares of this Series is hereby fixed at $1.12 per share per annum, and with respect to the initial issue of shares of this Series the date from and after which such dividends are to accrue and be cumulative shall be the date of issue of said shares.

III.

The Corporation will be entitled, at its option, to redeem all of this Series at any time, or any part or parts of this Series from time to time, in the manner and upon the notice set forth in the relevant provisions of the Certificate of Re-Incorporation, as from time to time amended (hereinafter referred to as "the Certificate of Re-Incorporation").  The amount per share which the holders of  shares of this Series so redeemed shall be entitled to receive upon such redemption shall be

(i)

$23.12 for shares so redeemed on or prior to March 31, 1962,

(ii)

$22.87 for shares so redeemed thereafter and on or prior to March 31, 1965,

(iii)

$22.50 for shares so redeemed thereafter and on or prior to March 31, 1968, and

(iv)

$22.00 for shares so redeemed thereafter,

plus, in each case, as provided in the Certificate of Re-Incorporation, an amount equal to accrued dividends, if any.

IV.

The amount per share which the holders of shares of this Series shall be entitled to receive in case of the liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, shall be Twenty Dollars ($20) plus, in case such liquidation, dissolution or winding up be voluntary, a premium equal to the excess over Twenty Dollars ($20) per share of the optional redemption price specified in clauses (i) to (iv), inclusive, of section III above applicable during the period which includes the effective date of such liquidation, dissolution or winding up and plus, in each case, as provided in the Certificate of Re-Incorporation, an amount equal to accrued dividends, if any, subject, however, at all times to the relevant provisions of the Certificate of Re-Incorporation.

V.

Except as provided in the Certificate of Re-Incorporation, and except as may from time to time be provided by law, the holders of shares of this Series shall have no voting rights.  Whenever the holders of shares of this Series shall be entitled to exercise voting rights, each holder of record shall have one vote for each share thereof so held by him.

VI.

Shares of this Series shall be convertible, at the option of the holder, into Common Stock of the Corporation as follows:

A.

Subject to the further provisions of  this section VI, each holder of shares of this Series shall have the right, at any time, to convert such shares into such number of full paid and non-assessable shares of Common Stock of the Corporation (as defined in subsection L of this section VI) as shall be determined by dividing (i) the product of the number of shares surrendered for conversion multiplied by $22.00 by (ii) the conversion price  per share of the Common Stock fixed or determined as hereinafter in subsection F of this section VI provided and adjusting the quotient to the nearest one hundredth of a share, provided,  however, as to any such shares which shall have been called for redemption, such conversion right may not be exercised after the close of business on the day preceding the date fixed for such redemption, but if the last day for the exercise of such conversion right shall be a legal  holiday or a day on which banking institutions are authorized by law to close in the City of New York, then such conversion right may be exercised on the next succeeding day which is neither a legal  holiday nor a day on which banking institutions in said City are authorized by law to close.

B.

The Corporation shall not be required to issue fractions of shares of Common Stock upon conversion of shares of this Series, but in lieu of any fraction of a share which would otherwise be issuable, the Corporation s hall make adjustment for such fractional share interest by payment of an amount in cash equal to the same fraction of the market value of one full share of Common Stock.  Such market value shall be the prevailing market value of the Common Stock on any securities exchange or over-the-counter market at the close of the calendar week next preceding the date of conversion, as determined by the Corporation and evidenced by its certificate filed with the Transfer Agent of the Corporation for shares of its Common Stock or other officer or agent designated pursuant to subsection D of this section VI.

C.

No payment or adjustment shall be made upon any conversion on account of any accrued dividends on the shares of this Series surrendered for conversion or on account of any dividends on the Common Stock issued on such conversion.

D.

The holder of any certificate for shares of this Series desiring to convert any of such shares pursuant to the provisions of this section VI shall surrender such certificate, properly endorsed for, or accompanied by duly executed instruments of, transfer in blank or to the Corporation, to the Conversion Agent which shall be the Transfer Agent of the Corporation for shares of its Common Stock or such officer or other agent of the Corporation as hereafter may be designated for such purpose by the Board of Directors, notice of such designation to be mailed to each of the then holders of record of shares of this Series.  The holder of the shares so surrendered for conversion shall be entitled to receive, as promptly as practicable after such surrender, a certificate or certificates, which shall be expressed to be fully paid and non-assessable, for the number of shares of Common Stock to which he shall be entitled upon such conversion, registered in the name of such holder, or, subject to compliance with the provisions of subsection K of this section VI, registered in such other name or names as he in writing may specify, and cash in respect of any fraction of a share as provided in subsection B of this section VI.

E.

Conversion in respect of any shares of this Series shall be deemed to have been made at the close of business on the date of surrender for conversion of the certificate or certificates representing such shares, and all rights of the holder of such certificate or certificates as a holder of shares of this Series shall cease at such time and the person or persons in whose name or names the certificates for shares of Common Stock are to be issued shall be treated for all purposes as having become the record holder or holders thereof, and such shares shall be deemed to have been issued, at such time, and such conversion shall be at the conversion price in effect at such time; provided, however, that any such surrender on any date when the Common Stock transfer books of the Corporation shall be closed shall constitute the person or persons in whose name or names the certificates for such shares are to be issued as the record holder or holders thereof for all purposes, and such shares shall be deemed to have been issued, at the close of business on the next succeeding day on which such stock transfer books are open, but such conversion shall be at the conversion price in effect at the close of business on the date of such surrender.

F.

The initial conversion price of the Common Stock for purposes of the conversion of the $1.12 Convertible Preference Stock, Cumulative, shall be $22.00.  Such conversion price, however, shall be subject to adjustment from time to time as follows:

(1)

 In case the Corporation shall at any time hereafter issue any shares of its Common Stock now or hereafter authorized but unissued (other than any shares issued upon conversion of any shares of this Series) without consideration or for a consideration per share less than the conversion price of the Common Stock hereunder in effect immediately prior to the issuance of any additional shares of Common Stock, or as a stock dividend, or shall declare any other dividend on its Common Stock except a dividend payable in cash out of its earned surplus, then successively upon each such occurrence of any such event, if the quotient resulting from dividing (i) the total number of shares of Common Stock outstanding immediately after the occurrence of such event into (ii) the amount equal to the sum of (a) the total  number of shares of Common Stock outstanding at the close of business on January 31, 1959, multiplied by $22.00, plus (b) each share of Common Stock issued after January 31, 1959 and prior to the occurrence of the event in question upon conversion of any shares of this Series, multiplied by the conversion price of the Common Stock hereunder in effect at the time of such conversion; plus (c) the aggregate consideration, if any, received by the Corporation for all shares of Common Stock issued after January 31, 1959 (other than shares issued upon conversion of any shares of this Series); less (d) the aggregate amount of any dividend or dividends payable otherwise than in cash out of earned surplus or in Common Stock of the Corporation which shall have been declared payable to stockholders of record after January 31, 1959, shall be less, by 254 or more, than the conversion price of the Common Stock hereunder in effect immediately prior to the occurrence of such event, then the conversion price of the Common Stock hereunder shall be reduced to an amount equal (to the nearest full cent) to the quotient so obtained.

(2)

In case the Corporation shall at any time subdivide or combine into a greater or lesser number of shares the outstanding shares of Common Stock, the conversion price in effect immediately prior to such subdivision or combination shall be proportionately decreased in the case of subdivision or increased in the case of combination, effective in either case at the close of business on the date when such subdivision or combination shall become effective.  In the case of any such subdivision or combination, the figure of 254 set forth in subparagraph (1) above shall be proportionately decreased or increased, as the case may be.

(3)

For the purposes of this subsection f, the following provisions shall also be applicable:

(a)

In case of the issuance of additional shares of Common Stock for cash, the consideration received by the Corporation therefor shall be deemed to be the amount of cash received by the Corporation for such shares, before deducting therefrom any commissions or other expenses paid or incurred by the Corporation for any underwriting of, or otherwise in connection with, the issuance of such shares.

(b)

In case of the issuance (otherwise than upon conversion or exchange of obligations or shares of stock of the Corporation) of additional shares of Common Stock for a consideration other than cash or a consideration a part of which shall be other than cash, the amount of the consideration other than cash received by the Corporation for such shares shall be deemed to be the value of such consideration as determined by the Board of Directors.

(c)

In case of the issuance of additional shares of Common Stock upon conversion or exchange of any obligations or of any shares of stock (other than shares of this Series) of the Corporation t hat shall be convertible into or exchangeable for shares of Common Stock, the amount of the consideration received by the Corporation for such additional shares of Common Stock shall be deemed to be the total of (i) the amount of the consideration received by the Corporation upon the original issuance of such obligations or shares, as the case may be, (exclusive of any amounts representing accrued interest or dividends, and determined upon an average basis in the event that obligations or shares of the same class or series of a class as the obligations or shares so converted or exchange shall have been originally issued for different amounts of consideration) plus (ii) the consideration, if any, other than such obligations or shares, received by the Corporation upon such conversion or exchange, except in adjustment of interest and dividends, with the amounts of such consideration to be determined in the same manner provided in subparagraphs (a) and (b) above with respect to the consideration received by the Corporation in case of the issuance of additional shares of Common Stock.

(d)

Shares of Common Stock issued otherwise than as a stock dividend shall be deemed to have been issued and to be outstanding, and any resulting adjustment of the conversion price shall become effective, at the close of business on the date of issue, except that any shares of Common Stock issued pursuant to a subscription offer terminating not later than thirty days after its commencement shall be deemed to have been issued, and any such adjustment to have become effective, at the close of business on the date when such subscription offer terminates, or if such subscription offer shall h ave been underwritten and any unsubscribed shares, or additional shares of Common Stock not subject to the subscription offer, are to be purchased by underwriters, any shares issued pursuant to such subscription offer shall be deemed to have been issued, and any such adjustment to have become effective, at the close of business on the date such unsubscribed or additional shares are issued or on the fortieth day after the commencement of such subscription offer, whichever first occurs.

(e)

In case of the issuance of additional shares of Common Stock as a dividend, the aggregate number of shares of Common Stock issued in payment of such dividend shall be deemed to have been issued and to be outstanding, and any resulting adjustment of the conversion price shall become effective, as of the close of business on the record date fixed for the determination of stockholders entitled to such dividend and shall be deemed to have been issued without consideration.

(f)

The amount of a dividend in property (including obligations of the Corporation and shares of stock, other than shares of Common Stock of the Corporation) shall be deemed to be the value of such property as of the date of the adoption of the resolution declaring such dividend, as determined by the Board of Directors of the Corporation at or as of that date, and any adjustment of the conversion price resulting from such dividend shall become effective as of the close of business on the record date fixed for the determination of the stockholders entitled thereto.

(g)

The number of shares of Common Stock at any time outstanding shall not include any shares then owned or  held by or for the account of the Corporation.

G.

In case of any reclassification or change of the outstanding shares of Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), o r in case of any consolidation or merger of the Corporation with or into any other corporation (other than a merger or consolidation in which the Corporation is the surviving or continuing corporation and which does not result in any reclassification, conversion or change of the outstanding shares of Common Stock), or in case of any sale or conveyance to another corporation of the property of the Corporation as an entirety or substantially as an entirety, then as a part of such reclassification, change, consolidation, merger, sale or conveyance, lawful provision shall be made so that holders of shares of this Series then or thereafter issued shall thereafter have the right to convert each share of this Series into the kind and amount of shares of stock and/or other securities or property receivable upon such reclassification, change, consolidation, merger, sale or conveyance by a holder of the number of shares of Common Stock into which such share of this Series might have been converted immediately prior to such reclassification, change, consolidation, merger, sale or conveyance.  Such provision shall also provide for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in subsection F of this section VI.  The foregoing provisions of  this subsection G shall similarly apply to successive reclassifications and changes of Common Stock and to successive consolidations, mergers, sales or conveyances.

H.

Whenever the conversion price shall be adjusted pursuant to the provisions of subsection F of this section VI or any reclassification, change, consolidation, merger, sale or conveyance referred to in subsection G of this section VI shall become effective, the Corporation shall forthwith file at the office of the Transfer Agent or of such other officer or agent referred to in subsection D of this section VI a certificate of the Corporation showing in reasonable detail the facts requiring any such adjustment or describing in reasonable detail any such other event, and specifying the adjusted conversion price, and if any such event shall result in a change in the securities into which shares of this Series shall be convertible, specifying such changed securities.  The Corporation shall also cause a notice setting forth any such adjusted conversion price or any such change in securities to be sent by mail, first class, postage prepaid, to the record holders of shares of this Series at their respective addresses appearing on the stock books of the Corporation.

I.

The Corporation covenants that it will at all times reserve  and keep available, solely for the purpose of issue upon conversion of shares of this Series as herein provided, such number of shares of Common Stock as shall be issuable upon the conversion of all outstanding shares of this Series.  The Corporation further covenants that if any shares of Common Stock, so required to be reserved for purposes of conversion of shares of  this Series require registration with or approval of any governmental authority under any Federal or State law before such shares may be issued upon conversion, the Corporation will cause such shares to be duly registered or approved, as the case may be.

J.

Before taking any action which would cause an adjustment reducing the conversion price below the then par value (if any) of the shares of Common Stock, the Corporation will take any corporate action, which may, in the opinion of its counsel, be necessary in order that the Corporation may validly and legally issue fully paid and non-assessable shares of such Common Stock as the conversion price as so adjusted.

K.

The issuance of certificates for shares of Common Stock upon conversion shall be made without charge for any tax in respect of such issuance.  However, if any such certificate is to be issued in a name other than that of the holder of the shares of this Series converted, the person or persons requesting the issuance thereof shall pay to the Corporation the amount of any tax which may be payable in respect of any transfer involved in such issuance or shall  establish to the satisfaction of the Corporation that such tax has been paid.

L.

The term "Common Stock" as used in this section VI shall mean Common Stock of the Corporation as such stock is constituted at the date of initial issuance of shares of this Series or as it may from time to time be changed, or shares of stock of any class, other securities and/or property into which shares of this Series shall at any time become convertible pursuant to the provisions of subsection G of this section VI.

That at said Special Meeting of the Stockholders, a vote of the holders of the Common Stock of record entitled to vote was taken for and against the aforesaid resolution and the amendment to the Corporation's Certificate of Re-Incorporation t herein contained and, upon the canvassing of the vote, it appeared that the holders of  191,763 shares of said Common Stock (being the holders of more than a majority of the issued and outstanding shares of said Common Stock) had voted in favor of the adoption of the aforesaid resolution and amendment to the Corporation's Certificate of Re-Incorporation therein contained, and that the holders of 1,625 shares of said Common Stock voted against the adoption of the aforesaid resolution and amendment.

Certificate of Amendment

of

Certificate of Re-Incorporation

Designating Second Series of

Preferred Stock and fixing

Dividend Rate and Redemption Rights

and Providing for a Sinking Fund

"RESOLVED, by the Board of Directors of Florida Public Utilities Company, that, pursuant to the provisions of Division A of Section 3 of the Certificate of Re-Incorporation, as amended, and subject to the provisions of said Section 3:

(1)

5,000 shares of the authorized and unissued Cumulative Preferred Stock of the Corporation of the par value of $100 per share be issued and the same shall be and are hereby designated as 4-3/4% Series B Cumulative Preferred Stock, and all shares of said Series shall be identical;

(2)

the annual dividend rate on said shares of Series B Cumulative Preferred  Stock is hereby fixed at 4-3/4% of the par value thereof and no more;

(3)

the date from which dividends on shares of said Series B Cumulative Preferred Stock initially issued shall be cumulative is hereby fixed as the date of issuance of said shares;

(4)

said shares of Series B Cumulative Preferred Stock shall be redeemable at any time as provided in Paragraph 4 of Division A of Section 3 of the Certificate of Re-Incorporation, as amended, and the redemption price (the "optional redemption price") payable to the holders of said shares of Series B Cumulative Preferred Stock upon redemption thereof is hereby fixed at $105.75 per share if such redemption shall be effected prior to July 1, 1970, at $104.15 per share if such redemption shall  be effected on July 1, 1970 or thereafter and prior to July 1, 1975, at $102.55 per share if such redemption shall be effected on July 1, 1975 or thereafter and prior to July 1, 1980 and at $101 per share if redeemed on July 1, 1980 or thereafter, including in each case accrued dividends thereon to the date of redemption, except that no shares of the 4-3/4% Series B Cumulative Preferred Stock may be redeemed prior to July 1, 1970 if such redemption is a part of or in anticipation of any refunding operation involving the application of borrowed funds or the proceeds of the issue of any preferred stock, and if such borrowed funds or such shares have an effective annual interest or dividend cost to the Company of less than 4-3/4%;

(5)

the 4-3/4% Series B Cumulative Preferred Stock shall be entitled to the benefits of a sinking fund as follows:

A.

Subject to the provisions of subsection B of this Section (5), the Corporation (unless prevented from so doing by any provision in Division A of Article 3 of the Certificate of Re-Incorporation of the Corporation, as amended, or applicable provision of law or by any restriction contained in any agreement now existing relating to indebtedness of the Corporation) shall call for redemption on July 1 in each year, commencing July 1, 1968, at $100 per share, plus accrued dividends (the "sinking fund redemption price"), in the manner provided in Paragraph 4 of Division A of Article 3 of the Certificate of Re-Incorporation, as amended, a number of shares of the 4-3/4% Series B Cumulative Preferred Stock equal to 1% of the aggregate number of shares of such stock originally issued prior to the June 15 next preceding such July 1 and shall deposit with the Transfer Agent for such stock, in trust for such redemption, at least one day prior to such July 1 an amount of money sufficient to redeem at the sinking fund redemption price thereof the shares so called for redemption on such date.

Such sinking fund obligation shall be cumulative, so that if on any July 1 on or after July 1, 1968 the Corporation shall not have satisfied to the full extent the sinking fund obligation then due, whether by reason of any applicable provision or restriction of the character above mentioned or otherwise, then any such deficiency shall be made good on or before July 1 in the succeeding year or years as soon as and to the extent permitted by law and any applicable provision or restriction of the character aforesaid; and until any such deficiency shall have been so made good no dividends shall be paid or declared and no other distribution shall be made on the Common Stock or any other class of stock ranking junior to the Preferred Stock as to dividends or assets, and neither any Preferred Stock nor any stock ranking junior to the Preferred Stock shall be purchased or otherwise acquired for value by the Corporation.

B.

The Corporation shall have the right to satisfy in whole or in part any sinking fund obligation (including any deficiency in any past sinking fund obligation) by crediting against such obligation (a) any shares of the 4-3/4% Series B Cumulative Preferred Stock purchased or otherwise acquired by the Corporation, and/or (b) shares of such Stock which shall have been redeemed at the optional redemption price thereof, such credit to be effected by delivering to the Transfer Agent for the 4-3/4% Series B Cumulative Preferred Stock not later than the June 15 next preceding the July 1 on which there is due any sinking fund obligation in respect of which such credit is to be taken, a certificate signed by its President or one of its Vice Presidents or its Treasurer or one of its Assistant Treasurers, specifying the election of the Corporation to take such credit and stating that no previous sinking fund credit has been taken in respect of any such shares.

The Corporation shall deliver to the Transfer Agent for the 4-3/4% Series B Cumulative Preferred Stock at least one day prior to the July 1 on which any sinking fund obligation is due, certificates properly endorsed in blank for transfer or accompanied by proper instruments of assignment or transfer in blank and bearing all necessary stock transfer tax stamps thereto affixed and canceled, for any shares of such stock purchased or otherwise acquired by the Corporation which are to be used as a credit against the sinking fund obligation due on such date.

and

(6)

so long as any shares of the 4-3/4% Series B Cumulative Preferred Stock shall remain outstanding, any alteration, amendment or repeal of any of the provisions hereof relative to the rights, designations, privileges or voting powers of the 4-3/4% Series B Cumulative Preferred Stock in any manner prejudicial to the holders thereof shall require the written consent or the affirmative vote of the holders of at least two-thirds of the issued and outstanding shares of the 4-3/4% Series B Cumulative Preferred Stock.

Exhibit 3(ii)

FLORIDA PUBLIC UTILITIES COMPANY

BY-LAWS

AS AMENDED SEPTEMBER 5, 2001

BY-LAWS

OF

FLORIDA PUBLIC UTILITIES COMPANY

*******************************

ARTICLE I

Name

The name of this Corporation shall be FLORIDA PUBLIC UTILITIES COMPANY.

ARTICLE II

Stockholders’ Meetings

All meetings of the stockholders shall be held at the office of the Corporation in West Palm Beach, Florida, except in cases in which the notice thereof designates some other place, either within or without the State of Florida.

ARTICLE III

Annual Meetings

The Annual Meeting of Stockholders of this Corporation shall be held, beginning with the year 2002, at the hour of 11:00 o’clock a.m. on the second Tuesday in May in each year, if not a legal holiday, and if a legal holiday, then on the first day following not a legal holiday.  In the event that such annual meeting is omitted by oversight or otherwise on the date herein provided therefor, a subsequent meeting may be held in place thereof, and any business transacted or elections held at such meeting shall be as valid as if transacted or held at the annual meeting.  Such subsequent meetings shall be called in the same manner and as provided for Special Stockholders= Meetings.

#

ARTICLE IV

Special Meetings

Except as otherwise provided in the Certificate of Re-Incorporation, Special Meetings of the Stockholders of this Corporation shall be held whenever called by the Chairman of the Board, the President, any Vice President, or upon the written request of a majority of the entire Board of Directors or whenever the holder or holders of not less than a majority of the capital stock issued and outstanding and entitled to vote thereat shall make application therefore to the Secretary or an Assistant Secretary.

ARTICLE V

Notice of Stockholders’ Meetings

Notice of each stockholders’ meeting, stating the date, time and place, and in the case of special meetings the objects for which such meeting is called, shall be given by the Secretary or an Assistant Secretary by mail to each stockholder of record entitled to vote thereat at his or her registered address, at least ten days prior to the date of the meeting, and the person giving such notice shall make affidavit in relation thereto.

Any meeting at which every stockholder entitled to vote is present either in person or by proxy, or of which those not present have waived notice in writing, or at which stockholders who hold four-fifths of the stock entitled to vote shall be present however called or notified, and shall sign a written consent thereto on the records of the meeting, shall be a legal meeting for the transaction of business, notwithstanding that notice has not been given as hereinbefore provided.

ARTICLE VI

Waiver of Notice

Notice of any stockholders’ meeting may be waived by any stockholder.

ARTICLE VII

Quorum

Except as otherwise provided in the Certificate of Re-Incorporation, at any meeting of the stockholders a majority in interest of the stock of the Corporation issued and outstanding, and entitled to vote, represented by stockholders of record in person or by proxy, shall constitute a quorum, but a less interest may adjourn any meeting from time to time and the meeting may be held as adjourned without further notice.  Except as otherwise provided by Statute or by the Certificate of Re-Incorporation, when a quorum is present at any meeting a majority of the stock represented thereat shall decide any question brought before such meeting.

ARTICLE VIII

Proxy and Voting

Stockholders of record entitled to vote may vote at any meeting either in person or by proxy in writing, which shall be filed with the Secretary of the meeting before being voted.  Each share of stock shall be entitled to one vote.

ARTICLE IX

Board of Directors

Except as may be otherwise fixed by or pursuant to the provisions of the Certificate of Re-Incorporation, as amended from time to time, relating to the rights of the holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation to elect directors under specified circumstances, the number of the directors of the Corporation shall consist of not less than three nor more than nine persons with the number to be determined, from time to time, exclusively by a majority of the entire Board of Directors.   The directors, other than those who may be elected by the holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation to elect directors under specified circumstances, shall be classified, with respect to the time for which they severally hold office, into three classes, as nearly equal in number as possible, one class to be originally elected for a term expiring at the Annual Meeting of Stockholders to be held in 1987, another class to be originally elected for a term expiring at the Annual Meeting of Stockholders to be held in 1988, and another class to be originally elected for a term expiring at the Annual Meeting of Stockholders to be held in 1989, with each class to hold office until its successor is elected and qualified.  At each Annual Meeting of the Stockholders of the Corporation, the successors of the class of directors whose term expires at that meeting shall be elected to hold office for a term expiring at the Annual Meeting of Stockholders held in the third year following the year of their election.  Directors need not be stockholders of the Corporation.

ARTICLE X

Powers of Directors

The Board of Directors shall have the entire management of the business of the Corporation.  In the management and control of the property, business and affairs of the Corporation, the Board of Directors is hereby vested with all of the powers possessed by the Corporation itself so far as this delegation of authority is consistent with the laws of the State of Florida, with the provisions of the Certificate of Re-Incorporation or with the provisions of these By-Laws.  The Board of Directors shall have power to determine what constitutes net earnings, profits and surplus, respectively, what amount shall be reserved for working capital and for any other purposes, and what amounts shall be declared as dividends and such determination of the Board of Directors shall be final and conclusive.

ARTICLE XI

Executive Committee

The Board of Directors may elect from their number an Executive Committee of not less than two nor more than five members, which Committee may exercise the powers of the Board of Directors, when the Board is not in session, in the management of the business of the Corporation.  The Executive Committee shall report its action to the Board for approval.  The Executive Committee may make rules for the holding and conduct of its meetings and the keeping of the records thereof.

ARTICLE XII

Meetings

Regular meetings of the Board of Directors shall be held in such places and at such times as the Board may by vote from time to time determine, and if so determined no notice thereof need be given.  Special meetings of the Board of Directors may be held at any time or place whenever called by the Chairman of the Board, the President, a Vice President or three or more Directors, reasonable notice thereof being given by the Secretary or an Assistant Secretary or officer calling the meeting to each director, or at any time without formal notice provided all the directors are present, or those not present have waived notice thereof in writing.  Such special meetings shall be held at such times and places as the notice thereof or waiver shall specify.

ARTICLE XIII

Quorum

A majority of the Board of Directors shall constitute a quorum for the transaction of business, but a less number may adjourn any meeting from time to time and the meeting may be held as adjourned without further notice.  When a quorum is present at any meeting, except as otherwise provided in these By-Laws, the Certificate of Re-Incorporation or by law, a majority of the members in attendance thereat shall decide any question brought before such meeting.

ARTICLE XIV

Officers

The officers of this Corporation shall be a Chairman of the Board, a President, one or more Vice Presidents, a Secretary and a Treasurer.  The officers shall be elected by the Board of Directors at a meeting held after its election by the stockholders, and a regular meeting may be held without notice for this purpose immediately after the Annual Meeting of the Stockholders and at the same place.

ARTICLE XV

Eligibility of Officers

The Chairman of the Board and the President shall be Directors of the Corporation.  The Vice Presidents, Secretary and Treasurer and such other officers as may be appointed may be, but need not be, Directors of the Corporation.  Any person may hold two or more offices except that the Chairman of the Board or the President shall not also be the Secretary or an Assistant Secretary.

ARTICLE XVI

Additional Officers and Agents

The Board of Directors at its discretion may appoint one or more Assistant Treasurers and one or more Assistant Secretaries, and such other officers or agents as it may deem advisable and prescribe the duties thereof.

The Board of Directors shall designate either the Chairman of the Board or the President as the Chief Executive Officer of the Corporation.  Subject to the control of the Board of Directors, the Chief Executive Officer shall have general charge and control of the business and affairs of the Corporation.

ARTICLE XVII

Chairman of the Board

The Chairman of the Board shall be the senior officer of the Corporation, and may also be the Chief Executive Officer pursuant to Article XVI of these By-Laws, and shall preside at all meetings of the stockholders and the Board of Directors at which he is present, and shall perform such other duties as may, from time to time, be assigned to him by the Board of Directors.

ARTICLE XVIII

President

The President may be the Chief Executive Officer pursuant to Article XVI of these By-Laws.  He shall from time to time obtain information concerning the affairs and business of the Corporation and shall promptly lay such information before the Board of Directors.  He shall communicate to the Board of Directors all matters presented by any officer of the Corporation for its consideration and shall, from time to time, communicate to the officers such action of the Board of Directors as may, in his judgement, affect the performance of their official duties. He shall, subject to the approval of the Board of Directors, have power to appoint and remove all servants, agents and employees of the Corporation other than its officers, and shall perform all such other duties as are incident to the office of President and such specific duties as may, from time to time, be assigned to him by the Board of Directors.  In the absence of the Chairman of the Board, he shall preside at all meetings of the stockholders and at all meetings of the Board of Directors at which he is present, and shall sign all certificates of stock, bonds, deeds and contracts of the Corporation.

ARTICLE XIX

Vice Presidents

 A Vice President shall perform the duties and have the powers of the President during the absence or disability of the President, shall have power to sign all certificates of stock, bonds, deeds and contracts of the Corporation, and shall perform such other duties and have such other powers and titles as the Board of Directors or the President shall, from time to time, designate.

ARTICLE XX

Secretary

The Secretary of the Corporation shall be present at all the meetings of stockholders, the Board of Directors and the Executive Committee, respectively, shall keep an accurate record of the proceedings at such meetings in books provided for that purpose, which books shall be open at all times during business hours for such inspection as is required by law, and shall perform all the duties commonly incident to his office, and shall perform such other duties and have such other powers as the Board of Directors shall, from time to time, designate.  In his absence, an Assistant Secretary or a Secretary pro tempore shall perform his duties.

ARTICLE XXI

Treasurer

The Treasurer shall have the care and custody of the funds of the Corporation, and shall have and exercise under the supervision of the Board of Directors, all the powers and duties commonly incident to his office, and shall give bond in such sum and with such sureties as may be required by the Board of Directors.  He shall have the custody of all the money, funds and valuable papers and documents of the Corporation, except his own bond, if any, which shall be in the custody of the President.  He shall deposit all the funds of the Corporation in such bank or banks, trust company or trust companies, or with such firm or firms doing a banking business as the directors shall designate.  He may endorse for deposit or collection all notes et cetera payable to the Corporation or its order.  He shall issue notes and accept drafts on behalf of the Corporation, and he shall keep accurate books of account of the Corporation’s transactions, which shall be the property of the Corporation, and, together with all its property in his possession, shall be subject at all times to the inspection and control of the directors.  The Treasurer shall hold his office during the pleasure of the Board of Directors and shall in every way be subject to their order.  The directors may appoint one or more Assistant Treasurers, with such powers and duties, including the powers and duties of the Treasurer, as herein stated, as shall seem to them best.  Except as the Board of Directors shall otherwise expressly order, all checks, drafts, notes or other obligations for the payment of money shall be signed by the Treasurer or an Assistant Treasurer and, with the exception of checks for an amount of $1,000 or less, shall be countersigned as a condition to their validity by the President, a Vice President or such other officer, agent or person as the directors shall by resolution direct.  Checks for the total amount of any payroll may be drawn in accordance with the foregoing provisions and deposited in a special fund and checks upon this fund may be drawn by such person or persons as the Treasurer may designate in favor of the various employees named on such payroll, and such checks need not be countersigned.  The Board of Directors may authorize, from time to time, the establishment of special funds for the corporate purposes of the Corporation.

ARTICLE XXII

Removals

As provided in Section 2 of Article 7 of the Certificate of Re-Incorporation, the stockholders may at any meeting called for the purpose, by vote of at least seventy percent (70%) in interest of the capital stock issued and outstanding and entitled to vote, remove any director, but only for cause.  The directors, by vote of not less than a majority of the entire Board, may remove a director or any officer or agent of the Corporation.

ARTICLE XXIII

Vacancies

Except as otherwise provided in the Certificate of Re-Incorporation, if the office of any director, officer or agent, becomes vacant by reason of death, resignation, removal, disqualification, or otherwise, or in the case of directors by reason of an increase in the number of directors, the remaining directors, although less than a quorum, may, by a majority vote, choose a successor or successors, who shall hold office until the next Annual Meeting of Stockholders, but vacancies in the Board of Directors may be filled by the stockholders at a meeting called for that purpose, unless such vacancy shall have been filled by the directors.

ARTICLE XXIV

Certificates of Stock

Every stockholder shall be entitled to a certificate or certificates of stock of the Corporation in form prescribed by the Board of Directors, duly numbered and sealed with the corporate seal of the Corporation, and setting forth the number and kind of shares represented thereby to which each stockholder is entitled.  Such certificates shall be signed by the President or a Vice President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the Corporation.  The Board of Directors may also appoint one or more Transfer Agents and/or Registrars for its stock of any class or classes and require stock certificates to be countersigned and/or registered by one or more of such Transfer Agents and/or Registrars.  If certificates of capital stock of the Corporation are signed by (a) a Transfer Agent or an Assistant Co-Transfer Agent, other than the Corporation itself, or by (b) a transfer clerk acting on behalf of the Corporation and a registrar, the signatures of the officers of the Corporation and the seal of the Corporation thereon may be facsimiles, engraved or printed.  Any provisions of these By-Laws with reference to the signing and sealing of stock certificates shall include, in cases above permitted, such facsimiles.  In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been used on any such certificate or certificates shall cease to be such officer or officers of the Corporation, whether because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by the Corporation, such certificate or certificates may nevertheless be adopted by the Board of Directors of the Corporation and be issued and delivered as though the person or persons who signed such certificate or certificates or whose facsimile signature or signatures shall have been used thereon had not ceased to be such officer or officers of the Corporation.

ARTICLE XXV

Transfer of Stock

Shares of stock may be transferred by delivery of the certificate, accompanied either by an assignment in writing on the back of the certificate or by a written power of attorney to sell, assign and transfer the same, signed by the registered owner of the certificate.  No transfer shall affect the right of the Corporation to pay any dividend upon the stock or to treat the holder of record as the holder in fact, unless such transfer is recorded on the books of the Corporation or a new certificate is issued to the person to whom it has been so transferred.  It shall be the duty of every stockholder to notify the Corporation of his post office address.

ARTICLE XXVI

Transfer Books

The Board of Directors may prescribe a period not exceeding sixty days prior to any meeting of the stockholders during which no transfer of the stock entitled to vote at the meeting may be made on the books of the Corporation.  The Board of Directors may fix a day not more than sixty days prior to the holding of any meeting as a day as of which stockholders of record entitled to notice of and to vote at such meeting shall be determined, and only stockholders of record on such day shall be entitled to notice of or to vote at such meeting.

ARTICLE XXVII

Loss of Certificates

In the case of the loss, mutilation or destruction of a certificate of stock, a duplicate certificate may be issued upon such terms as the directors shall prescribe.

ARTICLE XXVIII

Seal

The seal of this Corporation shall consist of a circular die, with the words and figures ‘Florida Public Utilities Company Incorporated 1924 Florida’, cut or engraved thereon.

ARTICLE XXIX

Indemnification of Directors and Officers

The Corporation shall, to the extent legally permissible, indemnify each of its directors and officers (including persons who serve at its request as directors, officers, or trustees of another organization in which it has any interest, as a shareholder, creditor or otherwise) against all liabilities and expenses, including amounts paid in satisfaction of judgements, in compromise or as fines and penalties, and counsel fees, reasonably incurred by him in connection with the defense or disposition of any action, suit or other proceeding, whether civil or criminal, in which he may be involved or with which he may be threatened, while in office or thereafter, by reason of his being or having been such a director or officer, except with respect to any matter as to which he shall have been adjudicated in such action, suit or proceeding not to have acted in good faith in the reasonable belief that his action was in the best interests of the Corporation; provided, however, that as to any matter disposed of by a compromise payment by such director or officer, pursuant to a consent decree or otherwise, no indemnification either for said payment or for any other expenses shall be provided unless such compromise shall be approved as in the best interests of the Corporation, after notice that it involves such indemnification, (a) by a disinterested majority of the directors then in office; or (b) by a majority of the disinterested directors then in office, provided that there has been obtained an opinion in writing of independent legal counsel to the effect that such director or officer appears to have acted in good faith in the reasonable belief that his action was in the best interests of the Corporation; or (c) by the holders of a majority of the outstanding stock at the time entitled to vote for directors, voting as a single class, exclusive of any stock owned by any interested director or officer.  In discharging his duty any such director or officer, when acting in good faith, may rely upon the books of account of the Corporation or of such other organization, reports made to the Corporation or to such other organization by any of its officers or employees or by counsel, accountants, appraisers or other experts selected with reasonable care by the Board of Directors or Trustees, or upon other records of the Corporation or of such other organization.  Expenses incurred with respect to any such action, suit or proceeding may be advanced by the Corporation prior to the final disposition of such action, suit or proceeding, upon receipt of an undertaking by or on behalf of the recipient to repay such amount unless it is ultimately determined that he is entitled to indemnification.  The right of indemnification hereby provided shall not be exclusive of or affect any other right to which any director or officer may be entitled.  As used in this paragraph, the terms “Director” and “Officer” include their respective heirs, executors and administrators and an “interested” director or officer is one against whom in such capacity the proceedings in question or another proceeding on the same or similar grounds is then pending.  Nothing contained in this Article shall affect any rights to indemnification to which corporate personnel, other than directors and officers, may be entitled by contract or otherwise under law.

ARTICLE XXX

Amendments

These By-Laws may be amended, added to, altered or repealed in full or in part at any Annual or Special Meeting of Stockholders of the Corporation by vote in either case of at least seventy percent (70%) in interest of the capital stock issued and outstanding and entitled to vote, provided that notice of the proposed amendment, addition, alteration or repeal is included in the notice of said meeting, or by the affirmative vote of a majority of the Board of Directors present at any regular or special meeting of the Board of Directors, provided notice of the proposed amendment, addition, alteration or repeal is included in the notice of said meeting.

Exhibit 99(1)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Florida Public Utilities Company (the "Company") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-Q"), I, George Bachman, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ George Bachman

George Bachman
Chief Financial Officer
August 13, 2002

Exhibit 99(2)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Florida Public Utilities Company (the "Company") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-Q"), I, John English, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(3)

The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4)

The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John English

John English
Chief Executive Officer
August 13, 2002