Form 10-Q
period 2002-09-30
FLORIDA PUBLIC UTILITIES CO
filed 2002-11-12
CIK 37643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On October 31, 2002 there were 3,881,589 shares of $1.50 par value common shares outstanding.

               PART I

         Financial Information

                    Item 1.  Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)
	September 30,	December 31,
	2002	2001
ASSETS
Utility Plant	$ 162,415	$ 151,656
Less accumulated depreciation	57,255	54,327
Net utility plant	105,160	97,329

Current Assets
Cash	1,963	3,198
Accounts receivable	7,549	7,169
Allowance for uncollectible accounts	(242)	(131)
Unbilled receivable	1,332	1,482
Inventories	3,348	3,343
Prepayments and deferrals	766	670
Under recovery of conservation and unbundling	17	343
Total current assets	14,733	16,074

Other Assets
Investments held in escrow	2,815	3,417
Restricted bond proceeds	1,247	8,008
Deferred charges	10,073	9,260
Goodwill	3,125	3,066
Intangible Assets	2,830	2,835
Total other assets	20,090	26,586
Total	$ 139,983	$ 139,989

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity	$ 30,770	$ 29,329
Preferred stock	600	600
Long-term debt	52,500	52,500
Total capitalization	83,870	82,429

Current Liabilities
Notes payable	15,429	20,430
Accounts payable	5,075	5,637
Insurance accrued	2,279	2,257
Interest accrued	1,658	877
Other accruals and payables	5,095	3,186
Over recovery of fuel	2,091	1,800
Customer deposits	5,415	4,454
Total current liabilities	37,042	38,641

Other Liabilities
Deferred income taxes and regulatory tax liability	9,168	9,717
Deferred credits	9,903	9,202
Total other liabilities	19,071	18,919
Total	$ 139,983	$ 139,989
The financial reports should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2001 Form 10-K.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2002	2001	2002	2001
Electric	$ 11,528	$ 10,857	$ 31,162	$ 30,233
Natural gas	7,293	6,771	28,207	36,536
Propane gas	1,462	988	5,337	4,011
Water	889	805	2,405	2,237
Total revenues	21,172	19,421	67,111	73,017

Cost of fuel and taxes based on revenues	12,210	11,819	38,775	48,382

Gross Profit	8,962	7,602	28,336	24,635

Operating Expenses
Operations	5,288	4,367	15,272	13,159
Depreciation and amortization	1,336	1,199	3,990	3,604
Taxes other than income taxes	710	608	2,075	1,877
Income taxes	144	185	1,233	1,196
Total operating expenses	7,478	6,359	22,570	19,836

Operating Income	1,484	1,243	5,766	4,799
Interest Charges and Other
Merchandise and service revenue	(641)	(604)	(2,076)	(1,836)
Merchandise and service expenses	633	490	1,935	1,642
Gain from sale of property	(28)	-	(113)	-
Interest expense	1,145	833	3,330	2,549
Other (income) deductions	(201)	(111)	(380)	(281)
Income taxes - other	106	97	332	204
Total interest charges and other	1,014	705	3,028	2,278

Net Income	470	538	2,738	2,521

Preferred Stock Dividends	7	7	21	21

Earnings for Common Stock	$ 463	$ 531	$ 2,717	$ 2,500

Earnings Per Common Share – Basic and Diluted	$ 0.12	$ 0.14	$ 0.70	$ 0.66

Dividends Declared Per Common Share	$ 0.14	$ 0.14	$ 0.42	$ .41

Average Shares Outstanding	3,877,987	3,801,504	3,867,496	3,790,931

The financial reports should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2001 Form 10-K.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Nine Months Ended
	September 30,
	2002	2001
Net Cash Flow provided by Operating Activities	$ 7,862	$ 6,127
Cash Flows from Investing Activities
Construction expenditures	(11,754)	(10,812)
Reduction of restricted bond proceeds	6,761	-
Reduction of deposit held in escrow for dividend payment	541	-
Proceeds from sale of property	878	-
Other	742	308
Net cash used in investing activities	(2,832)	(10,504)
Cash Flows from Financing Activities
Net change in short-term borrowings	(5,001)	(8,440)
Increase in long-term borrowings	-	14,068
Dividends paid	(1,642)	(1,567)
Other	378	342
Net cash provided (used) by financing activities	(6,265)	4,403

Net change in cash	(1,235)	26

Cash at beginning of period	3,198	66

Cash at end of period	$ 1,963	$ 92

The financial reports should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2001 Form 10-K.

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002

(UNAUDITED)

1.

In the opinion of management the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  The operating results for the period are not necessarily indicative of the results that may be expected for the full year.  For further information refer to the audited consolidated financial statements and footnotes thereto included in Florida Public Utilities (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2001.

2.

Average shares outstanding and dividends per common share have been restated to reflect the four-for-three stock split declared on June 14, 2002 and distributed on July 1, 2002.

3.

The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends.  At September 30, 2002, under the most restrictive provision, approximately $4,000,000 of retained earnings was unrestricted.

4.

Segment information is summarized as follows (in thousands):

Summary of Revenues and Operating Income before Income Taxes:
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Electric	$ 11,528	$ 10,857	$ 31,162	$ 30,233
Natural Gas	7,293	6,771	28,207	36,536
Propane Gas	1,462	988	5,337	4,011
Water	889	805	2,405	2,237
Total Revenues	$ 21,172	$ 19,421	$ 67,111	$ 73,017

Operating Income before Income Taxes
Electric	$ 984	$ 925	$ 2,506	$ 2,399
Natural Gas	411	221	3,289	2,592
Propane Gas	(80)	(14)	413	312
Water	313	296	791	692
Total Operating Income before Income Taxes	$ 1,628	$ 1,428	$ 6,999	$ 5,995

Total assets by segment have not changed materially from December 31, 2001.

5.

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

Intangible assets associated with the Company’s recent acquisitions have been identified and are shown as separate line items on the balance sheet.  Amounts as of December 31, 2001 have been reclassified to conform to this presentation.  The intangibles subject to amortization over a five-year period are non-compete agreements totaling $35,000.  The remaining intangibles identified are customer distribution rights of $1,900,000 and customer relationships of $900,000, both of which have indefinite lives and are not subject to amortization.

All goodwill relates to the recent gas acquisitions and accordingly, there is no amortization of goodwill reported in the accompanying condensed consolidated financial statements. Goodwill is $1,513,000 in the natural gas segment and $1,612,000 in the propane segment. The test for goodwill impairment was performed for the reporting units during the second quarter of 2002. The test results showed that there was no impairment in either reporting unit.

6.

Mergers and Acquisitions.

In October 2001, the Company acquired Z-Gas Company, Inc., a propane gas service distribution company, in a stock for stock transaction valued at approximately $600,000. The merger added about 1,000 customers to the propane operation in the Northeast Florida Division.  In December 2001, the Company acquired certain net assets of Atlantic Utilities, the Florida operation of Southern Union Company in a cash transaction valued at approximately $10,000,000.  Atlantic Utilities served about 4,400 natural gas customers in New Smyrna Beach and about 1,900 propane customers in central and south Florida.  The excess of the consideration paid over the estimated fair value, or the depreciated original cost for regulated entities, of net assets including intangibles acquired in both the Atlantic Utilities and Z-Gas acquisitions was approximately $3,100,000.  This was recorded as goodwill and according to FAS 142 is not being amortized.  The natural gas portion of this amount is approximately $1,513,000.

On November 1, 2002, the Company acquired Nature Coast Utilities, a propane gas service distribution company, for approximately $500,000 in a cash-for-stock transaction.  The merger added about 1,300 customers to the propane operation in the Company’s new Nature Coast Division located in West Central Florida.

7.

Gain on Sale of Property

The Company sold property held in Delray Beach, in its South Florida division, for a gain of approximately $529,000 in the first quarter of 2002.  This property was primarily regulated property and accordingly the majority of the gain has been deferred awaiting Florida Public Service Commission (FPSC) approval on the disposition of that gain. The Company is requesting approval by the FPSC to allow us to amortize the gain with an offset to depreciation expense over five years beginning April 2002. The non-regulated portion of the gain has been recognized in the first quarter of 2002 and amounts to $53,000, net of income taxes.

The Company sold property held in Deland, in its Central Florida division, for a gain of approximately $186,000 during the third quarter of 2002.  This property was primarily regulated property and accordingly the majority of the gain has been deferred awaiting Florida Public Service Commission (FPSC) approval on the disposition of that gain.  The Company is requesting approval by the FPSC to allow us to amortize the gain with an offset to depreciation expense over five years beginning August 2002.  The non-regulated portion of the gain has been recognized in the third quarter of 2002 and amounts to $17,000, net of income taxes.

The earnings per share for the $17,000 gain included in the three months ended September 30, 2002 is less than $0.01.  The earnings per share effect of both gains included in the nine months ended September 2002 is $0.02. Excluding the property gains in the nine months ended September 30, 2002, earnings per share would be $.68 per share.

8.

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

Environmental

West Palm Beach Site   The Company is  currently conducting a contamination assessment investigation of a parcel of property owned by it in West Palm Beach, Florida, upon which  the Company previously operated a gasification plant.  After a preliminary contamination assessment investigation indicated soil and groundwater impacts, the Company entered into a consent order with the Florida Department of Environmental Protection (“FDEP”).  The consent order required us to delineate the extent of soil and groundwater impacts associated with the prior operation of the gasification plant and to remediate such soil and groundwater impacts, if  necessary.  A Supplemental Contamination Assessment Report Addendum (“SCARA”) was submitted to FDEP in December 2001 for review and comment.  On September 26, 2002, The Company submitted a work plan for additional field work to respond to FDEP's comments to the SCARA.  This work will be undertaken in conjunction with additional soil investigation planned for November/December 2002 to assist in the preparation of a Feasibility Study to evaluate remedial alternatives for the site.

Prior  to completion of the contamination assessment/feasibility study phases, the Company is unable to determine the complete extent or cost of remedial action which may be required.  A revised preliminary estimate from our environmental consultant projected that remediation costs for this site may reach approximately $4,500,000.  A portion of the on-site impacts has been determined to be eligible for reimbursement from a state fund and the FDEP has determined that a portion of the work conducted off-site may be eligible for reimbursement under state law.

Sanford Site    The Company owns a parcel of property located in Sanford, Florida, upon which a gasification plant was operated prior to our acquisition of the property.  Upon the discovery of soil and groundwater impacts on the property, the Company has participated with four former owners and operators of the gasification plant in the funding of numerous investigations of the extent of the impacts and the identification of an appropriate remedy.  On or about March 25, 1998, the Company has executed an Administrative Order on Consent (“AOC”) with the four former owners and operators (collectively, the “Group”) and the United States Environmental Protection Agency ("EPA") that obligated the Group to implement a Remedial Investigation/Feasibility Study (“RI/FS”) task and to pay EPA’s past and future oversight costs for the RI/FS.  The Group also entered into a Participation Agreement and an Escrow Agreement on or about April 13, 1998.  These agreements governed the manner and means by which all parties were to satisfy their respective obligations under the AOC for the RI/FS task.  The Company agreed to pay approximately 13.7% of the cost for the RI/FS.  Field work for the RI/FS was initiated in 1998.  A final RI report was submitted to EPA in July 1999. The Group also submitted a Baseline Risk Assessment to EPA in January 2000, including an Ecological Risk Assessment (“ERA”).  Additional field work will be required to complete the ERA at a total estimated cost of less than $50,000.  Our share of the additional ERA work is 13.7%.

On July 5, 2000, EPA  issued a Record of Decision (“ROD”) approving the final remedial action for contaminated soils at the site (“OU1 Remedy”). The initial estimated cost for the OU1 Remedy described in the ROD ranged from $5,593,000 to $5,760,000.  On June 12, 2001, EPA issued a ROD approving the final remedial action for contaminated groundwater at the site  (“OU2 Remedy”).  The present worth cost estimate for the OU2 Remedy was $320,252.

The Group recently completed negotiations on a remedial design/remedial action (“RD/RA”) Consent Decree with EPA to provide for the implementation of the OU1 Remedy and OU2 Remedy.  The Group anticipates that the Consent Decree will be signed by EPA and lodged with the United States District Court for public comment by the end of October 2002.  After lodging, there is a thirty (30) day minimum public comment period.  At the conclusion of the comment period, the Court will enter the Consent Decree, unless there has been opposition filed.

Pursuant to the Consent Decree, pre-remedial design fieldwork was performed to assist in the design of the final remedy for OU1 and OU2.  The cost of the additional field and design work was approximately $850,000.  Upon EPA’s approval of the final design, the Group will be obligated to implement the remedy for OU1 and OU2.  Based on fieldwork completed recently, it is now anticipated that the final cost of the remedy for OU1 and OU2 will exceed the $6,000,000 combined estimate provided in the RODs for OU1 and OU2.  Pursuant to the terms and conditions of the Second Participation Agreement entered into by the members of  the Group on August 1, 2000,  our share of costs for implementation of the OU1 Remedy and OU2 Remedy, including the pre-remedial design field work,  is 10.5%, up to a maximum cost of $6,000,000.  The Company will oppose any effort by the Group to increase our share of total remedial costs above 10.5% of the current $6,000,000 cap, since the increased remedial cost is due to the discovery of additional impacted soils on property not owned by us. The Consent Decree also obligates the Group to reimburse EPA’s past costs of approximately $142,500 and EPA’s future oversight costs.  Our share of EPA’s past costs and future oversight costs is 10.5%.

Based on existing information, the Company believes that all future contamination assessment and remedial costs, legal fees and other related costs will not be in excess of the rate relief granted and insurance settlement proceeds the Company received.

Other

On or about October 18, 2000, Violet Skipper, PC Buyers, Inc. and Thomas Wade Skipper filed suit against us in the Circuit Court for Palm Beach County, Florida. The case was later transferred to Jackson County, Florida. The lawsuit alleged that the Company failed to properly install and/or maintain electrical power lines, utility poles and related equipment which allegedly caused a fire that spread to and eventually destroyed a warehouse/office facility that was owned by Violet Skipper, that housed the place of business of the corporate plaintiff and that contained property therein owned by all the plaintiffs.  The warehouse/office facility was located in Jackson County, Florida. Plaintiffs alleged damages in excess of $1,000,000.  The Company has denied the claims in the complaint and are vigorously defending the claims on the theory that the alleged fire started within the warehouse/office facility and not at or in our electrical equipment.

On or about August 13, 2001, Darrell Glenn filed suit against us in the Circuit Court for Palm Beach County, Florida.  The case was later moved to Nassau County, Florida where it is pending.  The lawsuit alleged that the employee of a painting subcontractor was shocked and injured on May 16, 2001 while painting electrical equipment at our step-down site in Fernandina Beach, Florida.  His employer was operating under an agreement that required it to supervise its own workers.  The plaintiff claims the Company was negligent and that our negligence caused his injuries to his torso, which experienced some degree of burn.  The plaintiff has not specified an amount of claim.  The Company has brought the subcontractor into this action as a third-party defendant and to seek indemnification and contribution from the subcontractor.  The Company intends to vigorously defend this claim and to pursue the third-party claim against the subcontractor.

The Company is also involved with other various claims and litigation incidental to our business. In our opinion, none of these incidental claims and litigation will have a material adverse effect on our results of operations or our financial condition.

9.

Impact of Recent Accounting Standards

Financial Accounting Standard No. 143

In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, “Accounting for Asset Retirement Obligations.” The statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset.  The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life.  FAS 143 is effective for fiscal years beginning after June 15, 2002.  The ultimate effect on the financial statements is unknown, however, management believes that the effect on operating results will be immaterial and believes that the impact on the regulated portion of the business, if any, would be an allowable item for recovery in the Company’s rates.

Financial Accounting Standard No. 146

In July 2002, the FASB issued FAS 146, “Accounting for Cost Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will apply this guidance prospectively to any exit or disposal activities initiated after December 31, 2002

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors could cause actual results to differ materially from those projected in these forward-looking statements.

Financial Condition.

The Company has a $20,000,000 line of credit with its primary bank through April 2003.  On September 30, 2002, $4,571,000 was available.  The terms provide for interest at LIBOR plus fifty basis points. The Company has reserved $250,000 for a letter of credit to the state of Florida covering our propane operations. In addition, the Company has reserved $1,000,000 of the line of credit as a contingency for major storm repairs in the Northwest Florida electric division as required by the FPSC.  A secondary line of credit of $2,500,000 was paid off and closed at the end of September 2002 and is no longer available.

The Company issued $14,000,000 of Palm Beach County municipal bonds (Industrial Development Revenue Bonds) on November 14, 2001 to finance development in the area.  The bond proceeds are restricted and held in trust until construction expenditures in the county are actually incurred by the Company.  Funds are drawn after each month’s construction expenditures through 2003. At September 30, 2002 the restricted funds held by the trustee and available for future draws were $1,247,000, including interest.  Approximately $6,843,000 was drawn from the restricted investment and used during 2002.

Approximately $942,000 in additional construction was spent in 2002 compared to 2001, primarily due to the Lake Worth generation facility pipeline project.  This was offset by the amount drawn from restricted funds, net of the interest earned from the funds, and the sale of property, resulting in a reduction of  “net cash used in investing activities”, in the cash flow statement, from the prior year.  Short-term borrowings were paid down in 2002 from the additional sources of cash from operating activities.

On July 1, 2002 a four-for-three stock split was issued to the record holders of June 14, 2002.  All common share information has been restated to reflect the stock split.

Notes payable, long-term debt and preferred stock at September 30, 2002 is 69% of total capitalization plus notes payable, with equity accounting for the remaining 31%.  This leverage, along with covenants of our primary bank, would most likely limit additional long-term debt being issued without additional equity financing.  To meet future cash requirements, an equity offering is being considered during the fourth quarter of 2002, with projected proceeds to be approximately $12,000,000 to $14,000,000.  If the issuance occurs, the proceeds will be used to pay off short-term debt.  If an equity issue does not occur, the Company expects to be able to meet its short-term construction and operating cash requirements by utilizing the current line of credit.

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

Definitions.

Gross Profit.  Gross Profit, defined as gross operating revenues less fuel costs, conservation and unbundling costs, and taxes based on revenues that are passed through to customers, provides the most meaningful basis for evaluating utility operations. Fuel, conservation and unbundling costs along with taxes passed through to customers have no effect on results of operations and fluctuations in such costs distort the relationship of gross operating revenues and gross profit (net revenues retained by the Company for operating purposes).

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

Results of Operations.

In the following discussion, all comparisons are with the corresponding items in the same period in the prior year.

Summary of Gross Profit:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2002	2001	2002	2001

Electric	$ 3,106	$ 2,977	$ 8,614	$ 8,431
Natural Gas	4,062	3,243	14,036	11,803
Propane Gas	942	613	3,383	2,260
Water	852	769	2,303	2,141
Total Gross Profit	$ 8,962	$ 7,602	$ 28,336	$ 24,635

Contributing to variations in gross profits are the effects of seasonal weather conditions, the timing of rate increases, and the migration of winter residents and tourists to Florida during the winter season.

The Company in 2001 began actively pursuing opportunities to purchase small gas companies to assist in growth and has a goal of acquiring the assets of at least one propane company a year.   Two purchases were made in 2001 and one purchase was completed in November 2002. See the notes to the financial statements “Mergers and Acquisitions” for additional information.

Three Months Ended September 30, 2002 Compared

with Three Months Ended September 30, 2001

Gross Profit

Natural Gas Service.

Natural gas service gross profit increased $819,000 or 25%.  The gross profit increased primarily due to recent acquisitions and to additional revenue received in accordance with the terms of a pipeline project contract for the Lake Worth generation facility that added over $300,000 (see ‘Forward Looking Data’ for additional information). Miscellaneous service and other gas revenues increased by  $156,000 primarily due to late payment fees and charges for reconnecting services.

Propane Gas Service.

Propane gas gross profit increased $329,000 or 54% primarily due to the recent acquisitions of Z-Gas Corporation and Atlantic Utilities.  This also assisted in increasing overall gas usage by 77%, with the usage per customer also increasing primarily due to usage by commercial customers.

Electric Service.

Electric service gross profit increased $129,000 or 4% due primarily to customer growth and increased usage per customer.

Water Service.

The water segment increased gross profit by $83,000 or 11%.  This was primarily due to an increase in customers, along with a slight increase in usage per customer.

Operating Expenses (excluding income taxes)

Expenses increased $1,160,000 or 19%.  Payroll charged to operating expenses increased $238,000 primarily due to the acquisitions and associated additional employees.  General and administrative expenses were up over $335,000, excluding payroll.  This was primarily due to increased workers’ compensation of $41,000, increased reserve for general liability claims of $110,000, and an increase in medical self-insurance expense of $66,000.  Customer administration expenses, excluding payroll, increased mainly due to increased billing costs and approximately $39,000 of higher bad debt expense.  The Company is continuing increased collection efforts by focusing on collections and the adequacy of deposits to reduce bad debt expense.  The cost of line locating in the gas segment increased as there were more line locations and the cost per location by the contractor has increased.  Other contributing factors to the increase included higher depreciation expense of $137,000, or 11%, and increases in taxes other than income taxes of $102,000, primarily attributable to the assets acquired in the recent acquisitions.

Interest Charges and Other

The net increase to interest charges was $312,000. Interest charges on long-term debt increased approximately $428,000 due to two additional bonds issued in September and November of 2001 totaling $29,000,000.  The bonds were primarily used to finance acquisitions, fund construction of a pipeline project for a major Lake Worth generation facility and to reduce short-term debt.  The offsetting decrease to short-term debt interest charges was approximately $150,000.

Merchandise and service revenue and expenses have both increased primarily due to the gas division's conservation program that offers rebates to customers for gas merchandise purchases.  Profitability has decreased due to increased costs of installing piping and servicing appliances along with a drop in merchandise revenue in the South Florida area.  The South Florida merchandise revenue decreased from the effects of road construction outside the sales facility.

Nine Months Ended September 30, 2002 Compared

with Nine Months Ended September 30, 2001

Gross Profit

Natural Gas Service.

Natural gas service gross profit increased $2,233,000 or 19%.  The gross profit increased primarily due to recent acquisitions and a pipeline project contract with a Lake Worth generation facility adding over $800,000 (see ‘Forward Looking Data’ for additional information).  Miscellaneous service and other gas revenues increased by $446,000 primarily due to late payment fees and charges for reconnecting services.

The additional gross profits from the acquisition and generation facility were partially offset with decreases in sales per customer due to warmer weather.  Overall customers increased approximately 13% due to the acquisitions and normal growth.

Propane Gas Service.

Propane gas gross profit increased $1,123,000 or 50% primarily due to the recent acquisitions of Z-Gas Corporation and Atlantic Utilities.  Customers increased by 41% due to the acquisitions and normal growth, and usage per customer was slightly up.

Electric Service.

Electric service gross profit increased $183,000 or 2%.  Customer growth was up 2% and the usage per customer slightly increased.

Water Service.

The water segment increased gross profit by $162,000 or 8%.  This was due primarily from the rate increase on May 17, 2001 that added $225,000 in annual gross profit.  This was offset by slightly lower usage per customer during the year.

Operating Expenses (excluding income taxes)

Expenses increased $2,697,000 or 14%.  Payroll charged to operating expenses increased $874,000 primarily due to the acquisitions and associated additional employees.  Also, general and administrative expenses were up over $735,000, excluding payroll.  This was primarily due to increased pension expense of $152,000, increased reserve for general liability claims of $110,000, and an increase in medical self-insurance expense of $116,000.  Workers’ compensation expense increased $111,000, which included a $45,000 one-time expense relating to an individual claim.  Customer administration expenses, excluding payroll, increased mainly due to approximately $118,000 of higher bad debt expense.  The Company has increased collection efforts to reduce bad debt expense by focusing on collections and the adequacy of deposits. The cost of line locating in the gas segment increased as there were more line locations along with an increase in the cost per location by the contractor. Other contributing factors to the increase included higher depreciation expense of $386,000, and increases in taxes other than income taxes of $198,000, both primarily attributable to the assets acquired in the recent acquisitions of Atlantic Utilities and Z-Gas.  These consisted primarily of payroll taxes associated with the increased payroll expenses and property taxes associated with the property acquired.  Maintenance expense, excluding payroll, decreased $35,000 primarily due to the prior year having additional expenses for tree trimming, substation work, transmission line access work, and overhead line balancing in the electric segment.  These were periodic items above the normal annual maintenance.

Interest Charges and Other

The net increase to interest charges was $781,000.  Interest charges on long-term debt increased approximately $1,272,000 due to two additional bonds issued in September and November of 2001 totaling $29,000,000.  The bonds were primarily used to finance acquisitions, fund a major Lake Worth Generation pipeline project and to reduce our short-term debt.  The offsetting decrease to short-term debt interest charges was approximately $502,000.

Merchandise and service revenue and expenses have both increased primarily due to the gas division's conservation program that offers rebates to customers for gas merchandise purchases.  Profitability has decreased due to increased costs of installing piping and servicing appliances along with a drop in merchandise revenue in our South Florida area.  The South Florida merchandise revenue decreased from the effects of road construction outside the sales facility.

Gains on the sale of property were $113,000 in 2002.  This was the non-regulated portion of the gains (See the notes to financial statements “Gain on Sale of Property” for additional information).

Forward Looking Data

The Company began billing, in February 2002, the Lake Worth generation facility, which is part of the natural gas segment, in accordance with the terms of a contract for a pipeline project. The Company expects revenue from this project to be approximately $312,000 in the fourth quarter of 2002, $1,184,000 in 2003, and $1,159,000 in 2004, decreasing yearly thereafter as construction costs of the facility are depreciated per the contract provisions.  The revenue decreases since it is partially based on the non-depreciated construction costs. Because the project does not involve purchasing gas, the gross profit and revenue increase by approximately the same amounts.  The Lake Worth generation facility is currently behind schedule in completing their facilities.  In the event they do not perform within their contractual obligations with Florida Public Utilities Company, an Irrevocable Letter of Credit issued by a major U.S. financial institution would reimburse the costs of construction, plus a small premium.  If this occurs the projected revenue would not be realized.

In October 2002 the Company lost a large volume interruptible transportation customer in its natural gas segment.  This will cause annual gross profit to decrease by approximately $240,000.  This will be offset by the addition of a large volume transportation customer that connected in the third quarter of 2002 that should be approaching full capacity during the first quarter of 2003.  The estimated annual gross profit from this customer should be approximately $250,000 a year.

Recent events will have a significant unfavorable impact to earnings in upcoming financial periods.  The decline of the stock market has greatly decreased the value of our pension plan assets and will significantly increase 2003 pension expenses if current market conditions continue through 2002.  Current actuarial estimates show pension expense increasing by approximately $700,000 in 2003 over 2002.

Industry events, the events of September 11, 2001, and the stock market decline, have resulted in greatly increased insurance costs.  Effective September 2002, insurance costs, excluding workers’ compensation and medical insurance, increased approximately $250,000 annually.  Workers’ compensation insurance increased about $125,000 per year effective October 1, 2002.  Management also believes that medical costs will increase next year and the Company is currently reviewing options to minimize any effect to operating income.

Auditing and tax service expenses will be increasing by an estimated $239,000 annually.  This is due to additional work requirements of recent regulations on the external auditors and an expanded internal audit program.

The Company is exploring opportunities to reduce operating expenses to offset some of these unfavorable increases. Also, the Company may seek rate relief for our natural gas segment in 2003 that will include recovering the natural gas portion of the additional expenses.

Impact of Recent Accounting Standards

Financial Accounting Standard No. 143

In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, “Accounting for Asset Retirement Obligations.” The statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset.  The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life.  FAS 143 is effective for fiscal years beginning after June 15, 2002.  The ultimate effect on the financial statements is unknown, however, management believes that the effect on operating results will be immaterial and believes that the impact on the regulated portion of the business, if any, would be an allowable item for recovery in the Company’s rates.

Financial Accounting Standard No. 146

In July 2002, the FASB issued FAS 146, “Accounting for Cost Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will apply this guidance prospectively to any exit or disposal activities initiated after December 31, 2002.

Item 3.

   Quantitative and Qualitative Disclosures About Market Risk

All financial instruments held by the Company were entered into for purposes other than for trading.  The Company has market risk exposure only from the potential loss in fair value resulting from reasonably possible changes in interest rates.  The Company has no exposure relating to commodity prices because the Company, under its regulatory jurisdictions, is fully compensated for the actual costs of commodities (primarily natural gas and electricity) and also passes through fluctuations in propane costs to customers. The Company has no exposure to equity risk, as it does not hold any equity instruments. The Company’s exposure to interest rate risk is limited to investments held in escrow for environmental costs, investments from restricted bond proceeds, and short-term and long-term debt.  The investments held in escrow for environmental costs have maturities through 2004.  The Company expects to hold these securities until maturity.  The restricted funds will be used during the next two years. Therefore, the Company does not believe it has material market risk exposure related to these instruments. The cost of long-term debt is included as a recovered cost in revenue for the regulated operations and as such the Company is reimbursed for interest costs. Therefore, disclosure of the change in fair value due to reasonably possible near term changes in interest rates is not meaningful.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

Within the 90 days prior to the filing date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Control

There were no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in the paragraph above, including any corrective actions with regard to significant deficiencies and material weaknesses.

{MI670281;1}

PART II.

OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

(a)

Exhibits:

3(i)+

-

Articles of Incorporation (as amended)

3(ii)+

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

Certification of Chief Financial Officer (CFO) regarding truthfulness of SEC filing

99(2)

-

Certification of Chief Executive Officer (CEO) regarding truthfulness of SEC filing

*

Incorporated by reference to corresponding exhibits on the Company’s annual report on form 10-K for the year  ended December 31, 2000

+

Incorporated by reference to corresponding exhibits on the Company’s quarterly report on form 10-Q for the quarter  ended  June 30,2002

(b)

Reports on Form 8-K:

There were no reports on Form 8-K filed for the quarter ending September 30, 2002.

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

November 8, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

FLORIDA PUBLIC UTILITIES COMPANY

(Section 302)

I, John T. English, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Florida Public Utilities Company (the “registrant”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

By  /s/ John T English

John T. English

Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

FLORIDA PUBLIC UTILITIES COMPANY

(Section 302)

I, George M. Bachman, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Florida Public Utilities Company (the “registrant”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

1.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

By  /s/ George M Bachman

George M. Bachman

Chief Financial Officer

Exhibit 99(1)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Florida Public Utilities Company (the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-Q"), I, George Bachman, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ George Bachman

George Bachman
Chief Financial Officer
November 8, 2002

Exhibit 99(2)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Florida Public Utilities Company (the "Company") for the period ended September  30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-Q"), I, John English, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(3)

The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4)

The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John English

John English
Chief Executive Officer
November 8, 2002

{MI670281;1}