Form 10-K
period 2002-12-31
FLORIDA PUBLIC UTILITIES CO
filed 2003-03-18
CIK 37643

3/18/2003

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12 (g) of the Act:

Indicate by check mark [ X ] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the

past 90 days.  Yes    [ X ]           No    [     ]

Indicate by check [ X ] if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [    ]

As of February 12, 2003, the aggregate market value of the Registrant’s Common Stock held by non-affiliates (based upon the closing price of the Common Stock on the American Stock Exchange) was approximately $54,140,194.

 (APPLICABLE ONLY TO CORPORATE ISSUERS)

On February 12, 2003, 3,894,978 shares of the Registrant’s $1.50 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Florida Public Utilities Company’s Proxy Statement for the May 13, 2003 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I

Item 1.

Business

General

Florida Public Utilities Company (The Company or FPU) was incorporated on March 6, 1924 and reincorporated on April 29, 1925 under the 1925 Florida Corporation Law, continuing its corporate existence pursuant to such law and its Certificate of Reincorporation, as amended.  In 2001 the Company started a proactive process to look for opportunities to purchase small gas companies to assist in its growth.  In 2001 two acquisitions added approximately 7,300 customers and in 2002 one acquisition added approximately 1,200 customers.  The cost of each of these acquisitions was less than 10% of assets and they provide less than 10% of revenues and operating income excluding income taxes.

Financial Information about Segments (For additional information see Segment Information in the Notes to Consolidated Financial Statements.) (dollars in thousands)
	2002	%	2001	%	2000	%
Revenues
Electric	$40,930	47	$39,050	44	$39,304	48
Natural gas	40,140	45	44,729	50	38,270	47
Propane gas	7,391	8	5,399	6	4,380	5
Consolidated	$88,461		$89,178		$81,954

Operating income excluding income tax
Electric	$2,980	39	$2,893	43	$3,016	42
Natural gas	4,291	55	3,295	50	3,789	54
Propane gas	498	6	431	7	264	4
Consolidated	$7,769		$6,619		$7,069

Identifiable assets
Electric	$39,446	27	$37,753	27	$36,911	34
Natural gas	57,753	40	52,734	37	42,564	39
Propane gas	10,288	7	10,728	8	5,648	5
Water operations- held for sale	10,096	7	9,579	7	9,038	8
Common	27,240	19	29,195	21	14,885	14
Consolidated	$144,823		$139,989		$109,046

Description of Business

Florida Public Utilities Company is regulated by the Florida Public Service Commission, except for propane gas service supplied by its wholly owned subsidiary Flo-Gas Corporation, and provides natural and propane gas service, electric service and water service to consumers in Florida.  The Company is comprised of the following five divisions and number of customers as of December 31, 2002: (1) South Florida division serves natural gas to 29,697 customers and propane gas to 6,288 customers; (2) Central Florida division serves natural gas to 16,670 customers and propane gas to 3,789 customers; (3) Northwest Florida division provides electricity to 12,335 customers; (4) Northeast Florida division serves electric to 14,020 customers, water to 7,089 customers and propane gas to 1,456 customers; and (5) Nature Coast division which serves propane gas to 1,207 customers.

On December 3, 2002 the Company entered into an agreement to sell the assets of its water utility system to the City of Fernandina Beach. A tentative closing date of March 27, 2003 is scheduled (for additional information see "Discontinued Operations" in the Notes to Consolidated Financial Statements). The sale will provide working capital for future capital expenditures and acquisitions and aligns the Company with its strategic goal of providing for customers’ energy needs and expanding core energy related businesses.

The economy of the South Florida division relies somewhat on the migration of seasonal residents and tourists during the winter season; however, small commercial and residential customers, who are not seasonal, provide stability.

Seasonal residents and tourists continue to play a role in the Central Florida division; however the I-4 corridor, particularly in Seminole County’s Lake Mary/Heathrow area, is producing a greater amount of large business parks, individual corporate buildings and call centers.  Volusia County’s economy still seems to be dominated by small and privately owned businesses with the major employers being Florida Power and Florida Power & Light which own and operate three power plants in the area.

The Northwest division growth relies on the economies in Jackson, Calhoun and Liberty Counties.  All three are dependent upon a variety of agricultural industries mainly involved with timber, peanuts, cotton and beef production.  However, the largest employers within the three counties are the Federal, State and County governments involved in correction and rehabilitation centers.  There are also a number of smaller industries.

Northeast Florida’s economy is centered around two large paper mills, ITT Rayonier, Inc. and Jefferson Smurfit Corp.  The two large paper mills accounted for 8.6% of total 2002 electric division’s operating revenues and 4.0% of the Company's total operating revenues.  The mills accounted for 4.0% of total 2002 electric division gross profit and 1.3% of the Company's total gross profit. The beach area, Amelia Island, is noted for its fine beaches and resort amenities.

Natural Gas

The Company receives its total supply of natural gas at twelve City Gate Stations connected to Florida Gas Transmission Company's  (FGT) pipeline system. FGT is owned by Citrus Corporation, which is jointly owned by Enron Corporation and El Paso Corporation.  Due to the joint ownership of FGT, there has been no direct effect on FPU's operations from Enron’s bankruptcy.  Natural gas is primarily composed of methane, which is a colorless, odorless fuel that burns cleaner than many other traditional fossil fuels.  Odorant, which enables one to readily detect a gas leak, is added by the interstate transmission company and FPU.  Natural gas is one of the most popular forms of energy today.  It is used for heating, cooling, production of electricity and it finds many uses in the industry.  Increasingly, natural gas is being used in combination with other fuels to improve their environmental performance and decrease pollution.

The Company has adequate gate stations in each distribution system to assure high levels of continuous service to our customers.  The vast majority of the natural gas the Company distributes is purchased in the gulf coast region both on-shore and offshore.  The Company has not experienced any supply availability issues or shortage of natural gas in recent history, nor does it expect any shortages in years to come.  In fact the U.S. Department of Energy estimates that there is more than a 60-year supply of natural gas reserves (see web site: http://www.fe.doe.gov/education/index.html).

FGT is the sole natural gas pipeline serving FPU in peninsular Florida and is under the jurisdiction of the Federal Energy Regulatory Commission (FERC).  The Company uses FGT solely as a carrier of natural gas.  All gas supplies for the Company 's traditional sales markets are independently procured by the Company using gas marketers and producers.  The Company’s transportation customers are responsible for obtaining their own gas supplies and arranging for pipeline transportation.

The Company has continued to be in full compliance with the Gas Industry Standards Board’s (GISB) standards.  The GISB was formed to develop a uniform nationwide network of natural gas producers, marketers, gathering systems, pipelines, distribution companies and customers.  The GISB’s standards place all participants on the same time schedules for procurement, capacity transactions, invoicing, etc.  It causes the network to be fully available twenty-four hours per day, 365 days per year.

The Company has gained vast experience directly contracting for gas supplies with marketers and producers while contracting for transportation services from FGT.  This experience appropriately postured the Company to be most effective in operating within an unbundled industry environment. All fuel costs and associated savings are passed along to our traditional sales customers.  Additionally, the Company has actively reduced demand charges it pays for the pipeline capacity by "subletting" unused capacity, for short terms, to other shippers on FGT’s system.  The Company continues to be one of Florida’s lowest cost suppliers of natural gas.

The Company continued its activity in Off-System Sales since receiving approval for the appropriate tariff from the Florida Public Service Commission (FPSC).  Off-System Sales allow the Company to broaden its market to include any customer within the state of Florida who currently uses natural gas.  Since inception, Off-System Sales have been transacted between the Company and national marketers, electric generators, other gas distributors and agricultural firms, to name a few.  The tariff permits for profit sharing between the Company and its customers.

The Company, through its Purchased Gas Adjustment (PGA) mechanism, collected the cost from its customers in 2002 for any 2001 under collections.  The Company's natural gas sales are affected by weather, which results in higher gas sales per day during the winter period as opposed to the summer season.  The Company's portfolio of customers is quite diverse with the largest customers using natural gas for the generation of electricity.  The Company is not dependent on a single natural gas customer for a large percentage of its total revenue.

The Company provides unbundled gas service to its commercial natural gas customers whereby such customers have the option of purchasing their gas supplies from third parties or directly from FPU. The Company’s operating results are not adversely affected whether the customer purchases the gas from the Company or purchases the gas from third parties. This is because actual fuel costs are passed directly to customers and the Company does not profit on fuel sales. The Company officially offered unbundled services to commercial customers on August 1, 2001.  The FPSC approved various mechanisms, which will allow the Company to be reimbursed for the incremental cost of providing unbundled services.

Electricity

The Company provides electrical service in the Northwest and Northeast divisions to customers in Jackson, Calhoun, Liberty and Nassau counties in Florida.  Wholesale electricity is purchased from two suppliers, Southern Company and Jacksonville Electric Authority.  In 1996, long term purchased power contracts were executed with both suppliers that will continue through 2007.  Southern Company provides electrical power to the Northwest division and the Jacksonville Electric Authority provides electrical power to the Northeast division.  Less than 1% of the Company's power supply is purchased on an as available basis from a self-generating paper mill located in Fernandina Beach.  These long-term contracts allow the Company to offer customers the lowest electric rates in the State of Florida.

The Company is not a generating utility, which results in environmental regulations having minimal effect on operations.

Both the Northwest and Northeast divisions are located in northern Florida and experience a variety of weather patterns.  Hot summers and cold winters ensure that electrical sales are not extremely seasonal in nature.

The Company has no dependence upon any major customers.  No single customer accounts for more that 10% of sales or profit.

The electric utility industry has not been deregulated in the State of Florida.  All customers within a given service or franchise area purchase from the single electricity provider in that area.

Propane

Florida Public Utilities purchases its supply of propane gas from several different wholesale companies such as: Dynegy- Gas Liquids Division, Propane Resources, Sea3 of Tampa and Harper Industries.  Propane makes its way to Florida via ocean going barge to seaport terminals in Tampa and Ft. Lauderdale, by railcar and through the Dixie Pipeline terminus at Alma, Ga.  The propane supply infrastructure is more than adequate to meet the needs of the industry in Florida for the foreseeable future.

Propane is a non-pollutant, therefore not affected by environmental regulations as other petroleum products are.  Propane is a hazardous material and as such is subject to strict code enforcement and safety requirements as outlined in the National Fire Protection Association (NFPA) Code 58, Florida Model Building Code, NFPA 54 and various other state and local codes.

The sales volume of propane is affected by the season and the weather.  Florida typically has a tourist season that coincides with the winter season; propane sold during that period is affected by tourism and the weather. The propane division's sales volumes and revenues are closely balanced between residential and commercial customers.  Some of the strategies the Company is employing to become less weather dependant are concentrating on the burgeoning forklift propane cylinder exchange market and the marketing of appliances that are not used for heating air.  Water heaters and forklift cylinder exchange accounts are excellent ways to strive toward becoming less weather reliant.  The propane division does not have any one customer that represents more than ten percent of the overall sales volume or revenues.

Competition in the propane business is significant.  Propane competes directly with other propane suppliers, natural gas and electric companies.  A major consolidation in the propane industry has and will continue to provide Florida Public Utilities with opportunities to expand its market share.  FPU competes on the basis of fair priced energy and excellent customer service.

Regulation

The Florida Public Service Commission (FPSC), pursuant to State Statutes, has authority encompassing natural gas, electric, and water rates, conditions of service, the issuance of securities and certain other matters affecting the operations of the Company.  The water segment of the business was not subject to FPSC regulation in 2002 until July 29 because the Board of Nassau County had, on September 17, 2001, rescinded the FPSC jurisdiction but returned it to the FPSC on July 29, 2002. The water segment is classified as discontinued operations due to its pending sale (for additional information see "Discontinued Operations" in the Notes to Consolidated Financial Statements).

Franchises

The Company holds franchises in each of the incorporated municipalities where natural gas, electric and water operations take place.  These franchises generally have terms from 15 to 30 years and terminate at various dates.  We are in negotiations with some of our municipalities in which the Company’s franchises have lapsed.  We continue to provide services to these municipalities and do not anticipate any interruption in our service.

Employees

On December 31, 2002 the Company had 353 employees, of whom 104 were covered under union contracts with two labor unions, the International Brotherhood of Electrical Workers and the International Chemical Workers Union.

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

Item 2.   Properties

The Company's properties consist primarily of distribution systems and related facilities.  At December 31, 2002 the Company owned 22 miles of electric transmission lines and 1,047 miles of electric distribution lines. The gas properties distribute gas through 1,405 miles of gas main.  The water property consists of deep wells, pumping equipment, water treatment facilities and a distribution system.  The propane gas systems operated by the Company's subsidiary have bulk storage facilities and tank installations on the customers' premises.

Certain properties of the Company and the shares of Flo-Gas Corporation, a wholly-owned subsidiary, are subject to a lien collateralizing the funded indebtedness of the Company under its Mortgage Indenture.

Item 3.   Legal Proceedings

Environmental. The Company has several contamination sites involving pending or threatened litigation and is in various stages of assessment investigation; see "Contingencies" in the Notes to Consolidated Financial Statements.  The Company believes that all future contamination assessment and remedial costs, legal fees and other related costs will not be in excess of the rate relief granted the Company and insurance settlement proceeds received.

Violet Skipper, PC Buyers, Inc. and Thomas Wade Skipper v. Florida Public Utilities Company, Case No. CL 00-10131-AF, Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida. On or about October 18, 2000, FPU was sued by the Plaintiffs in this case for damages allegedly arising out of FPU's alleged negligence in failing to properly install and/or maintain electrical power lines, utility poles and related equipment which allegedly caused a fire that spread to and eventually destroyed a warehouse/office facility that was owned by Violet Skipper, that housed the place of business of the corporate plaintiff and that contained property therein owned by all the plaintiffs.  The warehouse/office facility was located in Jackson County, Florida.  Plaintiffs alleged damages in excess of $1,000,000.  FPU has denied the claims in the complaint and is defending it on the theory that the alleged fire started within the warehouse/office facility and not at or in its electrical equipment.  FPU has liability insurance that will limit our exposure on this claim to a maximum of $250,000.

This case, though filed originally in Palm Beach County, Florida, was transferred to Jackson County, Florida.  Discovery is still in process.  No Motions are currently pending.  No trial date has been scheduled. At this time we are unable to provide an evaluation of the likelihood of an unfavorable outcome or provide an estimate of the amount or range of potential loss. In the event that the Company does not prevail in this suit, there may be a material adverse effect on the financial statements.  However, FPU believes there are meritorious defenses to this pending litigation.

Darrell Glenn v. Florida Public Utilities Company v. Utility Service and Maintenance of Missouri, Inc., Case No. CA 01-07810 AI, Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida; Case No. 02-37-CA, Division A, Circuit Court for the Fourth Judicial Circuit, Nassau County, Florida. This is an action that was pending in state court in Palm Beach County, Florida until FPU successfully moved to have the case transferred to Nassau County, Florida.  Darrell Glenn ("Glenn"), an employee of a painting subcontractor, claimed to have been shocked and injured on May 16, 2001, while painting electrical equipment at FPU's Step down site in Fernandina Beach, Florida.  His employer, Utility Service & Maintenance, Inc. ("USM"), was operating under an agreement that required it to supervise its own workers.   This matter has been settled by an agreement reached at mediation on January 15, 2003 pursuant to which FPU agreed to pay $300,000 to the plaintiff in return for a release. FPU will recover $50,000 of the settlement through liability insurance.

The Company is also involved with other various claims and litigation incidental to its business.  In the opinion of management, none of these incidental claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for the Registrant’s Common Equity and Related Stockholder Matters

QUARTERLY STOCK PRICES AND DIVIDENDS PAID

The Company's common shares are traded on the American Stock Exchange under the symbol FPU.  The quarterly cash dividends declared and the reported price range per share of FPU common stock for the most recent two years were as follows:

	2002				2001
	Stock Prices			Dividends Declared	Stock Prices			Dividends Declared
Quarter ended	Low	-	High		Low	-	High
March 31	$ 13.01 - $ 15.56			$ 0.1388	$ 10.54 - $ 12.15			$ 0.1350
June 30	13.67 - 16.05			0.1425	10.80 - 13.12			0.1388
September 30	11.80 - 14.55			0.1425	11.40 - 12.95			0.1388
December 31	12.10 - 15.30			0.1425	11.70 - 13.01			0.1388

On February 8, 2003, there were approximately 2,736 holders of the Registrant’s Common Stock including individual participants in security position listing.

It is the Company's intent to continue to pay quarterly dividends in the foreseeable future.  Dividend policy is reviewed on an ongoing basis and is dependent upon the Company's expectation of future earnings, cash flow, financial condition, capital requirements and other factors.

The Company’s Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends.  At December 31, 2002 approximately $4,000,000 of retained earnings were free of such restriction.

Recent Sales of unregistered securities

On November 14, 2001 the Company sold Palm Beach County Florida Industrial Development Revenue Bonds in the amount of $14,000,000. The aggregate offering price was $14,000,000, with payments relating to $420,000 in underwriting fees and $349,426 for insurance premiums.  The bond proceeds were restricted and held in trust until construction expenditures were actually incurred by the Company.  (See "Liquidity and Capital Resources" under Item 7 for additional information).  The Company issued its First Mortgage Bond, 4.9% Series due 2031 on November 14, 2001 in the aggregate principal amount of $14,000,000 as security for the $14,000,000 Palm Beach Industrial Development Revenue Development Bonds.  The pledged bond constitutes the Fifteenth Series of the Company's First Mortgage Bonds.

The exemption from registration is under the authority of Section 382 of the Securities Act of 1933, based on the bond being issued by a state and local government.

Item 6.

Selected Financial Data

(dollars in thousands, except per share data)

Years Ended December 31,	2002		2001		2000	1999		1998

Revenues	$88,461		$89,178	(2)	$81,954	$71,697		$74,031
Gross profit	34,929		29,940		28,463	27,048		26,427
Income from continuing operations	2,761	(1)	2,456		2,665	3,043	(1)	2,673
Income from discontinued operations	602		596		623	486		395
Net income	3,363	(1)	3,052		3,288	3,529	(1)	3,068
Earnings per common share (basic & diluted): Continuing operations	0.70	(1)	0.64		0.70	0.76	(1)	0.67
Discontinued operations	0.16		0.16		0.17	0.12		0.10
Total	0.86	(1)	0.80		0.87	0.88	(1)	0.77
Dividends declared per common share	0.57		0.55		0.53	0.50		0.47
Total assets	144,823		139,989	(2)	109,046	96,543		92,406
Utility plant – net	97,955		88,088	(2)	75,264	71,170		69,375
Current debt	19,183		20,430		17,900	13,000		8,200
Long-term debt	52,500		52,500		23,500	23,500		23,500
Common shareholders' equity	30,883		29,329		27,510	25,866		27,622

Notes to the Selected Financial Data: (1) 2002 and 1999 include gains after income taxes from the sale of non-utility real property of $70 or $0.02 per share (2002) and $83 or $0.02 per share (1999).

(2) The acquisitions in late 2001 added approximately $10,700 to Total assets and $3,975 to Utility plant – net.  Revenue recorded in the 2001 year from the acquisitions was approximately $326.

On December 3, 2002 the Company entered into an agreement to sell the assets of its water utility system to the City of Fernandina Beach.  A tentative closing date of March 27, 2003 is scheduled (for additional information see "Discontinued Operations" in the Notes to Consolidated Financial Statements).  Revenues, Gross profit and Utility plant-net do not include Discontinued Operations.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.  In the following discussion, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

Overview  The Company is organized into three regulated business segments, natural gas, electric and water and one non-regulated business segment, propane gas.

From the Florida Public Service Commission’s (FPSC) perspective the Company operates four distinct regulated "entities" consisting of Northwest Florida (Marianna) electric, Northeast Florida (Fernandina Beach) electric, Northeast Florida (Fernandina Beach) water and natural gas.  The Company considers the Northwest and Northeast electric divisions to be one electric segment.  The Company last received rate increases in the regulated entities as follows: natural gas operations, May 1995; Northwest Florida electric division, February 1994; Northeast Florida electric division, February 1989; and Northeast Florida water in May 2001. In 2002 the water segment of the business was not subject to FPSC until July 29, 2002, because the Board of Nassau County had, on September 17, 2001, rescinded the FPSC jurisdiction but returned jurisdiction to the FPSC on July 29, 2002.

On December 3, 2002 the Company entered into an agreement to sell certain assets comprising its water utility system to the City of Fernandina Beach.  Pursuant to the Agreement, the closing of this transaction is required to take place on or before March 31, 2003, and is currently scheduled for March 27, 2003.  The City has agreed to pay the Company $18,950,000 in cash at closing, with additional future consideration of $7,500,000, at an anticipated rate of $375,000 per year, commencing on or before February 15, 2004, and a like amount each year thereafter until February 15, 2010, when it is estimated that the Company will receive a final payment from the City in an amount of approximately $5,250,000. The fair value of the consideration is approximately $25,100,000. The assets of the water segment amount to approximately $10,200,000 or less than 10% of the Company’s assets including water. For the year ended December 31, 2002, the water segment’s operating income before income taxes was approximately 12% of total operating income excluding income taxes. Assuming the sale is consummated, the Company will thereupon file an application with the FPSC for approval of the sale to a governmental authority, which, pursuant to Florida Statutes, must be approved by the Commission as a matter of right. For additional information see "Discontinued Operations" in the Notes to Consolidated Financial Statements.

The Company’s strategic initiative is to concentrate on developing deeper relationships with our customers, including builders and developers.  We are approaching them as a total energy company, not just a supplier of gas or electricity. Included in the strategy is a plan to increase the rate of future growth by concentrating on increasing customers and territory using improved marketing programs, along with a goal of acquiring small energy related companies, particularly propane companies.  During 2001 the Company made two gas acquisitions, totaling less than 10% of assets, which added approximately 7,300 customers.  During 2002 the Company made another acquisition, of less than 10% of assets, which added approximately 1,200 customers.

Definitions:

Gross Profit.  Gross Profit is defined as gross operating revenues less fuel costs, conservation and unbundling costs, and taxes based on revenues that are passed through to customers and provides a more meaningful basis for evaluating utility operations.  Fuel, conservation and unbundling costs along with taxes passed through to customers have no effect on results of operations and fluctuations in such costs distort the relationship of gross operating revenues between periods.  Gross profit is the net revenue retained by the Company for operating purposes.

Summary of Gross Profits
(dollars in thousands)
	2002	2001	2000
Electric	$11,279	$10,980	$10,321
Natural gas	19,058	15,854	15,430
Propane gas	4,592	3,106	2,712

Contributing to variations in gross profit are the effects of seasonal weather conditions, the timing of rate increases, acquisitions and the migration of winter residents and tourists to Florida during the winter season.

Operating Expenses.  Operating expenses, which include ‘Operations’ and ‘Taxes other than income taxes’, exclude fuel costs, conservation and unbundling costs, and taxes based on revenues that are passed through to customers.  These operating expenses have no effect on results of operations as they are passed on through revenue and fluctuations in such costs distort the relationship of operating expenses between periods.  These costs are grouped on a separate line of the income statement as ‘Cost of fuel and taxes based on revenues’.

Discussion of Operating Results:

Water has been excluded from operating results and is classified as discontinued operations.  See “Discontinued Operations” in the Notes to Consolidated Financial Statements for additional information.

Gross Profit

Electric Service

Electric service gross profit increased $299,000 in 2002.  This was attributed to average customer growth of 2% along with a 5% increase in units sold (excluding General Service Large Demand (GSLD) customers).  Higher units sold per customer along with the growth in customers contributed to the 5% increase in sales. The Company reduced gross profit by $30,000 to record potential 2002 over earnings in the Northeast Florida electric division.  The 2002 earnings are subject to review by the FPSC, and will not be finalized with respect to over earnings until 2003.

Electric service gross profit increased $659,000 in 2001.  Average customers grew by 2% for the year with the consumption per customer remaining relatively flat.  The customer growth accounted for approximately $200,000 of the increase, with new late fees that started during the year adding $134,000.  A decrease in gross profit of $305,000 for pending refunds to customers for over earnings in 2000 accounted for part of this increase. The Company did not have any over earnings adjustment in 2001.

Natural Gas Service

Natural gas service gross profit increased $3,204,000 or 20% in 2002 primarily due to recent acquisitions and a pipeline project contract with a Lake Worth generation facility that added over $1,100,000 of gross profit (see ‘Forward Looking Data’ for additional information about the future of the contract).  Transportation sales increased $800,000 in 2002, primarily due to a new ‘unbundling’ program that allows commercial customers to purchase their own natural gas.  As a result, transportation customers increased by 184, an increase of over 200%. However, since these were commercial customers transferring to transportation service, these increases were offset by fewer commercial customers and lower sales. Revenue also increased by over $500,000 due to late payment fees and charges for reconnecting services.

Overall average customers increased 12% and units sold increased 3%, both due to the acquisitions and normal growth. The effects of the asset purchase in December 2001 of Atlantic Utilities contributed significantly to the increases in customers and units sold. The increases in units sold from normal growth and acquisitions were offset by decreases in units sold per customer.

Natural gas service gross profit increased $424,000 in 2001 principally due to a 4% increase in average customers, an increase in transportation revenues of $216,000, a $91,000 increase relating to the December 2001 asset purchase of Atlantic Utilities, and new late payment fees. The Company began charging late fees in 2001 adding over $161,000 in additional gross profit. Consumption was down for the year by 3%, excluding transportation and off-system sales, primarily due to weak demand in the last quarter of the year caused by mild weather conditions and decreased tourism.

Propane Gas Service

Propane gas gross profit increased in 2002 by $1,486,000 or 48% primarily due to the recent acquisitions of Atlantic Utilities and Nature Coast. Average customers were up by 36% and units sold increased 57% primarily as a result of the recent acquisitions. Revenues also were up due to colder weather in December.

Propane gas gross profit increased $394,000 in 2001 due to a 4% increase in average customers, a 22% increase in consumption, and the addition of late payment fees.  The start up of the Northeast division's (Fernandina Beach) propane operations amounted to $136,000 of the increase, including the effect of acquiring Z-Gas, a propane company, on October 29, 2001. Impacting the increase in 2001 were increased bulk commercial customers in the South Florida division, resulting in a 68% increase in consumption and $131,000 of gross profit.  New late fees that began in 2001 amounted to $25,000.

Operating Expenses (excluding income taxes)

Electric Service

Electric operating expenses, excluding income taxes, increased $212,000 in 2002.  General and administrative costs increased $393,000, which is discussed below in the administrative section.  Maintenance expenses decreased $272,000, primarily due to the prior year having additional expense for substation work, transmission line access work and overhead line balancing.

Electric operating expenses, excluding income taxes, increased $783,000 in 2001.  General and administrative costs increased $447,000, which is discussed below in the administrative section.  Maintenance expenses increased by $126,000 due to substation maintenance work of $150,000 (including labor) and $55,000 for overhead conductors including overhead line balancing relating to cold weather early in the year in the Northeast division.  Lower maintenance expenses in the Northwest division offset these increases.  Customer accounts expenses increased over $58,000 due to additional payroll related to the new customer information and billing system and growth, along with an additional $25,000 in bad debts.  Additional efforts and procedures are being implemented to reduce future bad debt expense.

Natural Gas Service

Natural gas operating expenses, excluding income taxes, increased $2,207,000 in 2002.  General and administrative expenses increased $713,000 and are discussed separately in the administrative expenses section.

Customer administration expenses increased mainly due to higher bad debt expense and payroll.  The Company has provided for potential uncollectible amounts due from Lake Worth Generation for November and December 2002 due to the uncertainty in collecting these amounts (see ‘Forward Looking Data’ for additional information).  The Company also increased collection efforts to reduce bad debt expense by focusing on collections and the adequacy of deposits.

Distribution expenses increased primarily due to more line locations and an increase in the cost per location by the contractor.

Other factors are increased depreciation expense of $333,000 and taxes other than income taxes of $151,000, both primarily attributable to the assets acquired in the recent Atlantic Utilities acquisition.  The taxes other than income tax increase consisted primarily of payroll taxes associated with the increased payroll expenses and property taxes associated with the property acquired.

Natural gas operating expenses, excluding income taxes, increased $918,000 in 2001.  General and administrative expenses increased $284,000 and are discussed separately in the administrative expenses section. Increased distribution expenses of $124,000 resulted from increased payroll and higher costs of performing line locations and supporting growth.  Customer accounts expense increased $33,000 due to added payroll and other expenses associated with the new customer information and billing system and growth, along with an additional $147,000 in bad debts.  Additional efforts and procedures are being implemented to reduce future bad debt expense.  Sales expenses were up $158,000 due to staffing of marketing positions for expanding marketing efforts.  Increased property taxes reflecting increased plant and increased valuations, along with additional payroll taxes associated with increased payroll expense added $175,000 to operating expenses.

Propane Gas Service

Propane gas operating expenses, excluding income taxes, increased $1,410,000 in 2002.  Administrative expenses increased $213,000 and are discussed in the administrative expenses section.  Payroll for operating and maintenance expenses increased $805,000 and depreciation expense increased $114,000, both primarily attributable to the recent acquisitions of Atlantic Utilities, Z-Gas and Nature Coast.

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

Administrative Expenses

Administrative expenses for 2002 increased $1,319,000.  This was primarily due to increased claims for general liability and medical self-insurance resulting in increased expenses of $248,000, and $273,000, respectively.  Workers’ compensation expense also increased $207,000 as a result of increased payroll and slightly higher rates.

Pension expense increased $83,000 as a primary result of declining economic conditions and the overall decline in the stock market.  Insurance premiums also increased $105,000, primarily in the later part of 2002, contributing to the overall administrative expense increase.

Outside services increased as a result of a new internal audit program to help meet the requirements of the Sarbanes Oxley Act.  This new program increased expenses for the year by $46,000.  Other increases in outside services relating to accounting fees accounted for an additional increase of $39,000. Also, miscellaneous administrative expenses increased by $118,000 as a direct result of expensing costs associated with a previously planned stock issuance, which was not consummated.

Administrative expenses for 2001 increased $731,000.  Growth and the cost of a more sophisticated billing system caused most of the increase.  Also, payroll expenses increased $195,000 due to replacing two management positions and hiring two safety directors.  The safety directors should assist in lowering workers’ compensation insurance costs and lost time.  Other expenses that increased were medical insurance costs of $56,000, pension cost of $165,000 and employee benefit costs of $46,000.

Interest Charges and Other

Interest Charges

Interest charges consist of interest on bonds, short-term borrowings and customer deposits.  Interest on long-term debt in 2002 increased $1,331,000 due to two additional bonds issued in September and November of 2001 totaling $29,000,000.  The bonds were primarily used to finance acquisitions, fund a major Lake Worth Generation pipeline project and to reduce our short-term debt.  The offsetting decrease to short-term debt interest charges was $502,000.

Interest charges on long-term debt increased $371,000 in 2001 over 2000 due to two additional bond issues totaling $29,000,000.  On September 27, 2001 there was a $15,000,000 bond issued and on November 14, 2001 there was a $14,000,000 bond issued.  Short-term interest expense decreased $136,000 primarily due to decreased interest rates and fluctuations in the amounts borrowed under the line of credit.

For detailed information relating to interest charges see "Notes Payable" and "Capitalization" in the Notes to Consolidated Financial Statements.

Other

Merchandise and Service revenue and expenses both increased in 2002, primarily due to the gas division’s conservation program that offers rebates to customers for gas merchandise purchases.  Profitability has decreased due to increased costs of installing piping and servicing of appliances.  The South Florida merchandise revenue remained relatively flat due to the effects of road construction outside of the sales facility.

Other income increased $163,000, primarily due to the period of September 2001 to July 2002, in which the City regulated the water segment but no regulatory fee was due.

Gains on the sale of property were $112,000 in 2002.  This was the non-regulated portion of the gains on the sale of property in our Central and South Florida divisions (See the Notes to Consolidated Financial Statements “Gains on Sale of Property” for additional information).

There were no material differences in ‘Other’ in the 2001 year.

Discontinued Operations

Water Service

On December 3, 2002 the Company entered into an agreement to sell certain assets comprising its water utility system to the City of Fernandina Beach and as a result of this action, the operating results of the water division were reclassified to discontinued operations for all reportable periods.  Pursuant to the Agreement, the closing of this transaction is required to take place on or before March 31, 2003, and is currently scheduled for March 27, 2003.  The City has agreed to pay the Company $18.95 million in cash at closing, with additional future consideration of $7.5 million, at an anticipated rate of $375,000 per year, commencing on or before February 15, 2004, and a like amount each year thereafter until February 15, 2010, when it is estimated that the Company will receive a final payment from the City in an amount of approximately $5.25 million. The fair value of the consideration is approximately $25.1 million.  The assets of the water segment amount to approximately $10,200,000 or less than 10% of the Company’s assets including water.  For the year ended December 31,2002, the water segment’s operating income before income taxes was approximately 12% of total operating income excluding income taxes. Assuming the sale is consummated, the Company will thereupon file an application with the FPSC for approval of the sale to a governmental authority, which, pursuant to Florida Statutes, must be approved by the Commission as a matter of right.

Acquisitions

In October 2001, the Company acquired Z-Gas Company, Inc., a propane gas service distribution company, in a stock for stock transaction valued at approximately $600,000. The acquisition added about 1,000 customers to the propane operation in the Northeast Florida division.

In December 2001, the Company acquired certain net assets of Atlantic Utilities, the Florida operation of Southern Union Company in a cash transaction valued at approximately $10,000,000. Atlantic Utilities served about 4,400 natural gas customers in New Smyrna Beach and about 1,900 propane customers in Central and South Florida.

The excess of the consideration paid over the estimated fair value, or the depreciated original cost for regulated entities, of net assets including intangibles acquired in both the Atlantic Utilities and Z-Gas acquisitions was approximately $3,100,000.  This was recorded as goodwill and in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, is not being amortized.  The natural gas portion of this amount is approximately $1,500,000.

In November 2002, the Company acquired Nature Coast Utilities, a propane gas service distribution company, in a cash for stock transaction valued at approximately $740,000.  The acquisition added about 1,200 customers to the Company’s new Nature Coast division located in West Central Florida.

The excess of the consideration paid over the fair value of assets acquired and liabilities assumed associated with this acquisition resulted in goodwill of approximately $223,000 and in accordance with SFAS No. 142, it is not being amortized. There are no other intangible assets identified with this acquisition.

For additional information concerning the acquisitions, see "Acquisitions" in Notes to Consolidated Financial Statements.

Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this statement, the amortization of goodwill is no longer permitted and intangible assets with an indefinite life will not be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired.  The reporting units have been determined to be propane gas and natural gas for the purposes of impairment testing.

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

All goodwill relates to the recent gas acquisitions and accordingly, there is no amortization of goodwill reported in the accompanying condensed consolidated financial statements. Goodwill is $1,513,000 in the natural gas segment and $1,835,000 in the propane segment. The test for goodwill impairment was performed for the reporting units during the second quarter of 2002, as of January 1, 2002. The test results showed that there was no impairment in either reporting unit.

LIQUIDITY AND CAPITAL RESOURCES

Portions of the Company's business are seasonal throughout the year, and accordingly, short-term debt is used to meet working capital requirements.  The Company also borrows under lines of credit to finance portions of its capital expenditures and acquisitions, pending refinancing at a later date through the issuance of equity or long-term debt, depending upon prevailing market conditions.

Capital expenditures for 2003 are budgeted to be $9,300,000 and relate mostly to system expansions and replacements.  In 2002, $14,100,000 was spent, which included unusual items such as completing the construction of a generation facility gas line, replacing an electric transformer, and construction of a new office building in Debary for the Central Florida division.  In 2001, $13,400,000 of capital expenditures included $3,100,000 to begin construction of a gas line to a generation facility.  The remaining net cash used by investing activities in 2001 was due to the purchase of Atlantic Utilities and purchase of the restricted funds from the proceeds of the Palm Beach County bonds issuance (see Bond Related Issues).  The Company usually has no material commitments for construction expenditures.  The commitment of $5,895,000 for the gas line to the generation facility was funded from the restricted funds investment and completed in 2002.

The Company has a $20,000,000 line of credit with its primary bank, of which $19,183,000 was borrowed at the end of 2002.  The line of credit provides for interest at LIBOR plus fifty basis points and expires in April 2003.  During 2002 the Company closed a $2,500,000 line of credit that it held with a secondary bank.  The Company is in the process of negotiating a new line of credit effective in April 2003.  The interest rate and terms will not be as favorable as the current line of credit. The Company reserves $1,000,000 in cash or the line of credit as a contingency for major storm repairs in the Northwest Florida electric division.  The interest rates for the line of credit at December 31, 2002, 2001 and 2000 were approximately 1.9%, 2.4% and 7.1% respectively.

Notes payable, long-term debt and preferred stock at December 31, 2002 comprised 70% of total capitalization, with equity of 30%.  This leverage, along with covenants of our line of credit, will likely prohibit additional long-term debt from being issued without additional equity financing.  An equity offering was in process last fall to meet future cash requirements until an agreement to sell the water segment was signed in December 2002 (for additional information see "Discontinued Operations" in the Notes to Consolidated Financial Statements).  The closing for the water asset sale is scheduled for March 27, 2003 with the proceeds planned to pay off the current line of credit.  After the sale, the Company expects that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy its operating, normal capital expenditure and dividend requirements for several years.   In the long-term, additional equity financing is probable to pay off notes payable or pay for any major acquisitions.

On July 1, 2002, a four-for-three stock split was issued to the record holders of June 14, 2002.  All common share information has been restated to reflect the stock split.

Long-term debt has sinking fund payments that begin in 2008.  Lines of credit are generally for three years and are renewed at that time.

Contractual Obligations	Payments due by period (dollars in thousands):
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$ 52,500	$ -	$ -	$ -	$ 52,500
Operating Lease Obligations	66	20	31	15	-
Gas Purchase Obligations	52,250	12,292	14,258	9,525	16,174
Electric Purchase Obligations	78	78	-	-	-
Other Purchase Obligations	218	214	5	-	-
Total	$105,112	$ 12,604	$ 14,294	$ 9,540	$ 68,674

Off-Balance Sheet Arrangements

The Company does not use off-balance sheet financing, have minority interests in businesses, engage in energy trading activities, nor does it make loans or guarantee loans to executives or directors.  All debt of the business is reflected on the balance sheet.

Bond Related Issues

The Company's 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property.  At December 31, 2002, such calculation would permit the issuance of approximately $35.43 million of additional bonds.

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

The Company issued $14,000,000 of Palm Beach County municipal bonds (Industrial Development Revenue Bonds) on November 14, 2001 to finance development in the area.  The bond proceeds were restricted and held in trust until the Company incurred construction expenditures in the county.  Funds were drawn after each month’s construction expenditures. On December 31, 2002 the restricted funds were fully utilized for construction financing and no balance remained.

Florida Public Utilities Company (FPU) has current approval from the Florida Public Service Commission to issue and sell and/or exchange any combination of long-term debt, short-term notes and equity securities and/or to assume liabilities or obligations as guarantor, endorser or surety during calendar year 2002 in the amount of $75 million. The Company received this approval on December 21, 2001. On November 25, 2002, the Company received approval to increase this amount to $130 million.

Impact of Recent Accounting Standards

Financial Accounting Standard No. 143

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management believes the ultimate effect on the financial statements will be immaterial and that the impact on the regulated portion of the business, if any, would be an allowable item for recovery in the Company's rates.

The Florida Public Service Commission (FPSC) is currently in the process of developing a rule on this treatment for regulated purposes and is currently proposing that the effects, if any, of the application of SFAS No. 143 shall be revenue neutral in the rate making process.  The FPSC is also proposing that all differences between the application of SFAS No. 143 and the method approved for regulated utilities will be recorded as Regulatory Assets or Liabilities. FPSC- Proposed Rule Development, "Accounting for Asset Retirement Obligations Under SFAS No. 143", Rule No. 25-14.014, F.A.C.

The estimated cost of removal expenses for normal retirements related to regulated fixed assets is being reserved under current commission guidelines through the depreciation expense and accumulated reserves.  The estimated value of the reserve that has been accumulated for future cost of removal as of December 31, 2002 is approximately $5,800,000 and is included in accumulated depreciation in the accompanying consolidated financial statements.  The Company does not believe it owns assets with retirement obligations as defined by SFAS No. 143, but will continue monitoring the handling of utility long-lived assets for interpretations of assets that are considered to have retirement obligations.

Financial Accounting Standard No. 144

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The statement supercedes, with exceptions, SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  Management has evaluated the impact of implementing SFAS No. 144 and has shown the effects on the Company’s financial statements with respect to the upcoming sale of its water division, see “Discontinued Operations” section for additional details. Management feels that any future effect would be an allowable item for recovery in the Company’s rates for regulated operations and it does not have any material effect on non-regulated operations.

Financial Accounting Standard No. 146

In June 2002, FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will apply this guidance prospectively to any exit or disposal activities initiated after December 31, 2002.

Financial Accounting Standards No. 148

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure” This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Since the Company does not have any stock-based compensation for employees at this time the statement will not presently have any effect on our financial statements.

OTHER

Critical Accounting Policies and Estimates

Rate Regulated Basis of Accounting - The Company prepares its financial statements in accordance with the provisions of SFAS No. 71 – “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71) and it is our most critical accounting policy. In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation.  As a result, a regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate making process, there will be a corresponding increase or decrease in revenues. SFAS No. 71 does not apply to the unregulated propane gas operations.

Use of Estimates - Management is often required to use its judgment and make assumptions in the calculation of estimates that affect the recorded amounts of assets, liabilities, revenues and expenses in the financial statements of Florida Public Utilities Company. Actual results could differ from these estimates.

Revenue Recognition – The Company bills utility customers on a monthly cycle basis; however, the billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for gas and electric customers not yet billed during the accounting period. Determination of unbilled revenue relies on the use of estimates, fuel purchases, and historical data.

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

Forward Looking Information

This report contains forward looking information that is intended to qualify for the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  Although the Company believes that its expectations are based on reasonable assumptions, actual results could differ materially from those currently anticipated.  Factors that could cause actual results to differ from those anticipated include, but are not limited to, the effects of regulatory actions, competition, future economic conditions and weather. In October 2002 the Company lost a large volume interruptible transportation customer in its natural gas segment.  This will cause annual gross profit to decrease by approximately $240,000.  This will be offset by the addition of a large volume transportation customer that connected in the third quarter of 2002 that should be approaching full capacity during the first quarter of 2003.  The estimated annual gross profit from this customer should be approximately $250,000 per year.

The Company reduced 2002 revenue by $30,000 to allow for estimated over earnings in the electric segment. This amount is subject to an FPSC audit, which will determine the actual amount of over earnings, and could result in a further reduction or increase to revenue in 2003 if the actual amount is determined to be different from the estimate. The Company determined that the natural gas segment did not have over earnings and a reduction was not made to revenue. However, an FPSC audit could determine that over earnings does exist and may potentially result in an insignificant reduction to revenue in 2003 related to 2002.  The Company is also requesting approval for the goodwill and intangible assets, associated with our recent Atlantic Utilities regulated asset acquisition, to be allowed in rate base, which will reduce any potential natural gas over earnings amount discussed above.

Recent events will have a significant unfavorable impact to earnings in upcoming financial periods.  The decline of the stock market has greatly decreased the value of the pension plan assets and will significantly increase pension expense in 2003.  Current actuarial estimates show pension expense increasing by approximately $689,000 in 2003 over 2002.

Industry events, the events of September 11, 2001, and the stock market decline, have resulted in greatly increased insurance costs.  Effective September 2002, insurance costs, excluding workers’ compensation and medical insurance, increased approximately $250,000 annually.  Workers’ compensation insurance increased about $125,000 per year effective October 1, 2002.  Both increases will carry over into 2003. Management also believes that medical costs will increase in 2003 and the Company made revisions to the medical plan to help minimize the effect on operating income.

Accounting, auditing, and tax service expenses could be increasing by an estimated $173,000 annually.  This is due to additional work requirements of recent regulations on the external auditors and an expanded internal audit program.

The Company is exploring opportunities to reduce operating expenses to offset some of these unfavorable increases. Also, the Company may seek rate relief for either the natural gas or electric segment in 2003 that will include recovering the additional expenses.

On July 21, 2000, the Company entered into a Gas Transportation Agreement ("GTA") with Lake Worth Generation, LLC ("LWG"), that provided for: (i) the construction of a natural gas pipeline ("LWG Lateral") by the Company to a power generation project being developed by LWG on behalf of the City of Lake Worth, Florida ("LWG Project"); (ii) the Company's agreement to transport natural gas to the LWG Project via the LWG Lateral; and (iii) LWG's commitment to pay certain charges for the gas transportation services provided by the Company over a 30 year period.  The charges for gas transportation services were set at an amount that would permit the Company to recover a return of 11.17% on its undepreciated investment in the construction of the LWG Lateral, plus recover its operation and maintenance ("O&M") expenses.  LWG's obligation to pay for the gas transportation services was secured by an irrevocable letter of credit ("LC") issued on July 6, 2001, and provided to the Company in the amount of the initial estimated cost of construction of $5,490,449. The GTA required monthly payments by LWG in the amount of $109,423 for the first year of the contract, adjusted annually thereafter to account for depreciation of the LWG Lateral.  The GTA also required LWG to increase the amount of the LC to cover the actual cost of construction of the LWG Lateral, plus $37,900.  In the fourth quarter of 2002, LWG notified the Company that, due to financial difficulties encountered by LWG and its contractors in connection with the LWG Project, LWG would not be able to increase the LC, as required by the GTA, or make monthly payments prospectively beginning in December for services performed in November 2002.  The Company, LWG and the City of Lake Worth subsequently entered into a Forbearance Agreement, dated December 31, 2002, and an Amended Forbearance Agreement, dated February 19, 2003. Pursuant to the terms and conditions of these agreements, the City and the Company are negotiating a new gas transportation agreement to replace the GTA, that would provide for the Company's agreement to provide gas transportation services to the City on the LWG Lateral, subject to payment by the City of transportation charges that would be set initially to permit the Company to recover a return of 8.77% on its undepreciated investment in the construction of the LWG Lateral, plus O&M expenses.  The Company's rates would be subject to adjustment in subsequent rate proceedings before the Florida Public Service Commission.  In the event that the Company and the City execute a new gas transportation agreement by March 31, 2003, the Company will receive payment for the shortfalls in monthly payments under the GTA through March 31, 2003, plus interest, plus a termination fee of $1.5 million dollars, plus other expenses.  In the event that a new gas transportation agreement is not executed by March 31, 2003, the forbearance agreements permit the Company to draw upon the LC and the GTA is deemed terminated.  At this time, the Company is unable to predict with any degree of certainty the likelihood that a new gas transportation agreement will be executed by March 31, 2003 and has reserved an amount for the current shortfalls in the monthly payments.

On December 3, 2002 the Company entered into an agreement to sell certain assets comprising its water utility system to the City of Fernandina Beach.  Pursuant to the Agreement, the closing of this transaction is required to take place on or before March 31, 2003, and is currently scheduled for March 27, 2003.  The City has agreed to pay the Company $18,950,000 in cash at closing, with additional future consideration of $7,500,000, at an anticipated rate of $375,000 per year, commencing on or before February 15, 2004, and a like amount each year thereafter until February 15, 2010, when it is estimated that the Company will receive a final payment from the City in an amount of approximately $5,250,000. The fair value of the consideration is approximately $25,100,000. The assets amount to approximately $10,200,000 or less than 10% of the Company’s assets including water.  The water segment’s operating income before income taxes was approximately 12% of total operating income excluding income taxes before the reclassification to discontinued operations. In the event the sale is consummated, the Company would thereupon file an application with the FPSC for approval of the sale to a governmental authority, which, pursuant to Florida Statutes, must be approved by the Commission as a matter of right. For additional information see the section titled “Discontinued Operations” in the Notes to Consolidated Financial Statements.

Environmental Matters

The Company has several contamination sites in various stages of assessment investigation; see "Contingencies" in the Notes to Consolidated Financial Statements.  The Company believes that all future contamination assessment and remedial costs, legal fees and other related costs will not be in excess of the rate relief granted the Company and insurance settlement proceeds received.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

All financial instruments held by the Company were entered into for purposes other than for trading.  The Company has market risk exposure only from the potential loss in fair value resulting from reasonably possible changes in interest rates.  The Company has no exposure relating to commodity prices because the Company, under its regulatory jurisdictions, is fully compensated for the actual costs of commodities (primarily natural gas and electricity) used in its operations. Any commodity price increases for propane are passed through monthly to propane customers as the fuel charge portion of their rate. This can be performed due to the competition having similar increases that are customarily passed through to their customers.

None of the Company’s gas or electric contracts are accounted for using the fair value method of accounting. While some of the Company’s contracts meet the definition of a derivative, the Company has designated these contracts as “normal purchases and sales” under SFAS No. 133, “Accounting for Derivatives”.

The Company has no exposure to equity risk, as it does not hold any equity instruments.  The Company’s exposure to interest rate risk is limited to investments held for environmental costs. These investments are fixed income debt securities whose carrying amounts are not materially different than fair value. Such investments mature from 2003 to 2004 and are expected to be held to maturity. Therefore, the Company does not believe it has material market risk exposure related to these instruments.  The indentures governing the Company’s two first mortgage bond series outstanding contain “make-whole” provisions, which are pre-payment penalties that charge for lost interest, which render refinancing impracticable.  In 2002, a hypothetical 1/2% (50 basis points) decrease in the long-term interest rate on $52,500 million debt would change the fair value from $60,215 million to $63,949 million.

Changes in short-term interest rates could have an effect on income depending on the balance borrowed on the variable rate line of credit. On December 31, 2002 and 2001, the Company had $19,183,000 and $20,430,000 in short-term debt, respectively.  A hypothetical 1% increase in interest rates would have resulted in a decrease in annual earnings by $120,000 and $127,000 respectively, based on the year-end borrowings.

Item 8.

Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

                                                                                                                 _Years Ended December 31_

Revenues	2002	2001	2000
Electric	$40,930	$39,050	$39,304
Natural gas	40,140	44,729	38,270
Propane gas	7,391	5,399	4,380
Total revenues	88,461	89,178	81,954
Cost of fuel and taxes based on revenues	53,532	59,238	53,491
Gross profit	34,929	29,940	28,463
Operating Expenses
Operations	17,271	13,894	12,445
Maintenance	2,551	2,745	2,588
Depreciation and amortization	5,026	4,525	4,406
Taxes other than income taxes	2,312	2,157	1,955
Total operating expenses	27,160	23,321	21,394
Operating income excluding income taxes	7,769	6,619	7,069
Interest Charges and Other
Merchandise and service revenue	(3,001)	(2,571)	(1,815)
Merchandise and service expenses	2,778	2,316	1,762
Other income	(590)	(427)	(372)
Other deductions	18	30	23
Gain from sale of non-utility property	(112)	(15)	-
Long-term debt	3,937	2,606	2,235
Short-term borrowings	324	826	962
Customer deposits and other interest	252	159	290
Total interest charges and other	3,606	2,924	3,085

Income from continuing operations excluding income taxes	4,163	3,695	3,984
Income taxes	1,402	1,239	1,319
Income from continuing operations	2,761	2,456	2,665
Discontinued Operations
Income from discontinued operations-water	908	897	932
Income taxes	306	301	309
Total income from discontinued operations	602	596	623
Net Income	3,363	3,052	3,288
Preferred Stock Dividends	29	29	29
Earnings for Common Stock	$3,334	$3,023	$3,259
Earnings Per Common Share (basic and diluted): Continuing Operations	$0.70	$0.64	$0.70
Discontinued Operations	$0.16	$0.16	$0.17
Total	$0.86	$0.80	$0.87
Dividends Declared Per Common Share	$0.57	$0.55	$0.53
Average Shares Outstanding	3,871,019	3,801,740	3,759,347

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

December 31,

ASSETS	2002	2001
Utility Plant
Electric	$59,937	$57,212
Natural gas	76,746	68,528
Propane gas	11,232	8,993
Common	4,992	4,844
Total	152,907	139,577
Less accumulated depreciation	54,952	51,489
Net utility plant	97,955	88,088
Current Assets
Cash	3,200	3,198
Accounts receivable	9,065	6,930
Allowance for uncollectible accounts	(304)	(128)
Unbilled receivable	1,470	1,379
Inventories (at average or unit cost)	3,108	3,261
Prepayments and deferrals	749	670
Under recovery of conservation and unbundling	36	343
Assets held for sale-water operations	10,178	9,662
Total current assets	27,502	25,315
Other Assets
Investments held for environmental costs	2,815	3,417
Restricted bond proceeds	-	8,008
Deferred charges	10,375	9,260
Goodwill	3,348	3,066
Intangible assets (net)	2,828	2,835
Total other assets	19,366	26,586
Total	$144,823	$139,989

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity	$30,883	$29,329
Preferred stock	600	600
Long-term debt	52,500	52,500
Total capitalization	83,983	82,429
Current Liabilities
Notes payable	19,183	20,430
Accounts payable	7,472	5,637
Insurance accrued	2,364	2,257
Interest accrued	926	877
Other accruals and payables	3,723	3,186
Over recovery of fuel costs	1,807	1,800
Customer deposits	5,615	4,446
Liabilities held for sale-water operations	1,272	763
Total current liabilities	42,362	39,396
Other Liabilities
Deferred income taxes	7,366	7,308
Unamortized investment tax credits	751	861
Environmental liability	5,204	5,237
Regulatory tax liabilities	1,413	1,548
Customer advances for construction	1,581	1,256
Storm damage	2,163	1,954
Total other liabilities	18,478	18,164
Commitments and Contingencies (see Notes)	-	-
Total	$144,823	$139,989
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(dollars in thousands)                                                                            December 31,

	2002	2001
Common Shareholders' Equity
Common stock, $1.50 par value, authorized 6,000,000 shares; issued 4,329,380 shares
in 2002; 4,315,967 shares in 2001	$6,494	$6,474
Paid-in capital	8,472	8,284
Retained earnings	20,529	19,386
Treasury stock - at cost (447,791 shares in 2002,
467,588 shares in 2001)	(4,612)	(4,815)
Total common shareholders' equity	30,883	29,329
Preferred Stock
4 ¾% Series A, $100 par value, redemption price
$106, authorized and outstanding 6,000 shares	600	600

4 ¾% Series B Cumulative Preferred, $100 par value, redemption price $101, authorized 5,000 and none issued	-	-

$1.12 Convertible Preference, $20 par value, redemption price $22, authorized 32,500 and none issued	-	-
Total preferred stock	600	600
Long-Term Debt
First mortgage bonds series
9.57 % due 2018	10,000	10,000
10.03 % due 2018	5,500	5,500
9.08 % due 2022	8,000	8,000
4.90 % due 2031	14,000	14,000
6.85 % due 2031	15,000	15,000
Total long-term debt	$52,500	52,500
Total Capitalization	83,983	$82,429

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(dollars in thousands)
Common Stock
	Shares	Aggregate	Paid-in	Retained	Treasury	Treasury Shares
	Issued	Par Value	Capital	Earnings	Shares	Cost

Balances as of December 31, 1999	4,282,935	$6,424	$7,739	$17,204	546,421	$(5,501)
Net income				3,288
Dividends				(2,031)
Stock plans	16,628	25	310		(17,265)	52
Balances as of December 31, 2000	4,299,563	6,449	8,049	18,461	529,156	(5,449)
Net income				3,052
Dividends				(2,127)
Stock issuance for acquisition					(42,613)	439
Stock plans	16,404	25	235		(18,955)	195
Balances as of December 31, 2001	4,315,967	6,474	8,284	19,386	467,588	(4,815)
Net income				3,363
Dividends				(2,220)
Stock plans	13,413	20	188		(19,797)	203
Balances as of December 31, 2002	4,329,380	$6,494	$8,472	$20,529	447,791	$(4,612)

CONSOLIDATED STATEMENTS OF CASH FLOWS

      (dollars in thousands)                                                                                    Years Ended December 31,

	2002	2001	2000
Cash Flows from Operating Activities
Net income	$3,363	$3,052	$3,288
Adjustments to reconcile net income to
net cash from operating activities
Income from discontinued operations, net of tax	(602)	(596)	(623)
Depreciation and amortization	5,026	4,525	4,406
Deferred income taxes	(378)	(307)	281
Bad debt expense	400	410	202
Investment tax credits	(103)	(107)	(110)
Other	69	28	(46)
Gain on sale of non-utility property	(112)	-	-

Effects of changes in
Receivables	(2,326)	2,466	(2,963)
Unbilled receivable	(126)	19	(229)
Inventories and prepayments	25	83	(1,040)
Accounts payable and accruals	3,060	(4,152)	6,550
Over (under) recovery of fuel costs	315	2,358	(2,208)
Area expansion program deferred costs	(978)	(804)	(576)
Environmental liability	(127)	(82)	106
Other	(196)	(219)	(1,016)
Net cash provided by operating activities	7,310	6,674	6,022
Cash Flows from Investing Activities
Construction expenditures	(14,136)	(13,442)	(8,443)
(Payment) reduction for purchase of Atlantic Utilities Company	74	(9,792)	-
Payment for purchase of Z-Gas Company, net of cash acquired	(3)	(83)	-
Payment for purchase of Nature Coast Company, net of cash acquired	(735)	-	-
Customer advances for construction	333	(45)	(29)
Reduction (Purchase) of restricted long term investments	8,008	(8,008)	-
Deposit held in escrow for dividend payment	541	(541)	-
Purchase of long-term investment	60	-	1
Proceeds from sale of non-utility property	877	-	-
Net cash used by investing activities	(4,981)	(31,911)	(8,471)
Cash Flows from Financing Activities
Net change in short-term borrowings	(1,247)	2,530	4,900
Long term borrowings – net of costs	(58)	27,022	-
Proceeds from common stock plans	411	390	387
Dividends paid	(2,201)	(2,102)	(1,998)
Net cash provided by (used by) financing activities	(3,095)	27,840	3,289
Net cash provided by discontinued operations	768	529	(939)
Net Increase (Decrease) in Cash	2	3,132	(99)
Cash at Beginning of Year	3,198	66	165
Cash at End of Year	$3,200	$3,198	$66
Supplemental Cash Flow Information
Cash was paid during the years as follows:
Interest	$4,506	$3,379	$3,399
Income taxes	1,965	1,396	1,958
Non-cash investing and financing activities
Purchase of Z-Gas Company through issuance of
42,613 shares of common stock	-	$503	-
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting and Reporting Policies

Business and Regulation  Florida Public Utilities Company (the Company or FPU) is an operating public utility engaged principally in the purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas.  The Company is subject to the jurisdiction of the Florida Public Service Commission (FPSC) with respect to its electric, natural gas and water operations.  The FPSC stopped regulating the water segment of the Company’s business on September 17, 2001 due to a resolution passed by Nassau County but regained regulation in July 2002. The suppliers of electrical power to the Northwest Florida division and of natural gas to the natural gas divisions are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  The Northeast Florida division is supplied most of its electrical power by a municipality which is exempt from FERC and FPSC regulation.  The Company also distributes propane gas through a non-regulated subsidiary.  The Company's accounting policies and practices conform to accounting principles generally accepted in the United States of America as applied to regulated public utilities and are in accordance with the accounting requirements and rate making practices of the FPSC.

The Company prepares its financial statements in accordance with the provisions of SFAS No. 71 – “Accounting for the Effects of Certain Types of Regulation”.  In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation.  As a result, a regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate making process, there will be a corresponding increase or decrease in revenues.  Accordingly, the Company has recognized certain regulatory assets and regulatory liabilities in the consolidated balance sheets.  The Company believes that the FPSC will continue to allow the Company to recover such items through its rates. In the event that a portion of FPU’s operations are no longer subject to the provisions of SFAS No. 71, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, the Company would be required to determine if an impairment related to other assets exists, including plant, and write down the assets, if impaired, to their fair value. A summary of such items is as follows (dollars in thousands):

	2002	2001
Assets
Deferred development costs	$3,496	$2,518
Under recovery of conservation and unbundling	36	343
Unamortized piping and conversion costs	1,501	1,601	(1)
Unamortized loss on reacquired debt	__282	__302
Total Regulatory Assets	$5,315	$4,764

Liabilities
Regulatory tax liabilities	$1,413	$1,548
Environmental liability	5,204	5,237
Storm damage	2,163	1,954
Over recovery of fuel costs	__1,807	__1,800
Total Regulatory Liabilities	$10,587	$10,539

Deferred development costs, unamortized piping and conversion costs, and unamortized loss on reacquired debt are included in deferred charges in the consolidated balance sheets.

(1) 2001 has been adjusted to include unamortized piping and conversion costs related to the acquisition of Atlantic Utilities Company.

The Company has agreed with the FPSC staff to limit its earned return on equity for its regulated electric and natural gas operations.  The disposition of any excess earnings is left to the discretion of the FPSC, with alternatives including a refund to customers, additional contributions to storm damage reserves, or the reduction of any depreciation reserve deficiency, if any.  The excess earnings for 1997, 1998 and 1999 at one of the Company’s electric divisions were ordered by the FPSC to be added to that division’s storm damage reserve.  Since that last order on the 1999 disposition of excess earnings, the FPSC has allowed the Company the automatic flexibility of funding the storm damage reserves each year thereafter through use of the excess earnings and allowing additional storm damage accruals up to a cap in those reserves of $1,500,000 and $1,400,000 in the Fernandina Beach and Marianna electric divisions, respectively.  The Company funded its Fernandina Beach electric storm reserve with an additional $237,000 relating to 2000 excess earnings.  In 2001, the Company did not have any excess earnings and accordingly has not funded any additional amounts to its storm damage reserves. In 2002, the Company has reserved for $30,000 in its electric segment for possible overearnings, and may also have additional over earnings in its natural gas segment.  As of the end of 2002, the Fernandina Beach and Marianna electric storm reserves were at approximately $1,257,000 and $847,000, respectively.

The Company filed the appropriate unbundled tariffs to give its commercial natural gas customers the option of purchasing their gas supplies from third parties.  The Company officially offered unbundled services to commercial customers on August 1, 2001.  Even though FPU has had the overall lowest gas costs in the Florida market, third party suppliers may be able to offer our customers additional programs, which a regulated gas company cannot offer.  Furthermore, by purchasing their gas supplies from third parties, our commercial customers may avoid certain taxes and fees, which FPU is required to collect and impose on the sale of natural gas.  The Company’s operating results will not be affected as the Company realizes the same gross profit regardless of whether the customer purchases the gas from us or uses our system to transport the gas since it does not profit on the fuel sales.  The FPSC approved various mechanisms, which will allow the Company to be reimbursed for the incremental cost of providing unbundled services.

Revenue  The Company bills utility customers on a monthly cycle basis; however, the billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for gas and electric customers not yet billed during the accounting period. Determination of unbilled revenue relies on the use of estimates, fuel purchases, and historical data.

The rates of the Company include base revenues, fuel adjustment charges and the pass-through of certain governmental imposed taxes based on revenues.  The base revenues are determined by the FPSC and remain constant until a request for an increase in such rates is filed and approved by the FPSC.  From the FPSC perspective, the Company operates four distinct "entities", i.e., Northwest Florida electric, Northeast Florida electric, Northeast Florida water, and natural gas, consisting of Palm Beach County, and the Sanford and DeLand area in Central Florida.  Thus, for the Company to recover through rate relief the effects of inflation and construction expenditures for all such "entities", a request for an increase in base revenues would require the filing of four separate rate cases.  The FPSC allows for an annual automatic rate increase for water operations through the use of a price index.  Fuel adjustment charges are estimated for customer billing purposes and any under/over-recovery difference between the incurred cost of fuel and estimated amounts billed to customers is deferred for future recovery or refund and either charged or credited to customers.  Interest accrues on such under/over-recoveries and is included in the subsequent adjustment.

Consolidation  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Flo-Gas Corporation.  All significant intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the prior years' financial statements and other financial information contained herein to conform to the 2002 presentation.

Utility Plant and Depreciation Utility plant is stated at original cost. Propane utility plant that has been acquired in recent acquisitions is stated at fair market value at the time of each acquisition. The costs of additions to utility plant include contracted services, direct labor, transportation and materials.  The costs of units of property retired are removed from utility plant, and such costs plus removal costs, less salvage, are charged to accumulated depreciation.  Maintenance and repairs of property and replacement and renewal of items determined not to be units of property are charged to operating expenses.  Substantially all of the utility plant and the shares of Flo-Gas Corporation collateralize the Company's First Mortgage Bonds.

Depreciation is computed using the composite straight-line method at rates prescribed by the FPSC for financial accounting purposes.  Propane depreciation is computed using a composite straight-line method at an average rate based on estimate life of approximately 20 years. Such rates are based on estimated service lives of the various classes of property.  Depreciation provisions on average depreciable property approximate 3.3% in 2002, 3.4% in 2001 and 3.6% in 2000.

Income Taxes  Deferred income taxes are provided on all significant temporary differences between the financial statements and tax basis of assets and liabilities at currently enacted tax rates.  Investment tax credits have been deferred and are amortized based upon the average useful life of the related property in accordance with the rate treatment.

Use of Estimates Inherent in the accounting process is the use of estimates when preparing financial statements in accordance with generally accepted accounting principles.  Actual results could differ from these estimates.  The Company has used estimates in the preparation of its financial statements including the accrual for uninsured liability claims.  The Company is self-insured for the first $250,000 of each general and auto liability claim and therefore accrues for estimated losses occurring from both asserted and unasserted claims.  The estimate for unasserted claims arising from unreported incidents is based on an analysis of historical claims data and judgment.  Management believes that its accrual for potential liability claims is adequate.

Notes Payable The Company has a $20,000,000 line of credit with its primary bank, of which $19,183,000 was borrowed at the end of 2002.  The line of credit provides for interest at LIBOR plus fifty basis points and expires in April 2003.  During 2002 the Company closed a $2,500,000 line of credit that it held with a secondary bank.  The Company is in the process of negotiating a new line of credit effective in April 2003.  The interest rate and terms will not be as favorable as the current line of credit. The Company reserves $1,000,000 in cash or the line of credit as a contingency for major storm repairs in the Northwest Florida electric division.  The interest rates for the line of credit at December 31, 2002, 2001, and 2000 were approximately 1.9%, 2.4% and 7.1% respectively.

Acquisitions

In October 2001, the Company acquired Z-Gas Company, Inc., a propane gas service distribution company, in a stock for stock transaction valued at approximately $600,000. The transaction involved the issuance of 42,613 shares of the Company’s common stock and approximately $20,000 in cash. The acquisition added about 1,000 customers to the propane operation in the Northeast Florida Division.

In December 2001, the Company acquired certain net assets of Atlantic Utilities, the Florida operation of Southern Union Company in a cash transaction valued at approximately $10,000,000. Atlantic Utilities served about 4,400 natural gas customers in New Smyrna Beach and about 1,900 propane customers in central and south Florida.

The excess of the consideration paid over the estimated fair value, or the depreciated original cost for regulated entities, of net assets including intangibles acquired in both the Atlantic Utilities and Z-Gas acquisitions was approximately $3,100,000.  This was recorded as goodwill and according to SFAS No. 142 is not being amortized. This amount was subject to reclassifications to intangible assets and immaterial adjustments to the purchase price in 2002. The natural gas portion of this amount is approximately $1,500,000.

Fair Market Value of Assets Acquired and Liabilities Assumed in 2001 (dollars in thousands)
	ATLANTIC	Z-GAS
Utility plant
Natural gas	$ 4,802	$ -
Propane gas	1,246	333
Accumulated depreciation and amortization	(2,195)	-
Net utility plant	3,853	333

Current Assets
Cash	-	14
Accounts receivable	99	23
Inventories	212	17
Total current assets	311	54

Goodwill-Natural gas	1,514	-
Goodwill-Propane gas	1,412	199
Intangibles-Natural gas	1,900	-
Intangibles-Propane gas	930	5
Deferred charges	348	-
Total other assets	6,104	204

Current Liabilities
Interest accrued	(12)	-
Other accruals and payables	(279)	(12)
Customer deposits	(260)	-
Total current liabilities	(551)	(12)
Total acquisition cost	$ 9,717	$ 579

The following unaudited pro forma information combines the consolidated results of operations of Florida Public Utilities Company with those of Z-Gas and Atlantic Utilities as if these acquisitions had occurred at the beginning of 2000. The pro forma results are not necessarily an indication of the results that would have been achieved had the transactions been consummated as of the date indicated, or that may be achieved in the future. The 2001 information includes actual amounts for November and December information for Z-Gas and December 15-31 information for Atlantic Utilities.  The income statement for 2002 includes all the effects from these two acquisitions and no pro forma adjustments are necessary.

Pro Forma Results
(dollars in thousands except for per share data) Years ended December 31,

	2001	2000

Revenues	$ 95,096	$ 86,184
Cost of fuel and taxes based on revenues	62,560	55,356
Gross Profit	32,536	30,828
Operating Income from continuing operations	6,507	6,398
Net Income from continuing operations	3,204	3,070
Earnings for Common Stock from continuing operations	3,175	3,041
Average Shares Outstanding	3,837,251	3,801,960
Earnings per Common Share from continuing operations	$ .82	$ .79

In November 2002, the Company acquired Nature Coast Utilities, a propane gas service distribution company, in a cash for stock transaction valued at approximately $740,000.  The acquisition added about 1,200 customers to the Company’s new Nature Coast division located in West Central Florida.

The excess of the consideration paid over the fair value of assets acquired and liabilities assumed associated with this acquisition, resulted in goodwill of approximately $223,000 and in accordance with SFAS No. 142, it is not being amortized.  There are no other intangible assets identified with this acquisition.

Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under this statement, the amortization of goodwill is no longer permitted and intangible assets with an indefinite life will not be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired.  The reporting units have been determined to be propane gas and natural gas for the purposes of impairment testing.

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

All goodwill relates to the recent gas acquisitions and accordingly, there is no amortization of goodwill reported in the accompanying 2000, 2001, and 2002 consolidated financial statements. Goodwill is $1,513,000 in the natural gas segment and $1,835,000 in the propane segment. The test for goodwill impairment was performed for the reporting units during the second quarter of 2002, as of January 1, 2002. The test results showed that there was no impairment in either reporting unit.

Discontinued Operations

On December 3, 2002 the Company entered into an agreement to sell certain assets comprising its water utility system to the City of Fernandina Beach.  Pursuant to the Agreement, the closing of this transaction is required to take place on or before March 31, 2003, and is currently scheduled for March 27, 2003.  The City has agreed to pay the Company $18,950,000 in cash at closing, as well as contingent “futures” consideration until February 15, 2010, when it is estimated that the Company will receive a final payment from the City. The fair value of the consideration is approximately $25,100,000. The assets amount to approximately $10,200,000 or less than 10% of the Company’s assets including water.  The water segment’s operating income before income taxes was approximately 12% of total operating income excluding income taxes before the reclassification to discontinued operations.  In the event the sale is consummated, the Company would thereupon file an application with the FPSC for approval of the sale to a governmental authority, which, pursuant to Florida Statutes, must be approved by the Commission as a matter of right.

The accompanying consolidated financial statements have been restated for all periods presented for the discontinued operations of the water division. The net income of this water operation is reported as discontinued operations in the Consolidated Statements of Income.  The Company has not ceased recording depreciation expense due to the regulatory requirements and will continue to expense depreciation through the anticipated sales date of March 27, 2003. The assets and liabilities of the water division have been included in current assets and current liabilities, as assets and liabilities held for sale until the sale is consummated.  Results of discontinued operations for the years ended December 31, were as follows:

Results of Water Operations (dollars in thousands):	2002	2001	2000
Revenues	$3,116	$2,965	$2,805

Gross profit	$2,983	$2,836	$2,680

Income from discontinued operations before income taxes	$908	$897	$932
Income tax expense	306	301	309
Income from discontinued operations	$602	$596	$623

The major balance sheet classes included in assets and liabilities of discontinued operations in the Consolidated Balance Sheets, as of December 31, are as follows:

Major Balance Sheet Classes - Water Operations (dollars in thousands):	2002	2001
Assets
Utility plant, net	$ 9,782	$ 9,241
Current assets	396	421
Total	$ 10,178	$ 9,662

Liabilities
Current liabilities	$ 15	$ 8
Customer advances for construction	1,257	755
Total	$ 1,272	$ 763

Gain on Sale of Property

The Company sold property held in Delray Beach, in its South Florida division, for a gain of approximately $529,000 in the first quarter of 2002.  This property was primarily regulated property and accordingly the majority of the gain was deferred awaiting Florida Public Service Commission (FPSC) approval on the disposition of that gain. The Company has been granted approval by the FPSC to allow amortization of the gain with an offset to depreciation expense over five years beginning April 2002. The non-regulated portion of the gain has been recognized in the first quarter of 2002 and amounts to $53,000, net of income taxes.

The Company sold property held in DeLand, in its Central Florida division, for a gain of approximately $186,000 during the third quarter of 2002.  This property was primarily regulated property and accordingly the majority of the gain was deferred awaiting Florida Public Service Commission (FPSC) approval on the disposition of that gain.  The Company has been granted approval by the FPSC to allow amortization of the gain with an offset to depreciation expense over five years beginning August 2002.  The non-regulated portion of the gain has been recognized in the third quarter of 2002 and amounts to $17,000, net of income taxes.

The total earnings per share effect of both gains included in the Consolidated Statements of Income for the twelve months ended December 31, 2002 is $0.02. Excluding the property gains in the twelve months ended December 31, 2002 total earnings per share would be $0.84.

Capitalization

Common Stock Split

In July 2002, the Company affected a four-for-three stock split in the form of a stock dividend and, accordingly, transferred from paid-in capital to common stock, an amount equal to the aggregate par value of the additional shares.  All per share data included herein have been retroactively restated to reflect the stock split.

Common Shares Reserved

The Company has reserved 104,887 common shares for issuance under the Dividend Reinvestment Plan and 27,724 common shares for issuance under the Employee Stock Purchase Plan.

Dividend Restriction

The Indenture of Mortgage and Deed of Trust and supplements thereto provide for restriction of the payment of cash dividends.  At December 31, 2002 approximately $4,000,000 of retained earnings were free of such restriction.

Long-Term Debt

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

Sinking fund payments are scheduled to begin in 2008.

Restricted Bond Proceeds

The Company issued $14,000,000 of Palm Beach County municipal bonds (Industrial Development Revenue Bonds) on November 14, 2001 to finance development in the area.  The interest rate on the thirty-year callable bonds is 4.90%.  The bond proceeds were restricted and held in trust until construction expenditures were actually incurred by the Company.  In 2002 $8,008,000 was drawn from the restricted funds held by the trustee and no restricted funds were remaining at December 31, 2002.

Bond Proceeds

The Company issued its First Mortgage Bond, 6.85% Series due 2031 on September 27, 2001 in the aggregate principal amount of $15,000,000 as security for the 6.85% Secured Insured Quarterly Notes, due October 1, 2031 (IQ Notes). Interest on the pledged bond accrues at the rate of 6.85% per annum payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, payable initially on January 1, 2002.  The pledged bond constitutes the Fourteenth Series of the Company's First Mortgage Bonds.

Segment Information

The Company is organized into two continuing regulated business segments: natural gas and electric and one non-regulated business segment, propane gas.  Water, a regulated segment, has been classified as discontinued operations and has been eliminated from segment information with the exception of Identifiable assets. There are no material inter-segment sales or transfers.

Identifiable assets are those assets used in the Company's operations in each business segment.  Common assets are principally cash and overnight investments, deferred tax assets and common plant.

Business segment information for 2002, 2001 and 2000 is summarized as follows:

(dollars in thousands)

	2002	2001	2000
Revenues
Electric	$40,930	$39,050	$39,304
Natural gas	40,140	44,729	38,270
Propane gas	7,391	5,399	4,380
Consolidated	$88,461	$89,178	$81,954

Operating income from continuing operations excluding income tax
Electric	$2,980	$2,893	$3,016
Natural gas	4,291	3,295	3,789
Propane gas	498	431	264
Consolidated	$7,769	$6,619	$7,069

Identifiable assets
Electric	$39,446	$37,753	$36,911
Natural gas	57,753	52,734	42,564
Propane gas	10,288	10,728	5,648
Water operations – held for sale	10,096	9,579	9,038
Common	27,240	29,195	14,885
Consolidated	$144,823	$139,989	$109,046

Depreciation and amortization
Electric	$2,116	$2,070	$1,969
Natural gas	2,272	1,963	2,027
Propane gas	436	322	284
Common *	202	170	126
Consolidated	$5,026	$4,525	$4,406

* Common has been restated for 2001 and 2000 to
exclude depreciation expenses related to water operations.

Construction expenditures
Electric	$3,278	$4,418	$3,015
Natural gas	9,373	7,508	3,300
Propane gas	1,298	1,147	757
Common	187	369	1,371
Consolidated	$14,136	$13,442	$8,443

Continuing operations income tax expense
Electric	$292	$397	$475
Natural gas	741	547	728
Propane gas	151	84	26
Common	218	211	90
Consolidated	$1,402	$1,239	$1,319

Income Taxes
The provision (benefit) for income taxes consists of the following (dollars in thousands):

	2002	2001	2000
Current payable
Federal	$1,609	$1,413	$981
State	274	240	167
	1,883	1,653	1,148
Deferred
Federal	(338)	(275)	222
State	(40)	(32)	59
	(378)	(307)	281

Investment tax credit	(103)	(107)	(110)

Income taxes – continuing operations	1,402	1,239	1,319

Income taxes – discontinued operations	306	301	309
Total	$1,708	$1,540	$1,628

The difference between the effective income tax rate and the statutory federal income tax rate applied to pretax income is accounted for as follows (dollars in thousands):

	2002	2001	2000

Federal income tax at statutory rate	$1,724	$1,561	$1,671
State income taxes, net of federal benefit	146	139	166
Investment tax credit	(110)	(114)	(117)
Other	(52)	(46)	(92)

Total provision for income taxes	$1,708	$1,540	$1,628

The tax effects of temporary differences producing accumulated deferred income taxes in the accompanying consolidated balance sheets are as follows (dollars in thousands):

	2002	2001	2000
Deferred tax assets:
Environmental	$2,112	$2,125	$1,997
Self insurance	664	75	107
Other	518	160	339
Total deferred tax assets	3,294	2,360	2,443
Deferred tax liabilities:
Utility plant related	9,422	8,748	8,654
Under recovery of fuel costs	174	320	798
Pension	804	225	233
Other	260	375	195
Total deferred tax liabilities	10,660	9,668	9,880
Net deferred income taxes	$7,366	$7,308	$7,437

Employee Benefit Plans

Florida Public Utilities Company sponsors a qualified pension plan and postretirement medical and life benefit plans for its employees. The life plan obligations are de-minimis and not reflected in the Company’s disclosures.  The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the 2-year period ending December 31, 2002, and a statement of the funded status as of December 31 of both years:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Reconciliation of Benefit Obligation
Prior year obligation at December 31	$ 26,164,049	$ 26,186,445	$ 1,410,368	$ 1,875,972
Service cost	895,888	901,220	59,873	77,425
Interest cost	1,818,276	1,780,967	111,207	103,649
Participant contributions	0	0	20,498	15,625
Plan amendments	0	295,554	0	0
Actuarial (gain) loss	591,406	(1,844,718)	184,631	(590,995)
Acquisitions (divestitures)	0	0	0	0
Benefit payments	(1,186,293)	(1,155,419)	(60,938)	(71,308)
Curtailments	0	0	0	0
Settlements	0	0	0	0
Current year obligation at December 31	$ 28,283,326	$ 26,164,049	$ 1,725,639	$ 1,410,368

Reconciliation of Fair Value of Plan Assets
Prior year fair value of plan assets at December 31	$ 32,007,418	$ 35,113,920	$ 0	$ 0
Actual return on plan assets	(3,867,807)	(1,951,083)	0	0
Acquisitions (divestitures)	0	0	0	0
Employer contributions	0	0	40,440	55,683
Participant contributions	0	0	20,498	15,625
Benefit payments	(1,186,293)	(1,155,419)	(60,938)	(71,308)
Settlements	0	0	0	0
Current year fair value of plan assets at December 31	$ 26,953,318	$ 32,007,418	$ 0	$ 0

Funded Status
Funded status at December 31	$ (1,330,008)	$ 5,843,369	$ (1,725,639)	$ (1,410,368)
Unrecognized transition (asset) obligation	0	0	428,950	471,846
Unrecognized prior service cost	6,292,020	7,006,373	0	0
Unrecognized (gain) loss	(2,531,878)	(10,578,578)	(207,989)	(397,442)
Net amount recognized	$ 2,430,134	$ 2,271,164	$ (1,504,678)	$ (1,335,964)

The following table provides the amounts recognized in the statement of financial position as of December 31 of both years:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Prepaid benefit cost	$ 2,430,134	$ 2,271,164	$ 0	$ 0
Accrued benefit liability	0	0	(1,504,678)	(1,335,964)
Intangible asset	0	0	0	0
Accumulated other comprehensive income	0	0	0	0
Net amount recognized	$ 2,430,134	$ 2,271,164	$ (1,504,678)	$ (1,335,964)

The following table provides the components of net periodic benefit cost for the plans for fiscal years 2002, 2001, and 2000:

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
Service cost	$ 895,888	$ 901,220	$ 971,596	$ 59,873	$ 77,425	$ 87,596
Interest cost	1,818,276	1,780,967	1,694,069	111,207	103,649	118,285
Expected return on plan assets	(2,800,350)	(2,821,040)	(2,785,633)	0	0	0
Amortization of transition (asset) obligation	0	0	(183,269)	42,896	42,896	42,896
Amortization of prior service cost	714,353	722,015	716,418	0	0	0
Amortization of net (gain) loss	(787,137)	(829,342)	(875,582)	(4,822)	(4,778)	1,001
Net periodic benefit cost	$ (158,970)	$ (246,180)	$ (462,401)	$ 209,154	$ 219,192	$ 249,778
Curtailment (gain) loss	0	0	0	0	0	0
Settlement (gain) Loss	0	0	0	0	0	0
Net periodic benefit cost after
Curtailments and settlements	$ (158,970)	$ (246,180)	$ (462,401)	$ 209,154	$ 219,192	$ 249,778

The amount included within other comprehensive income arising from a change in the additional minimum pension liability was $0 at December 31, 2002, $0 at December 31, 2001, and $0 at December 31, 2000.

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The pension plan is noncontributory; the postretirement medical plan is contributory with participants’ contributions subject to adjustment annually.  The accounting for the health care plan anticipates future cost-sharing changes to the written plan such that retiree contributions will increase over time at the same rate as the total plan cost.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
Weighted-average Assumptions as of December 31
Discount rate	6.75%	7.25%	7.00%	6.75%	7.25%	7.00%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.50%	5.50%	N/A	N/A	N/A

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits during 2002 was 6.25%.  These rates were assumed to decrease gradually each year to a rate of 4.50% for 2007 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$ 21,753	$ (18,347)
Effect on the health care component of the accumulated postretirement benefit obligation	$ 192,591	$ (164,373)

Health Plan

The Company is principally self-insured for its employee and retiree medical insurance plan.  The Company's health care liability under the plan is limited to $125,000 per individual per year, with a maximum annual total liability of $1,505,136.

A reserve for future benefit payments for active employees is maintained at a level sufficient to provide for estimated outstanding claims under the plan net of amounts contributed by employees.  Net health care benefits paid by the Company for active employees were approximately $732,000, $629,000 and $509,000 for 2002, 2001 and 2000, respectively.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan offers common stock at a discount to qualified employees.  During 2002, 2001 and 2000, 17,589, 15,699 and 14,465 shares, respectively, were issued under the Plan for aggregate consideration of $195,000, $162,000 and $165,000, respectively.

Dividend Reinvestment Plan

During 2002, 2001 and 2000, 13,413, 16,404 and 16,628 shares, respectively, were issued under the Company's Dividend Reinvestment Plan for aggregate consideration of $185,000, $196,000 and $193,000, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for investments held in escrow for environmental costs, notes payable, taxes accrued and other accrued liabilities approximate fair value.  As the older bonds contain ‘make whole’ provisions it would negate any fluctuation in interest rates.  The fair value of long-term debt is estimated by discounting the future cash flows of each issuance at rates currently offered to the Company for similar debt instruments of comparable maturities.

	2002		2001
	Carrying Amounts	Approximate Fair Value	Carrying Amounts	Approximate Fair Value
Long-term debt	$ 52,500,000	$ 60,215,000	$52,500,000	$ 57,273,000

3/18/2003

Contingencies

Environmental

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

West Palm Beach Site.

FPU is currently conducting a contamination assessment investigation of a parcel of property owned by it in West Palm Beach, Florida upon which FPU previously operated a gasification plant.  After a preliminary contamination assessment investigation indicated soil and groundwater impacts, FPU entered into a consent order with the Florida Department of Environmental Protection ("FDEP").  The consent order required FPU to delineate the extent of soil and groundwater impacts associated with the prior operation of the gasification plant and to remediate such soil and groundwater impacts, if necessary. A Supplemental Contamination Assessment Report Addendum (“SCARA”) was submitted to FDEP in December 2001 for review and comment.  On September 26, 2002, FPU submitted a work plan for additional fieldwork to respond to FDEP's comments to the SCARA.  This work will be undertaken in conjunction with additional soil investigation planned for January/February 2003 to assist in the preparation of a feasibility study to evaluate remedial alternatives for the site.  The cost to complete the additional fieldwork, including the feasibility study, is approximately $355,000.

Prior to completion of the contamination assessment/feasibility study phases, FPU is unable to determine the complete extent or cost of remedial action, which may be required.  A revised preliminary estimate from FPU's environmental consultant projected that remediation costs for this site may reach approximately $4,354,000.  A portion of the on-site impacts have been determined to be eligible for reimbursement from a state fund and the FDEP has determined that a portion of the work conducted off-site may be eligible for reimbursement under state law.

Sanford Site.

FPU owns a parcel of property located in Sanford, Florida, upon which a gasification plant was operated prior to FPU's acquisition of the property.  Upon the discovery of soil and groundwater impacts on the property, FPU has participated with four former owners and operators of the gasification plant in the funding of numerous investigations of the extent of the impacts and the identification of an appropriate remedy.  On or about March 25, 1998, FPU executed an Administrative Order of Consent (“AOC”) with the four former owners and operators (collectively, the “Group”) and the United States Environmental Protection Agency ("EPA") that obligated the Group to implement a Remedial Investigation/Feasibility Study (“RI/FS”) task and to pay EPA’s past and future oversight costs for the RI/FS.  The Group also entered into a Participation Agreement and an Escrow Agreement on or about April 13, 1998. These agreements governed the manner and means by which all parties were to satisfy their respective obligations under the AOC for the RI/FS task.  FPU agreed to pay approximately 13.7% of the cost for the RI/FS.  Fieldwork for the RI/FS was initiated in 1998.  A final RI report was submitted to EPA in July 1999. The Group also submitted a Baseline Risk Assessment to EPA in January 2000, including an Ecological Risk Assessment (“ERA”).  Additional fieldwork will be required to complete the ERA at a total estimated cost of less than $50,000.  FPU's share of the additional ERA work is 13.7%.

On July 5, 2000, EPA issued a Record of Decision ("ROD") approving the final remedial action for contaminated soils at the site ("OU1 Remedy"). The initial estimated cost for the OU1 Remedy described in the ROD ranges from $5,593,000 to $5,760,000.  On June 12, 2001, EPA issued a ROD approving the final remedial action for contaminated groundwater at the site  ("OU2 Remedy").  The present worth cost estimate for the OU2 Remedy is $320,252.

The Group completed negotiations on a remedial design/remedial action ("RD/RA") Consent Decree with EPA to provide for the implementation of the OU1 Remedy and OU2 Remedy.  The Group anticipates that the Consent Decree will be signed by EPA and lodged with the United States District Court for public comment in early Spring 2003.  After lodging, there is a thirty (30) day minimum public comment period.  At the conclusion of the comment period, the Court will enter the Consent Decree, unless there has been opposition filed.

Pursuant to the Consent Decree, pre-remedial design fieldwork was performed to assist in the design of the final remedy for OU1 and OU2.  The cost of the additional field and design work was approximately $850,000.  Upon EPA's approval of the final design, the Group will be obligated to implement the remedy for OU1 and OU2.  Based on fieldwork completed recently, it is now anticipated that the final cost of the remedy for OU1 and OU2 will exceed the $6,000,000 combined estimate provided in the RODs for OU1 and OU2.  Pursuant to the terms and conditions of the Second Participation Agreement entered into by members of the Group on August 1, 2000, FPU's share of costs for implementation of the OU1 Remedy and OU2 Remedy, including the pre-remedial design fieldwork, is 10.5%, up to a maximum cost of $6,000,000.  FPU will oppose any effort by the Group to increase FPU's share of total remedial costs above 10.5% of the current $6,000,000 cap, since the increased remedial cost is due to the discovery of additional impacted soils on property not owned by FPU.  The Consent Decree also obligates the Group to reimburse EPA's past costs of approximately $142,500 and EPA's future oversight costs.  FPU's share of EPA's past costs and future oversight costs is 10.5%.

Pensacola Site.

FPU is the prior owner/operator of the former Pensacola gasification plant, located at the intersection of Cervantes Street and the Louisville and Nashville (CSX) Railroad line, Pensacola, Florida.  Following notification on October 5, 1990 that FDEP had determined that FPU was one of several responsible parties for any environmental impacts associated with the former gasification plant site, FPU entered into cost sharing agreements with three other responsible parties providing for the funding of certain contamination assessment activities at the site.

A final report describing the results of contamination assessment activities at the site was submitted to FDEP in November 1995.  The report concluded that soil or groundwater remediation was not warranted at the site. The report further recommended that existing environmental impacts be monitored through periodic sampling of groundwater at the site.  By letter dated July 16, 1997, FDEP approved a groundwater-monitoring plan that provides for annual sampling of selected monitoring wells at the site.  To date, FPU's share of these costs has not exceeded $3,000 annually.

In March 1999, the EPA requested site access in order to undertake an Expanded Site Inspection ("ESI").  The ESI was completed by the EPA's contractor in 1999 and an ESI report was transmitted to FPU in January 2000 (the "ESI Report").  The ESI Report recommends additional work at the site.  The responsible parties met with FDEP on February 7, 2000 to discuss EPA's plans for the site.  In February 2000, the EPA preliminarily indicated that it would defer management of the site to FDEP; however, as of this date, FPU has not received any written confirmation from the EPA or FDEP regarding this matter.   Prior to receipt of EPA's written determination regarding site management, FPU is unable to determine whether additional field work or site remediation will be required by EPA, and if so, the scope or costs of such work.

Based on existing information, FPU believes that all future contamination assessment and remedial costs, legal fees and other related costs will not be in excess of the rate relief granted in favor of and insurance settlement proceeds received by FPU.

Insurance Claims and Rate Relief

FPU notified its insurance carriers of environmental impacts detected at the former gasification plant sites discussed above. As a result of negotiations with FPU's major insurance carriers that concluded in 1997, such carriers agreed to pay settlement proceeds totaling approximately $4,300,000 for certain environmental costs. In addition, the Florida Public Service Commission has allowed FPU to recover through rate relief environmental expenses of approximately $2,400,000 over a ten-year period at the rate of approximately $240,000 per year. The Company currently has $5,204,000 reserved, which is net of costs paid to date, for environmental contingencies as of December 31, 2002.

Other

Violet Skipper, PC Buyers, Inc. and Thomas Wade Skipper v. Florida Public Utilities Company, Case No. CL 00-10131-AF, Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida. On or about October 18, 2000, FPU was sued by the Plaintiffs in this case for damages allegedly arising out of FPU's alleged negligence in failing to properly install and/or maintain electrical power lines, utility poles and related equipment which allegedly caused a fire that spread to and eventually destroyed a warehouse/office facility that was owned by Violet Skipper, that housed the place of business of the corporate plaintiff and that contained property therein owned by all the plaintiffs.  The warehouse/office facility was located in Jackson County, Florida.  Plaintiffs alleged damages in excess of $1,000,000.  FPU has denied the claims in the complaint and is defending same on the theory that the alleged fire started within the warehouse/office facility and not at or in its electrical equipment.

This case, though filed originally in Palm Beach County, Florida, was transferred to Jackson County, Florida.  Discovery is still in process.  No Motions are currently pending.  No trial date has been scheduled. All the principal witnesses have been deposed including the Skippers and Mark Cutshaw of FPU.  We anticipate the parties will depose expert witnesses shortly. Plaintiffs have identified Mr. Harold Deese and Mr. Frank Walker of Panama City as their expert witnesses. At this time, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or provide an estimate of the amount or range of potential loss. In the event that the Company does not prevail in this suit, there may be a material adverse effect on the financial statements.  However, FPU believes there are meritorious defenses to this pending litigation. FPU has liability insurance that will limit our exposure on this claim to a maximum of $250,000.

Darrell Glenn v. Florida Public Utilities Company v. Utility Service and Maintenance of Missouri, Inc., Case No. CA 01-07810 AI, Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida; Case No. 02-37-CA, Division A, Circuit Court for the Fourth Judicial Circuit, Nassau County, Florida. This is an action that was pending in state court in Palm Beach County, Florida until FPU successfully moved to have the case transferred to Nassau County, Florida.  Darrell Glenn ("Glenn"), an employee of a painting subcontractor, claimed to have been shocked and injured on May 16, 2001, while painting electrical equipment at FPU's Step down site in Fernandina Beach, Florida.  His employer, Utility Service & Maintenance, Inc. ("USM"), was operating under an agreement that required it to supervise its own workers.   This matter has been settled by an agreement reached at mediation on January 15, 2003 pursuant to which FPU agreed to pay $300,000 to the plaintiff in return for a release. FPU will recover $50,000 of the settlement through liability insurance.

Pipeline Contract On July 21, 2000, the Company entered into a Gas Transportation Agreement ("GTA") with Lake Worth Generation, LLC ("LWG"), that provided for: (i) the construction of a natural gas pipeline ("LWG Lateral") by the Company to a power generation project being developed by LWG on behalf of the City of Lake Worth, Florida ("LWG Project"); (ii) the Company's agreement to transport natural gas to the LWG Project via the LWG Lateral; and (iii) LWG's commitment to pay certain charges for the gas transportation services provided by the Company over a 30 year period.  The charges for gas transportation services were set at an amount that would permit the Company to recover a return of 11.17% on its undepreciated investment in the construction of the LWG Lateral, plus recover its operation and maintenance ("O&M") expenses.  LWG's obligation to pay for the gas transportation services was secured by an irrevocable letter of credit ("LC") issued on July 6, 2001, and provided to the Company in the amount of the initial estimated cost of construction of $5,490,449. The GTA required monthly payments by LWG in the amount of $109,423 for the first year of the contract, adjusted annually thereafter to account for depreciation of the LWG Lateral.  The GTA also required LWG to increase the amount of the LC to cover the actual cost of construction of the LWG Lateral, plus $37,900.  In the fourth quarter of 2002, LWG notified the Company that, due to financial difficulties encountered by LWG and its contractors in connection with the LWG Project, LWG would not be able to increase the LC, as required by the GTA, or make monthly payments prospectively beginning in December for services performed in November 2002.  The Company, LWG and the City of Lake Worth subsequently entered into a Forbearance Agreement, dated December 31, 2002, and an Amended Forbearance Agreement, dated February 19, 2003. Pursuant to the terms and conditions of these agreements, the City and the Company are negotiating a new gas transportation agreement to replace the GTA, that would provide for the Company's agreement to provide gas transportation services to the City on the LWG Lateral, subject to payment by the City of transportation charges that would be set initially to permit the Company to recover a return of 8.77% on its undepreciated investment in the construction of the LWG Lateral, plus O&M expenses.  The Company's rates would be subject to adjustment in subsequent rate proceedings before the Florida Public Service Commission.  In the event that the Company and the City execute a new gas transportation agreement by March 31, 2003, the Company will receive payment for the shortfalls in monthly payments under the GTA through March 31, 2003, plus interest, plus a termination fee of $1.5 million dollars, plus other expenses.  In the event that a new gas transportation agreement is not executed by March 31, 2003, the forbearance agreements permit the Company to draw upon the LC and the GTA is deemed terminated.  At this time, the Company is unable to predict with any degree of certainty the likelihood that a new gas transportation agreement will be executed by March 31, 2003 and has reserved an uncollectible amount for the current shortfalls in the monthly payments.

Commitments

To ensure a reliable supply of power and natural gas at competitive prices, the Company has entered into long-term purchase and transportation contracts with various suppliers and producers, which expire at various dates through 2015.  Purchase prices under these contracts are determined by formulas either based on market prices or at fixed prices. At December 31, 2002, the Company has firm purchase and transportation commitments adequate to supply its expected future sales requirements. The Company is committed to pay demand or similar fixed charges of approximately $12,292,000 during 2003 related to gas purchase agreements.  Substantially all costs incurred under the electric and gas purchase agreements are recoverable from customers through fuel adjustment clause mechanisms.

Contractual Obligations	Payments due by period (dollars in thousands):
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$ 52,500	$ -	$ -	$ -	$ 52,500
Operating Lease Obligations	66	20	31	15	-
Gas Purchase Obligations	52,250	12,292	14,258	9,525	16,174
Electric Purchase Obligations	78	78	-	-	-
Other Purchase Obligations	218	214	5	-	-
Total	$105,112	$ 12,604	$ 14,294	$ 9,540	$ 68,674

Impact of Recent Accounting Standards

Financial Accounting Standard No. 143

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management believes the ultimate effect on the financial statements will be immaterial and that the impact on the regulated portion of the business, if any, would be an allowable item for recovery in the Company's rates.

The Florida Public Service Commission (FPSC) is currently in the process of developing a rule on this treatment for regulated purposes and is currently proposing that the effects, if any, of the application of SFAS No. 143 shall be revenue neutral in the rate making process.  The FPSC is also proposing that all differences between the application of SFAS No. 143 and the method approved for regulated utilities will be recorded as Regulatory Assets or Liabilities. FPSC- Proposed Rule Development, "Accounting for Asset Retirement Obligations Under SFAS No. 143", Rule No. 25-14.014, F.A.C.

The estimated cost of removal expenses for normal retirements related to regulated fixed assets is being reserved under current commission guidelines through the depreciation expense and accumulated reserves.  The estimated value of the reserve that has been accumulated for future cost of removal as of December 31, 2002 is approximately $5,800,000 and is included in accumulated depreciation in the accompanying consolidated financial statements.  The Company does not believe it owns assets with retirement obligations as defined by SFAS No. 143, but will continue monitoring the handling of utility long-lived assets for interpretations of assets that are considered to have retirement obligations.

Financial Accounting Standard No. 144

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The statement supercedes, with exceptions, SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  Management has evaluated the impact of implementing SFAS No. 144 and has shown the effects on the Company’s financial statements with respect to the upcoming sale of its water division, see “Discontinued Operations” section for additional details. Management feels that any future effect would be an allowable item for recovery in the Company’s rates for regulated operations and it does not have any material effect on non-regulated operations.

3/18/2003

Financial Accounting Standard No. 146

In June 2002, FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will apply this guidance prospectively to any exit or disposal activities initiated after December 31, 2002.

Financial Accounting Standards No. 148

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure” This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Since the Company does not have any stock-based compensation for employees at this time the statement will not presently have any effect on our financial statements.

Quarterly Financial Data (Unaudited)

The quarterly financial data presented below reflects the influence of, among other things, seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to Central and South Florida during the winter season. The water division has been classified as discontinued operations and is excluded from revenues, gross profit, and operating income excluding income tax. (dollars in thousands, except per share amounts):

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
2002
Revenues	$23,717	$20,707	$20,283	$23,754
Gross profit	9,632	8,292	8,110	8,895
Operating income from continuing operations excluding income tax	3,161	1,731	1,316	1,561
Income from continuing operations, net of income taxes	1,466	489	275	531
Income from discontinued operations, net of income taxes	108	205	195	94
Net Income	1,574	694	470	625
Earnings per common share (basic and diluted): Continuing operations	0.38	0.12	0.07	0.13
Discontinued operations	0.03	0.05	0.05	0.02
Total	0.41	0.17	0.12	0.15

2001
Revenues	$30,479	$21,686	$18,616	$18,397
Gross profit	8,578	7,084	6,833	7,445
Operating income from continuing operations excluding income tax	2,878	1,292	1,133	1,316
Income from continuing operations, net of income taxes	1,400	317	352	387
Income from discontinued operations, net of income taxes	103	163	186	144
Net Income	1,503	480	538	531
Earnings per common share (basic and diluted): Continuing operations	0.37	0.08	0.09	0.10
Discontinued operations	0.03	0.04	0.05	0.04
Total	0.40	0.12	0.14	0.14

3/18/2003

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of Florida Public Utilities Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Florida Public Utilities Company and its wholly owned subsidiary, Flo-Gas Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Public Utilities Company and its wholly owned subsidiary, Flo-Gas Corporation at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE

Certified Public Accountants

West Palm Beach, Florida

February 19, 2003

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

3/18/2003

PART III

Item 10.   Directors and Executive Officers of the Registrant

Information concerning directors and nominees of the Registrant is included under the caption "Nominees and Continuing Directors" in the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders and is incorporated by reference herein.

The following table sets forth certain information about the executive officers of the Registrant as of March 12, 2003.

     Name

Age

Position

Date

John T. English

59

Chief Executive Officer

1998 - Present

President

1997 - Present

Chief Operating Officer

1997 - 2000

Charles L. Stein

53

Senior Vice President

1997 - Present

Chief Operating Officer

2001 - Present

Jack R. Brown

68

Corporate Secretary

1988 - Present

Vice President

2001 - Present

Treasurer

1988 - 2000

George M. Bachman

43

Chief Financial Officer

And Treasurer

2001 - Present

Controller

1996- 2000

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

Item 13.

Certain Relationships and Related Transactions

There were no transactions with management in 2002.

PART IV

Item 14. Controls and Procedures

Disclosure Controls and Procedures

Within the 90 days prior to the filing of this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Control

There were no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in the paragraph above, including any corrective actions with regard to significant deficiencies and material weaknesses.

3/18/2003

Item 15.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

1.

Financial Statements

The following consolidated financial statements of Florida Public Utilities Company are included herein and in the Registrant's 2002 Annual Report to Shareholders.

Consolidated Statements of Income

Consolidated Balance Sheets

Consolidated Statements of Capitalization

Consolidated Statements of Common Shareholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditors' Report

2.

Financial Statement Schedules

Valuation and Qualifying Accounts

Allowance for Uncollectible Accounts

	Balance at Beginning of Period	Deductions	Charges to Bad Debt Expense	Balance at End of Period
2000	$ 128,000	168,000	202,000	$ 162,000
2001	$ 162,000	444,000	410,000	$ 128,000
2002	$ 128,000	224,000	400,000	$ 304,000

3.

Exhibits

See exhibit index following signatures.

(b)

Reports on Form 8-K.

•

A form 8-K was filed November 6, 2002 announcing a press release relating to 3rd quarter earnings and the acquisition of Nature Coast Gas, Inc.

•

A form 8-K was filed December 4, 2002, announcing a press release concerning an agreement with the City of Fernandina Beach to sell the water assets of the Company to the City.

3/18/2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY

By       /s/ George M Bachman                  Date:  March 18, 2003

         George M Bachman, Chief Financial Officer

         (Duly Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         /s/ John T. English                           Date:  March 18, 2003

         John T. English

President, Chief Executive Officer, and

Director

      Certifications pursuant to 18 U.S.C. section 1350, as adopted pursuant to SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, are attached in exhibits 99(1) and 99(2).

         /s/  Ellen Terry Benoit                       Date:  March 18, 2003

         Ellen Terry Benoit

         Director

         /s/ Richard C. Hitchins                     Date:  March 18, 2003

         Richard C. Hitchins

         Director

         /s/ Paul L. Maddock, Jr.                    Date:  March 18, 2003

         Paul L. Maddock, Jr.

         Director

         /s/ Rudy E. Schupp                           Date:  March 18, 2003

         Rudy E. Schupp

         Director

3/18/2003

FLORIDA PUBLIC UTILITIES COMPANY

EXHIBIT INDEX

Regulation S-K

Item Number

3(i)+

Articles of Incorporation (as amended) (Filed as Exhibit 3(i) in June 2002 on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 1-10608)

3(ii)+

By-Laws (as amended) (Filed as Exhibit 3(ii) in June 2002 on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 1-10608)

4(a)**

Indenture of Mortgage and Deed of Trust of the Company dated as of September 1, 1942 (Exhibit 7-A to Registration No. 2-6087 is hereby incorporated by reference).

 4(b)#

Fourteenth Supplemental Indenture dated September 1, 2001.

 4(c) #

Fifteenth Supplemental Indenture dated November 1, 2001.

10(a) #

Contract for the transportation of natural gas between Florida Public Utilities Company and Lake Worth Generation, LLC dated July 21, 2000.

10(b)*

Second amendment to Second Amended and Restated Credit Agreement between Florida Public Utilities Company and Sun Bank/South Florida, National Association dated April 30, 2000.

10(c)***

Contract for the transportation of natural gas between Florida Public Utilities Company and Florida Gas Transmission Company under Service Agreement for Firm Transportation Service dated June 1, 1992 (Exhibit 10-b to Form S-2 for July 1992, File No. 0-1055, is hereby incorporated by reference).

10(d)***

Contract for the transportation of natural gas between Florida Public Utilities Company and Florida Gas Transmission Company under interruptible Transportation Service Agreement dated February 23, 1990 (Exhibit 10-c to Form S-2, for July 1992, File No. 0-1055, is hereby incorporated by reference).

10(e)***

Contract for the transportation of natural gas between Florida Public Utilities Company and the City of Lake Worth dated March 25, 1992 (Exhibit 10-f to Form S-2 for July 1992, File No. 0-1055, is hereby incorporated by reference).

10(f)*

Contract for the purchase of electric power between Florida Public Utilities Company and Jacksonville Electric Authority dated January 29, 1996.

10(g)*

Contract for the purchase of electric power between Florida Public Utilities Company and Gulf Power Company effective November 21, 1996.

10(h)***

Contract for the purchase of as-available capacity and energy between Florida Public Utilities Company and Container Corporation of America dated September 19, 1985 (Exhibit 10-i to Form S-2 for July 1992, File No. 0-1055, is hereby incorporated by reference).

10(i)***

Contract for the sale of electric service between Florida Public Utilities Company and Container Corporation of America dated August 26, 1982 (Exhibit 10-j to Form S-2 for July 1992, File No. 0-1055, is hereby incorporated by reference).

10(j)***

Contract for the sale of electric service between Florida Public Utilities Company and ITT Rayonier Inc. Dated April 1, 1982 (Exhibit 10-(k) to Form S-2 for July 1992, File No. 0-1055, is hereby incorporated by reference).

10(k)*

Employment agreement between Florida Public Utilities Company and John T. English, effective through May 31, 2003.

10(l)*

Employment agreements between Florida Public Utilities Company and Charles L. Stein, Jack R. Brown and George M. Bachman, effective through May 31, 2003. Essentially identical to the agreement in Item 10(k) above.

10(m)***

Form of Stock Purchase and Sale Agreement between Florida Public Utilities Company and three persons who, upon termination of two trusts, will become the record and beneficial owners of an aggregate of 313,554 common shares of the Registrant (Exhibit 10-p to Form S-2 for July 1992, File No. 0-1055, is hereby incorporated by reference).

10(n)1

Contract for the negotiation of a gas transportation agreement between the Company, Lake Worth Generation LLC and the City of Lake Worth dated December 31, 2002.

10(n)2

Amended contract for the negotiation of a new gas transportation agreement between the Company, Lake Worth Generation LLC and the City of Lake Worth dated February 19, 2003.

10(o)

Contract for the sale of certain assets comprising the Company’s water utility business to the City of Fernandina Beach dated December 3, 2002.

21.*

Subsidiary of the registrant

23.

Independent Auditors' Consent

99(1)

Certification of Chief Financial Officer (CFO) regarding truthfulness of SEC filing

99(2)

Certification of Chief Executive Officer (CEO) regarding truthfulness of SEC filing

*

Incorporated by reference to corresponding exhibits on the Company’s annual report on form 10-K for the year ended December 31, 2000

**

Incorporated by reference to Registration No. 2-6087

***

Incorporated by reference to Form S-2 for July 1992, File No. 0-1055

#

Incorporated by reference to corresponding exhibits on the Company’s annual report on form 10-K for the year ended December 31, 2001

+

Incorporated by reference to corresponding exhibits on the Company’s quarterly report on form 10-Q for the quarter ended June 30, 2002

3/18/2003

Exhibit 10(n) 1

FORBEARANCE AGREEMENT

THIS FORBEARANCE AGREEMENT (the "Agreement") is dated as of the 31st day of December, 2002 (the "Effective Date") by and among FLORIDA PUBLIC UTILITIES COMPANY, a Florida corporation ("FPUC"), LAKE WORTH GENERATION LLC, a limited liability company organized under the laws of the State of Delaware ("LWG") and the CITY OF LAKE WORTH, FLORIDA, a municipality (the "CITY").  FPUC, LWG and the CITY may be referred to individually as a "Party" and collectively as the "Parties" in this Agreement.

RECITALS

WHEREAS, FPUC and LWG entered into that certain Gas Transportation Agreement dated as of July 21, 2000 (the "Transportation Agreement") and capitalized terms not otherwise defined in this Agreement shall be defined as set forth in the Transportation Agreement;

WHEREAS, FPUC now has completed the construction of certain pipeline facilities defined as the "LWG Lateral" in the Transportation Agreement and LWG has caused to be issued to FPUC an irrevocable Letter of Credit (the "LC") in the initial principal amount of Five Million Four Hundred Ninety Thousand Four Hundred forty-Nine Dollars ($5,490,449.00) as provided for in Section 4.8 of the Transportation Agreement with an expiration date now amended to December 31, 2003;

WHEREAS, upon demand by FPUC, LWG has failed to:  (a) cause the LC to be amended to increase the principal amount by Four Hundred Forty Three Thousand Forty Five and 23/100 Dollars ($443,045.23) consisting of the Final Adjusted Construction Cost plus $37,900 as provided for in Section 4.8 of the Transportation Agreement (such total amount being the "Construction Adjustment Amount"), and (b) pay the monthly payment due to FPUC under Section 7.6 of the Transportation Agreement of One Hundred Nine Thousand Four Hundred Twenty Three and 48/100 Dollars ($109,423.48) due December 26, 2002 (collectively, the "Monthly Payments");

WHEREAS, LWG has advised FPUC that LWG is unable to continue the development of the Project, and that LWG is negotiating with the CITY and other third parties to arrange for the continuation of the Project, including the assignment of the Transportation Agreement;

WHEREAS, the CITY is a Project Party and requires continuation of the Project for the benefit of the residents of the CITY who will receive electrical service from the Project upon completion; and

WHEREAS, FPUC has agreed to forbear from terminating the Transportation Agreement and seeking a draw on the LC and from pursuing its claims against LWG for the balance owed to FPUC pursuant to the Transportation Agreement for the period of time set forth in this Agreement, subject to the terms and conditions set forth in this Agreement.

NOW, THEREFORE, in consideration of these premises and the mutual covenants and agreements set forth herein, the Parties agree as follows:

1.

Recitals.  The "Recitals" set forth hereinabove are incorporated herein by this reference.

2.

Forbearance by FPUC.  FPUC agrees not to make a draw on the LC or terminate the Transportation Agreement until 1:00 p.m., February 21, 2003 (the "Forbearance Date").  It is the intent of the Parties that, during the period from the Effective Date to the Forbearance Date, they shall negotiate in good faith in order to establish the terms and conditions for the assignment of the Transportation Agreement to the CITY.  In the event that agreement for the assignment of the Transportation Agreement to the CITY is not executed by the Parties by the Forbearance Date, then FPUC may terminate the Transportation Agreement and thereupon draw upon the LC, subject to the provisions of paragraph 4 below.

3.

Additional Consideration for Forbearance by FPUC.  CITY agrees to consider: (a) execution of a new franchise agreement with FPUC substantially on the terms and conditions as are set forth in Exhibit "A" attached hereto; and (b) renewal of  FPUC's lease of  its gate station on property owned by the CITY on Davis Road for a period of 30 years at a rate of $1000.00 per year.  In the event CITY fails to execute the new franchise agreement and the lease renewal on such terms and conditions by February 18, 2003, FPUC may terminate this Agreement and, notwithstanding any provisions herein to the contrary, FPUC shall be entitled to draw upon the LC on February 19, 2003, subject to the provisions of paragraph 4 below.

4.

Letter of Credit.  LWG and FPUC agree that, during the term hereof, the amount of the LC shall not be reduced and shall remain at the current principal amount, that no recalculation adjustment to the LC on the next anniversary of the Commencement Date set forth in Section 4.8 of the Transportation Agreement shall be made.  LWG and FPUC reserve their respective rights under the Transportation Agreement and their respective rights to assert claims or defenses in any subsequent action that may be pursued by either party as provided in the Transportation Agreement.

5.

Agreement by CITY.  In consideration of FPUC's consent to forbearance as set forth in this Agreement, by no later than January 10, 2003, the CITY agrees to pay FPUC the sum of thirty thousand dollars ($30,000.00), representing a partial payment of the Monthly Payment due December 26, 2002.  In addition, by no later than January 27, 2003, the CITY agrees to pay FPUC the sum of thirty thousand dollars ($30,000.00), representing a partial payment of the Monthly Payment due January 27, 2003.  Further, in the event the CITY agrees in writing to an assignment of LWG's rights and obligations under the Transportation Agreement prior to the Forbearance Date, CITY shall pay to FPUC, by no later than February 25, 2003, the balance due on the Monthly Payments for December 2002, plus interest at 6.3%, annually, calculated from December 26, 2002 to the date of payment,  and January 2003, plus interest at 6.3%, annually, calculated from January 27, 2003 to the date of payment; and FPUC's attorneys' fees and costs incurred in connection with the negotiation and implementation of this Agreement, up to a maximum of $20,000  ("Transactional Costs").  In the event that agreement for the assignment of the Transportation Agreement to the CITY is not executed by the Parties by the Forbearance Date, or the earlier termination of this Agreement as provided in paragraph 3 above, CITY shall have no further obligations under this Agreement.  FPUC shall provide the CITY with notice of its Transactional Costs, with time and expenses itemized, by no later than February 24, 2003.  The partial payment by the CITY of the December 2002 and January 2003 Monthly Payments is not dependent upon the existence of any relationship between FPUC and the CITY other than FPUC's agreement to provide for the transportation of natural gas on the LWG Lateral,  and is not subject to any claim or offset of any kind by the CITY.  The CITY hereby represents and warrants that this Agreement (a) has been duly authorized and is valid and enforceable against and is binding upon the CITY and (b) does not conflict with its organizational documents or any law binding upon the CITY and agrees to promptly deliver to FPUC an opinion of counsel confirming (a) and (b).  ANYTHING IN THIS AGREEMENT TO THE CONTRARY NOTWITHSTANDING, THE OBLIGATION OF THE CITY TO PAY ANY AMOUNTS REQUIRED PURSUANT TO THIS PARAGRAPH 5 OR OTHERWISE UNDER THE AGREEMENT SHALL CONSTITUTE A REVENUE OBLIGATION OF THE CITY PAYABLE SOLELY FROM REVENUES OF THE CITY’S WATER AND ELECTRIC UTILITY SYSTEM AND SHALL NOT IN ANY WAY BE CONSTRUED TO BE A DEBT OF THE CITY IN CONTRAVENTION OF APPLICABLE CONSTITUTIONAL, STATUTORY OR CHARTER LIMITATIONS OR REQUIREMENTS CONCERNING THE CREATION OF INDEBTEDNESS OF THE CITY.

6.

LWG's Representations and Warranties.  LWG represents and warrants that: (a) any collateral pledged by LWG to secure the LC was pledged more than ninety (90) days from the date of this Agreement, (b) if LWG files a petition for relief under any of the provisions of the United States Bankruptcy Code, LWG will not assert in any such proceeding that the LC, including any proceeds paid to FPUC by the issuing bank as a result of FPUC's draw upon the LC as otherwise provided herein, is property of the bankruptcy estate of LWG, (c) this Agreement has been duly authorized and is valid and enforceable against and is binding upon LWG and does not conflict with its organizational documents or any law binding upon LWG and LWG agrees to promptly deliver to FPUC an opinion of counsel confirming same.

7.

Tolling.  All applicable limitations periods, including state and federal statutes of limitation and other time-related defenses (including, but not limited to, waiver, laches or estoppel) with respect to any claims the Parties may have against each other (collectively, the "Claims") are tolled from the Effective Date until the Forbearance Date, or the earlier termination of this Agreement as provided in Paragraph 3 above ("Tolling Period").  All statute of limitations or other time-related defenses available to the Parties as of  the date of this Agreement shall remain available to them upon the termination of the Tolling Period.

8.

No Action.  None of the Parties (nor any of their respective representatives or agents), shall commence, or cause to be commenced, either directly or indirectly, any legal action or proceeding whatsoever, against each other, or against any of their respective representatives, agents, officers, directors or employees, based upon the Claims until the Forbearance Date or the earlier termination of this Agreement as provided in Paragraph 3 above.

9.

Non-Admission of Liability.  Except as set forth in this Agreement, this Agreement does not and shall not constitute an admission or implication that any of the Claims are valid, or that any conduct of any of the Parties was wrongful, unlawful, negligent or violative of any federal or state statute or regulation, or of any contract, agreement or common law.  By entering into this Agreement, none of the Parties shall be deemed to have:  (a) made any admissions against his or its respective interest; (b) admitted any alleged liability, wrongdoing or violation of any rule, regulation, agreement or statute; or (c) waived any claims or defenses, however denominated (other than the claims and defenses waived by this Agreement), and all such claims and defenses are expressly reserved.

10.

Miscellaneous.

a.

Headings.  The headings in this Agreement are for convenience of reference only and shall not control or affect the meaning or construction of any provisions hereof.

b.

Entire Agreement.  This Agreement constitutes the entire agreement and understanding of the parties hereto in respect of the subject matter contained herein, and there are no restrictions, promises, representations, warranties, covenants, or undertakings with respect to the subject matter hereof, other than those expressly set forth or referred to herein.  This Agreement supersedes all prior agreements and understandings between the parties hereto with respect to the subject matter hereof.  In the event of any conflict between the provisions of this Agreement and the Transportation Agreement, the terms of this Agreement shall prevail as between the parties hereto.

c.

Notices.  All notices, requests, demands and other communications required or permitted to be given hereunder shall be in writing (including facsimile transmission) and shall be sent by facsimile, overnight courier or hand delivery as follows:

if to FPUC, to the address and facsimile numbers set forth in Section 13.1 of the Agreement;

with a copy to:

William L. Pence, Esquire

Akerman Senterfitt

255 South Orange Avenue

Post Office Box 231

Orlando, Florida 32802-0231

Telecopier: (407) 843-6610

if to LWG, to:

Brian Chatlosh

AES Coral Corporation

70 Walnut Street

Wellesley Hills, MA  02481

Telecopier:  (781) 239-8223

with a copy to:

Joseph A. McGlothlin, Esquire

McWhirter, Reeves, McGlothlin, Davidson,

Decker, Kaufman & Arnold P.A.

117 South Gadsden Street

Tallahassee, FL 32301

Telecopier:  850-222-5606

if to the CITY, to:

Mr. Patrick Miller

Asst City Mgr/Utilities Dir.

City of Lake Worth

1900 Second Avenue North

Lake Worth, FL 33461

Telecopier:  561-586-1702

with a copy to:

Richard Miller, Esquire

Edwards & Angell, LLP

One N. Clematis St, Suite 400

West Palm Beach, FL 33401

Telecopier:  888-325-9184

or such other address or facsimile number as such party may hereinafter specify for such purpose to the party giving such notice.

d.

Notices.  All such notices, requests and other communications shall be deemed received on the date of receipt by the recipient thereof if received prior to 5 p.m. in the place of receipt and such day is a business day in the place of receipt.  Otherwise, any such notice, request or communication shall be deemed not to have been received until the next succeeding business day in the place of receipt.

e.

Governing Law/Attorneys' Fees.  This Agreement shall be construed in accordance with and governed by the laws of the State of Florida, without regard to the conflicts of law rules of such state.  In the event any litigation arises with respect to this Agreement or any matters covered by this Agreement, the prevailing party shall be entitled to its attorneys' fees and any costs and expenses associated with such litigation.

f.

Venue and Jurisdiction.  Any suit, action or proceeding arising out of, or with respect to, this Agreement may only be brought in any Florida state or federal court sitting in Palm Beach County, Florida. The parties hereto hereby accept the exclusive jurisdiction of such courts for the purpose of any such suit, action or proceeding.

g.

Inadmissibility.  This Agreement shall be admissible in any proceeding involving the Parties hereto only to prove the terms hereof, and shall be inadmissible for any other purpose.

h.

Authority of Persons Signing.  Each person signing this Agreement represents and warrants that he or she is authorized to bind to this Agreement the Party or Parties for whom he or she has signed.

i.

Amendments; Waivers.

(a)

No failure or delay on the part of any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof except as explicitly provided herein, nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege.  The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law.

(b)

Any provision of this Agreement may be amended or waived if, but only if, such amendment or waiver is in writing and is signed, in the case of an amendment, by each party to this Agreement, or in the case of a waiver, by the party or permitted transferee against whom the waiver is to be effective.

a.

Counterparts; Facsimile Signatures.  This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which together shall be one and the same instrument.  This Agreement may be delivered by facsimile and signatures on any facsimile of this Agreement shall be valid and binding as an original signature.  Each party agrees that if its signature is delivered by facsimile, an original signature page of such party shall subsequently be delivered to the Company and the other parties hereto.

b.

Remedies.  The parties hereto acknowledge and agree that in the event of any breach of this Agreement, the parties would be irreparably harmed and could not be made whole by monetary damages.  Each party hereto accordingly agrees (i) not to assert by way of defense or otherwise that a remedy at law would be adequate, and (ii) that the parties agree, in addition to any other remedy to which they may be entitled, that the remedy of specific performance of this Agreement is appropriate in any action in court.

c.

Successors and Assigns.  This Agreement shall be binding upon and inure to the benefit of FPUC, LWG and the CITY and their respective successors, assigns and permitted transferees.  The rights of a party under this Agreement may not be assigned or otherwise conveyed by any party except as provided in this Agreement.

d.

Benefits Only to Parties.  Nothing expressed by or mentioned in this Agreement is intended or shall be construed to give any Person, other than the parties hereto any legal or equitable right, remedy or claim under or in respect of this Agreement or any provision herein contained.

e.

Publicity.  Except as otherwise required by law, none of the parties hereto shall issue or cause to be issued any press release or make or cause to be made any other public statement in each case relating to or connected with or arising out of this Agreement or the matters contained herein, without obtaining the prior written consent of the other parties to the contents and the manner of presentation and publication thereof.

[Signatures on Next Page]

IN WITNESS WHEREOF, the Parties hereto have executed, or caused this Agreement to be duly executed by their respective authorized officers or representative officials, as of the day and year first above written.

Signed, sealed and delivered

in our presence:

LAKE WORTH GENERATION, LLC

Name:

By:

Title:

Name:

FLORIDA PUBLIC UTILITIES COMPANY

Name:

By:  /s/ Chuck Stein

Title:

Chuck Stein, Sr. Vice President

Name:

CITY OF LAKE WORTH

Name:

By:  /s/ Rodney G. Romano

        Rodney G. Romano, Mayor

Name:

Attest:

/s/ Pamela Lopez

Pamela Lopez, City Clerk

Exhibit 10(n) 2

AMENDMENT DATED AS OF FEBRUARY 19, 2003

TO FORBEARANCE AGREEMENT DATED DECEMBER 31, 2002

THIS AMENDMENT TO FORBEARANCE AGREEMENT ("Amendment") is dated as of the 19th of February, 2003 by and among Florida Public Utilities Company, a Florida corporation (“FPUC”), Lake Worth Generation LLC, a limited liability company organized under the laws of the State of Delaware (“LWG”), and the City of Lake Worth, Florida, a municipality (“CITY”).  FPUC, LWG, and CITY may be referred to individually as a “Party” and collectively as the “Parties” in this Amendment.

RECITALS

WHEREAS, the LWG, FPUC and CITY entered into a Forbearance Agreement dated as of the 31st of December, 2002 (the “Original Forbearance Agreement”), with respect to the Transportation Agreement and pursuant thereto, have progressed toward the negotiation of a new Transportation Agreement to be entered into by FPUC and CITY, as hereinafter provided; and

WHEREAS, the Parties have determined that it will take more time to consummate a modified Transportation Agreement on the terms outlined herein;

WHEREAS, FPUC has agreed to forbear from terminating the Transportation Agreement and seeking a draw on the LC and from pursuing its claims against LWG for the balance owed to FPUC pursuant to the Transportation Agreement for the extended period of time as set forth in this Amendment, subject to the terms and conditions set forth in this Amendment.

NOW, THEREFORE, in consideration of these premises and mutual covenants and agreements set forth herein, the Parties agree as follows:

1.

Recitals.  The Recitals set forth hereinabove are incorporated herein by this reference.

2.

Definitions.  Except as otherwise set forth herein, all terms shall have the meaning set forth in the Original Forbearance Agreement.

3.

Amendment to Paragraph 2 of the Original Forbearance Agreement.  Paragraph 2 of the Original Forbearance Agreement is amended in its entirety to read as follows:

2.

Forbearance by FPUC.  FPUC agrees not to make a draw on the LC or terminate the Transportation Agreement until 1:00 p.m., March 31, 2003 (the “Forbearance Date”).  It is the intent of the Parties that, at some time during the period from February 18, 2003, to the Forbearance Date,  CITY and FPUC shall enter into a new Transportation Agreement, between FPUC and CITY,  that will include the following material revisions to the provisions of the Transportation Agreement:

a.  "Cost of Service", as defined in the Transportation Agreement will be amended in its entirety to read as follows:  "'Cost of Service' shall mean the derivation of revenues, to be paid by CITY to FPUC through the transportation charges delineated herein, that will recover FPUC's costs of construction, operation and maintenance of the LWG lateral and provide FPUC with the agreed upon return of the greater of the maximum overall weighted average cost of capital approved by the FPSC in the most recent FPUC natural gas rate proceeding, currently 8.77% based in part on a 12.40% return on common equity, or FPUC's maximum overall weighted average cost of capital as reported to the FPSC in FPUC's most recent year end Consolidated Gas Division Earnings  Surveillance Report Summary ("Surveillance Report"), on its undepreciated investment in the construction of the LWG lateral, which was reduced $1.5 million pursuant to the Amended Forbearance Agreement.  The rate will be changed to coincide with the effective date of implementation of new rates established in any new FPUC natural gas rate proceeding or annually on the anniversary of the effective date of this Agreement if the reported maximum overall weighted average cost of capital shown on the most recent year end Surveillance Report exceeds the current maximum overall weighted average cost of capital approved in FPUC's most recent natural gas rate proceeding.  A portion of the overall weighted average cost of capital includes a cost rate for a return on common equity.  This return on common equity is equal to the midpoint set by the FPSC plus 100 basis points.  If the FPSC changes their methodology of setting the allowable return on the common equity portion from plus or minus 100 basis points, then the common equity portion of the return that will be used regarding the terms of this Agreement will be limited to plus 100 basis points from the common equity rate at the midpoint set by the FPSC in FPUC's most recent natural gas rate proceeding.  The transportation charges that will recover the Cost of Service are identified in Section _ of this Agreement.  The Cost of Service is based upon the cost to construct the LWG lateral, which was reduced $1.5 million pursuant to the Amended Forbearance Agreement, and the rate of return, expenses and annual adjustment factors agreed to by the parties.  It is developed, quantified and shown on Exhibit A to this Agreement."

b.  The definition of "Project Party" or "Project Parties" shall be amended to mean CITY, the Florida Municipal Power Agency, and/or any entity that both supplies gas to and purchases electrical energy from the Project or that sells electrical energy from the Project site.  CITY shall be obligated to notify FPUC in writing of any entity proposed by CITY to be a Project Party before said entity shall be deemed a Project Party under this Agreement.

c.  The base term shall be a period of thirty (30) Annual Periods from the effective date of the new Transportation Agreement.

d.   The early termination provisions of Section 2.3 of the Transportation Agreement will be amended to provide for early termination by  CITY only in the event that CITY permanently discontinues the development and/or operation of the Project in its sole discretion or FPUC experiences an event of force majeure that continues for a period of six months or more.  CITY shall be obligated to give FPUC one (1) year's notice prior to exercising its right to terminate based on CITY's decision to permanently discontinue the development and/or operation of the Project.  Upon such termination, CITY shall pay to FPUC its remaining undepreciated investment in the construction of the LWG lateral, plus FPUC's actual cost for abandonment of the LWG lateral if FPUC decides to abandon the LWG lateral following CITY's termination.

e.  General provisions of the Transportation Agreement relating to FPUC's obligation to construct the LWG lateral will be deleted, as they are no longer relevant since the LWG lateral has been constructed.

f.  The obligation to provide a letter of credit as security set forth in Section 4.8 of the Transportation Agreement will be deleted and  CITY will not be obligated to provide such security providing CITY's credit rating remains equal to or greater than a Standard & Poors' rating of BBB+.

g.  The only condition precedent to the new Transportation Agreement shall be the approval of the new Transportation Agreement by the FPSC.  CITY agrees to join and support FPUC's petition seeking approval by the FPSC of the new Transportation Agreement and, in that proceeding, shall not assert any objection to the Cost of Service as defined above.  FPUC and CITY agree to be bound by any modification to the Cost of Service that is imposed by FPSC in its final order, including any appeal therefrom, as a condition to its approval of the new Transportation Agreement.

h.  Applicable changes to the notice and service provisions of Section 13.1 of the Transportation Agreement will be made.

i.  The assignment provisions of Section 13.3 of the Transportation Agreement will be amended to provide that FPUC reserves the right to require appropriate security from CITY's assignee, in the event CITY seeks FPUC's approval of an assignment of the new Transportation Agreement.

j.  The new Transportation Agreement will acknowledge that the gas transported through the LWG lateral will be used solely at CITY's power and water utility complex located on College Street in Lake Worth, Florida, as shown on Exhibit B3 to the Transportation Agreement, and that the gas will be used by the Project Parties and will not be offered for resale to any third party.

k.  Section 7.6 and Exhibit A to the Transportation Agreement will be modified to reflect that the annual adjustment to the O&M charge shall be based on the ratio of the published annual CPI-All Urban Consumers (Series ID CUUR0000SA0) for the year immediately prior to such adjustment compared to the CPI-All Urban Consumers (Series ID CUUR0000SA0) published for the year immediately preceding the year prior to the year the annual adjustment to the O&M charge is made.  This ratio shall be multiplied by the O&M charge developed and used for the year immediately preceding the year in which the annual adjustment is made.

l.  The components of the O&M charge are to be mutually agreed upon by CITY and FPUC.

m.  The new Transportation Agreement shall provide that CITY shall be liable for any additional cost incurred by FPUC resulting from any modification in the operating characteristics of the Project.

In all other respects, the material provisions of the Transportation Agreement will not be changed in any material respect.

In the event that a new Transportation Agreement is not executed and delivered by the Forbearance Date, the Transportation Agreement shall be deemed terminated as of the Forbearance Date without any further notice required from FPUC to any Party and FPUC may thereupon draw upon the LC, subject to the provisions of Paragraph 4 of this Agreement.  In such event, FPUC agrees to negotiate in good faith with CITY regarding providing transportation services for delivery of natural gas to CITY's power and utility complex located on College Street in Lake Worth, Florida, subject to terms and conditions approved by the FPSC.

4.

Amendment to Paragraph 3 of the Original Forbearance Agreement.  The second sentence of Paragraph 3 of the Original Forbearance Agreement is hereby amended to read in its entirety as follows:

In the event that the franchise agreement and the lease renewal on such terms and conditions do not become effective on or before the Forbearance Date, the Transportation Agreement shall be deemed terminated as of the Forbearance Date without further notice required from FPUC to any Party and FPUC may thereupon draw upon the LC, subject to the provisions of Paragraph 4 of this Agreement.

5.

Amendment to Paragraph 5 of the Original Forbearance Agreement.  Paragraph 5 of the Original Forbearance Agreement shall be amended in its entirety to read as follows:

5.

Agreement by CITY.  In consideration of FPUC's consent to forbearance as set forth in this Agreement, CITY agrees to the following:

a.  By no later than January 15, 2003, CITY shall pay FPUC the sum of thirty thousand dollars ($30,000.00), representing a partial payment of the total monthly payment of one hundred nine thousand four hundred twenty three and 48/100 dollars ($109,423.48) that was due from LWG on December 26, 2002;

b.  By no later than February 12, 2003, CITY shall pay FPUC the sum of thirty thousand dollars ($30,000.00), representing a partial payment of the total monthly payment of one hundred nine thousand four hundred twenty three and 48/100 dollars ($109,423.48) that was due from LWG on January 27, 2003;

c.  By no later than February 25, 2003, CITY shall pay FPUC the sum of Thirty Thousand Dollars ($30,000.00), representing a partial payment of the total monthly payment of one hundred nine thousand four hundred twenty three and 48/100 dollars ($109,423.48) due from LWG on February 25, 2003;

d.  By no later than March 25, 2003, CITY shall pay to FPUC the sum of Thirty Thousand Dollars ($30,000.00), representing a partial payment of the total monthly payment of one hundred six thousand three hundred forty-one and 75/100 dollars ($106,341.75) due from LWG on March 25, 2003;

e.  By no later than April 25, 2003, CITY shall pay to FPUC the sum of Thirty Thousand Dollars ($30,000.00), representing a partial payment of the total monthly payment of one hundred six thousand three hundred forty-one and 75/100 dollars ($106,341.75) for transportation services due from LWG for the month of March 2003;

f.  In the event CITY agrees in writing to a new Transportation Agreement on the terms and conditions provided in this Agreement, FPUC shall be paid, by no later than March 31, 2003, the balance due on the monthly payments due in: (1) December 2002, plus interest at 6.3%, annually, calculated from December 26, 2002 to the date of payment; (2) January 2003, plus interest at 6.3%, annually, calculated from January 27, 2003 to the date of payment; (3) February 2003, plus interest at 6.3% annually, calculated from February 25, 2003; and (4) March 2003, plus interest at 6.3%, annually, calculated from March 25, 2003, as provided in Paragraph 11 of this Agreement;

g.  By no later than March 31, 2003, FPUC shall be paid the sum of seventy-six thousand three hundred forty-one and 75/100 ($76,341.75), representing the balance due on the monthly payment for transportation services for the month of March 2003, as provided in Paragraph 11 of this Agreement;

h.  In the event CITY and FPUC execute a new Transportation Agreement, CITY shall be obligated to pay the monthly payments otherwise due under the Transportation Agreement following the Forbearance Date and up to the date that the FPSC approves the new Transportation Agreement in a final order ("Consummating Order") entered by the FPSC; providing, however, that  prior to the FPSC's approval of the new Transportation Agreement, CITY shall make payments under the new Transportation Agreement in accordance with the Cost of Service provisions of the new Transportation Agreement.  If the FPSC does not approve the rates specified in the Cost of Service provisions of the new Transportation Agreement retroactively to the Forbearance Date, within twenty (20) days from the date of the Consummating Order, CITY shall pay to FPUC the difference between the monthly payments required in the Transportation Agreement and the monthly payments made under the new Transportation Agreement for that time period;

i.  By no later than March 31, 2003, CITY shall reimburse FPUC for  FPUC's attorneys' fees and costs incurred through December 31, 2002, in connection with the negotiation and execution of the Original Forbearance Agreement, up to a maximum of $20,000, which shall not be contingent upon execution of a new Transportation Agreement, plus such additional attorneys' fees and charges incurred by FPUC from January 1, 2003 to entry of the FPSC Consummating Order, in connection with the negotiation and  implementation of the Amendment and approval by the FPSC of the new Transportation Agreement, up to a maximum of $30,000 ("Transactional Costs");

j.  In the event that the new Transportation Agreement is not executed and delivered by the Parties by the Forbearance Date, CITY shall have no further obligations under this Agreement other than the partial payments due pursuant to Paragraphs 5 (c)-(e) above and  payment of the non-contingent Transactional Costs referenced in Paragraph 5(i) above.  FPUC shall provide CITY with notice of its Transactional Costs, with time and expenses itemized, by no later than April 4, 2003;

k.  The partial payments by CITY for the service months of November 2002, December 2002, January 2003, February 2003, and March 2003 are not dependent upon the existence of any relationship between FPUC and CITY other than FPUC's agreement to provide for the transportation of natural gas on the LWG Lateral,  and is not subject to any claim or offset of any kind by CITY; and

l.  CITY hereby represents and warrants that this Agreement (a) has been duly authorized and is valid and enforceable against and is binding upon CITY and (b) does not conflict with its organizational documents or any law binding upon the CITY and agrees to promptly deliver to FPUC an opinion of counsel confirming (a) and (b).  ANYTHING IN THIS AGREEMENT TO THE CONTRARY NOTWITHSTANDING, THE OBLIGATION OF THE CITY TO PAY ANY AMOUNTS REQUIRED PURSUANT TO THIS PARAGRAPH 5 OR OTHERWISE UNDER THE AGREEMENT SHALL CONSTITUTE A REVENUE OBLIGATION OF CITY PAYABLE SOLELY FROM REVENUES OF CITY’S WATER AND ELECTRIC UTILITY SYSTEM AND SHALL NOT IN ANY WAY BE CONSTRUED TO BE A DEBT OF CITY IN CONTRAVENTION OF APPLICABLE CONSTITUTIONAL, STATUTORY OR CHARTER LIMITATIONS OR REQUIREMENTS CONCERNING THE CREATION OF INDEBTEDNESS OF CITY.

6.  Amendment to Paragraph 6 of the Original Forbearance Agreement.  The following two sentences are added at the end of Paragraph 6:

In the event  a petition for relief under the Bankruptcy Code is filed by or against LWG prior to the Forbearance Date, the Parties agree that FPUC may draw upon the LC, subject to the provisions of Paragraph 4 of this Agreement.  LWG further represents and warrants that there is no Lender, other than The AES Corporation, and, therefore, no other consent or notice under Section 13.4 of the Transportation Agreement is required to be given to any other Lender.

7.  The following paragraph is hereby added as a new Paragraph 11:

11.  Termination of Transportation Agreement and Release of LC.  In the event CITY and FPUC have executed the new Transportation Agreement by March 31, 2003:

a.  The LC will be drawn in the amount of three million three hundred ninety-three thousand eight hundred thirteen and 71/100 dollars ($3,393,813.71), to be applied as follows:

(i)  $1,500,000.00 to reduce the Final Adjusted Construction Cost of the LWG lateral for the purpose of calculating the new Cost of Service in the new Transportation Agreement.

(ii)  $393,813.71, to be applied to the deficiency of monthly payments under the Transportation Agreement, including interest, and for payment of the balance due on the monthly payment for services for March 2003, to satisfy unpaid obligations under Paragraphs 5(f) and (g) above.

(iii)  $1,500,000.00 as a termination fee.

b.  The balance of the LC will be released and Transportation Agreement will be deemed terminated, and neither CITY, FPUC, nor LWG shall have any further obligations thereunder.

8.  The following paragraph is added as a new paragraph 12:

12.  CITY's Representation.  CITY represents that it will take no action prior to the Forbearance Date that will cause LWG to seek the protection under any Chapter of the United States Bankruptcy Code nor will it join in any efforts by unsecured creditors of LWG to file an involuntary bankruptcy petition against LWG.

9.

Remaining Terms/Provisions.  All of the remaining terms and provisions of the Original Forbearance Agreement not amended hereby are confirmed.

(Remainder of Page Intentionally Left Blank)

IN WITNESS WHEREOF, the Parties hereto have executed, or caused this Amendment to be duly executed by their respective authorized officers or representative officials, as of the day and year first above written.

Signed, sealed and delivered in our presence: Name: Name:	LAKE WORTH GENERATING, LLC By: Title:
Name: Name:	FLORIDA PUBLIC UTILITIES COMPANY By: /s/ Chuck Stein Title:Chuck Stein, Sr. Vice President
Name: Name:	CITY OF LAKE WORTH By:/s/ Rodney G. Romano Rodney G. Romano, Mayor Attest: /s/ Pamela Lopez Pamela Lopez, City Clerk

Exhibit 10(o)

AGREEMENT FOR PURCHASE AND SALE OF

WATER ASSETS

By and Between

FLORIDA PUBLIC UTILITIES COMPANY

Seller

and

CITY OF FERNANDINA BEACH

Purchaser

December 3, 2002

TABLE OF CONTENTS

Page

15.

SIGNATURE PAGE

34

ATTACHMENTS

Schedule "A" (Real Property)

Schedule "B" (Easements, licenses, etc.)

Schedule "C" (Treatment plants, etc.)

Schedule "D" (Certificates, permits, etc.)

Schedule "E" (Developer Agreements Assumed By Purchaser)

Schedule "F" (Contracts and Leases Assumed by Purchaser)

Schedule “G” (Futures Calculations)

Schedule "H” (Permitted Encumbrances)

Schedule “I” (Closing Documents and Responsible Party)

AGREEMENT FOR PURCHASE AND SALE OF

WATER ASSETS

THIS AGREEMENT FOR PURCHASE AND SALE OF WATER ASSETS ("Agreement") is made as this 3rd day of December 2002, by and between Florida Public Utilities Company (“FPUC”), a Florida corporation (hereafter "Seller"), whose address is 401 South Dixie Highway, West Palm Beach, Florida 33401, and the City of Fernandina Beach, Florida, a municipal corporation of the State of Florida, (hereinafter “Purchaser” or “City”) whose address is 204 Ash Street, Fernandina Beach, Florida 32034.

WHEREAS, Seller owns and operates a potable water treatment and distribution system ("Water System") located in Nassau County, Florida, and commonly known as Florida Public Utilities Company, Fernandina Beach Water Division;

WHEREAS, the Seller operates under Certificate of Public Necessity and Convenience No. 1-W (the “Certificate”) issued by the Florida Public Service Commission ("Commission" or "PSC"), which authorizes Seller to provide water service in Nassau County, Florida; and

WHEREAS, all of the water assets referenced above are collectively known herein as the “Utility System” of the Seller; and

WHEREAS, the acquisition of the Utility System by Purchaser has been determined by Purchaser to serve a public purpose and be in the best interest of the City.  Seller is willing to sell the Utility System to Purchaser without the necessity of Purchaser instituting an eminent domain proceeding; and Purchaser has agreed to purchase the Utility System from Seller in lieu of eminent domain proceedings and in settlement of this matter upon the terms and conditions as set forth in this Agreement;

NOW, THEREFORE, in consideration of the foregoing recitals and benefits to be derived from the mutual covenants contained herein, and other good and valuable consideration, the receipt and sufficiency of which are acknowledged, Seller and Purchaser hereby agree to sell and purchase the Utility System in lieu of condemnation, upon the following terms and conditions:

1.

RECITALS.  The foregoing recitals are true and correct and are incorporated herein.

2.

COVENANT TO PURCHASE AND SELL; DESCRIPTION OF PURCHASED ASSETS.

a.  Purchaser shall buy from Seller, and Seller shall sell to Purchaser, the Purchased Assets (as defined below) upon the terms, and subject to the conditions precedent set forth in this Agreement.

b.

"Purchased Assets" shall include all assets, business properties, and rights, both tangible and intangible, of the Utility System that Seller owns, or in which it has an interest, excluding any such assets, business properties and rights jointly used in the Seller’s electric or propane divisions (unless specifically itemized in the attached schedules), including, but not limited to:

i.

The real property and interests in real property owned and held by Seller, and all buildings and improvements located thereon, as identified in Schedule "A" to this Agreement (“Real Property”).

ii.

All easements, licenses, prescriptive rights, rights-of-way and rights to use public and private roads, highways, streets and other areas owned or used by Seller for the construction, operation and maintenance of the Utility System, as identified in Schedule "B" to this Agreement.

iii.

All water treatment plants, water supply and distribution facilities, of every kind and description whatsoever, including but not limited to pumps, plants, tanks, transmission mains, distribution mains, supply pipes, irrigation quality water facilities, valves, meters, meter boxes, service connections and all other physical facilities, equipment and property installations owned by Seller and used primarily in connection with the Utility System, together with all additions or replacements thereto, as identified in Schedule "C" to this Agreement.

iv.

All authorizations, immunities, privileges, permits, license rights, consents, grants, ordinances, leaseholds, and all rights to construct, maintain and operate the Utility System and its plants and systems for the procuring, treatment, storage and distribution of potable water and every right of every character whatever in connection therewith, and the obligations thereof; all agencies for the supply of water to the Utility System or others; all water rights, flowage rights and riparian rights and all renewals, extensions, additions or modifications of any of the foregoing; together with all rights granted to Seller under the Certificate, as identified in Schedule "D" to this Agreement; to the extent that Seller's rights to the foregoing are transferable.

v.

All items of inventory owned by Seller on the Closing Date.  In this regard, Seller shall provide one-month’s materials, supplies, and consumables to be transferred to the Purchaser at Closing.  Seller shall provide a listing of such materials, supplies and consumables, and amounts of each fifteen (15) days prior to Closing, and the amounts thereof shall be field verified by the Purchaser at Closing.  The parties hereto acknowledge that Seller will have at Closing a substantial stock of materials and supplies over and above that required in order to provide one-month’s supply thereof to Purchaser at Closing.  Prior to the Due Diligence Expiration Date, Purchaser shall advise Seller as to whether it wishes to also acquire, at Closing, the inventory of the Seller over and above one-month’s post-closing supplies.  If so, Purchaser and Seller shall agree as to the extent thereof, and the price to be paid, as an adjustment to the Closing Statement.

vi.

All supplier lists, customer records, prints, plans, engineering reports, surveys, specifications, shop drawings, equipment manuals, and other information reasonably required by Purchaser to operate the Utility System in Seller's possession.  Such information shall be provided by Seller to Purchaser in such format as Purchaser and Seller shall agree.

vii.

All sets of record drawings, including as-built drawings, showing all facilities of the Utility System, including all original tracings, sepias or other reproducible materials in Seller's possession.

viii.

All rights of Seller under any Developer Agreements assumed by Purchaser, as identified in Schedule "E" to this Agreement.

ix.

All rights of Seller under the Contracts and Leases assumed by Purchaser, as identified in Schedule “F” to this Agreement.  This information shall be provided to Purchaser at least sixty days prior to Closing.

x.

All accounts receivable and customer deposits, subject to the conditions of Article 10(b)(viii) and 10(b)(xiii) hereof.

c.

The following assets are excluded from the Purchased Assets:

i.

Cash, bank accounts, equity and debt securities of any nature, deposits maintained by Seller with any governmental authority, any non-refundable deposits and any  prepaid expenses of Seller, which are Seller's sole property as of the Closing Date.  Seller shall provide to the Purchaser, at Closing, a listing of the non-refundable deposits and prepaid expenses referenced herein.

ii.

Escrow and other Seller provisions for payment of federal and state income taxes, and which shall be the Seller’s responsibility through the Closing Date.  Seller shall indemnify and hold harmless Purchaser from obligations of the Seller to its employees that have accrued prior to Closing with respect to unpaid compensation, income tax, FICA, Medicare withholding, union dues, health insurance payments, and the like.

iii.

All assets, business properties, and rights, both tangible and intangible, owned and used by the Seller in common with Seller’s electric or propane divisions, unless specifically itemized in the attached Schedules.  In this regard, the parties hereto acknowledge that there may be items of property, which will be delineated prior to Closing, which will be utilized after Closing by both Seller and Purchaser.  To the extent of any such items, they will be specifically delineated on the schedule to be created between the parties hereto prior to Closing, and approved at Closing.

iv.

The name and Florida corporation known as Florida Public Utilities Company.

3.

PURCHASE PRICE FOR CLEAR TITLE.

Purchaser shall pay to Seller, subject to the adjustments and prorations referenced herein, a total cash purchase price in the amount of $18,950,000, as well as a contingent “futures” consideration as referenced in paragraph “c” below(“Futures” or “Futures payments”).  At Closing, Purchaser shall pay Seller $18,950,000 in immediately available federal funds, by wire-to-wire transfer to an account designated by the Seller therefor.

b.

If either Purchaser or Seller elects to terminate this Agreement, in any manner which is not provided for in this Agreement, said party shall deliver within five (5) days of the Due Diligence Expiration Date a $100,000 non-refundable payment to the other party (the “Penalty”) which said party may retain, as well as pursue any other remedies contained herein, or otherwise allowed by law.

c.

Purchaser shall also pay to the Seller, no later than each February 15th from the year 2004 to the year 2010 (the “Futures Period”), the amount of  $1,500 for each new Equivalent Meter Connection (“EMC”) added to the Utility System in the previous calendar year.  For purposes of this paragraph,  Purchaser and Seller agree to the following equivalent meter calculations, as promulgated by the American Waterworks Association and adopted by the Florida Public Service Commission pursuant to Rule 25-30.055, Florida Administrative Code.

Meter Size

Meter Type

EMCs

5/8 “

Displacement

1.0

3/4"

Displacement

1.5

1"

Displacement

2.5

1½”

Displacement or Turbine

5.0

2"

Displacement, Compound or

Turbine

8.0

3"

Displacement

            15.0

3"

Compound

            16.0

3"

Turbine

            17.5

4"

Displacement or

Compound

            25.0

4"

Turbine

            30.0

6"

Displacement or

Compound

            50.0

6"

Turbine

            62.5

8"

Compound

            80.0

8"

Turbine

            90.0

10"

Compound

          115.0

10"

Turbine

          145.0

12"

Turbine

          215.0

All Futures calculations shall be in accord with Schedule “G” hereto.  The Purchaser’s obligation to pay futures, however, shall cease at such time as $7,500,000 in futures payments have been made to the Seller hereunder.  If, at the conclusion of the year 2009, Seller shall have received from Purchaser less than the said amount of $7,500,000, Purchaser shall, no later than February 15, 2010, pay to the Seller the difference between the total amount of futures paid to the Seller during the futures period hereof, and $7,500,000.  Failure of Seller to pay that amount, on or before February 15, 2010, shall entitle Seller to interest at the highest rate allowed by law until so paid, plus recovery of all related legal, accounting and other fees incurred in recovering such amount.

In addition to any other remedies afforded to Seller herein, Seller shall have the right to send in its own auditors to examine the books and records of the Purchaser and to perform any reasonable accounting functions required by Seller, in Seller’s sole discretion and expense, in order to satisfy itself that it is receiving proper futures consideration as contemplated hereby.  Purchaser shall cooperate in every reasonable way with Seller in this regard.  The Purchaser agrees that its books and records pertaining to the operation of the Utility System shall be open and available during regular business hours to Seller’s representatives for purposes of inspection in order to verify the matters contained herein.

Seller shall have the right to convey, sell, transfer or assign its rights in and to the Futures Payments.  Upon doing so, Seller shall provide written notice thereof to Purchaser, which thereafter, shall deliver Futures Payments as directed by the entity or persons acquiring the right to such Futures Payments.

d.

In the event Purchaser sells the Purchased Assets to a third party during the Futures Period referenced herein, Purchaser shall promptly notify Seller and the then unpaid balance of the total futures payments due from Purchaser to Seller shall accelerate and be due and payable upon the closing thereof.

e.

Title to the Purchased Assets shall be delivered by the Seller to the Purchaser at closing, free and clear of all liens, encumbrances, debts, liabilities, or third party claims whatsoever, other than Permitted Encumbrances.

4.

REPRESENTATIONS AND WARRANTIES OF SELLER.  As a material inducement to Purchaser to execute this Agreement and perform its obligations hereunder, Seller represents and warrants to Purchaser as follows:

Seller is a duly organized, validly existing corporation, and its status is active under the laws of the State of Florida.  Seller has all requisite corporate power and authority to (i) enter into this Agreement, and (ii) perform all of the terms and conditions of this Agreement.

b.

The Board of Directors of Seller has approved Seller entering into this Agreement.

c.

This Agreement constitutes, and all other agreements to be executed by Seller with respect to this Agreement, will constitute when executed and delivered, valid and binding obligations of Seller, enforceable in accordance with their terms.

d.

The execution, delivery and performance of this Agreement will not violate any provision of law, order of any court or agency of government applicable to Seller, the Articles of Incorporation or By-Laws of Seller, nor any indenture, agreement, or other instrument to which Seller is a party, or by which it is bound, except for the requirement of obtaining consents from third parties to the assignment of Contracts and Leases identified in Schedule “F,” to the extent necessary.

e.

Seller has exclusive  possession, control, and, to its actual knowledge, ownership and good and marketable title to all Real Property, including without limitation,  those used or located on property controlled by Seller in its business on the date of this Agreement.  To Seller's knowledge, the Real Property is subject to no mortgage, pledge, lien, charge, security interest, encumbrance, or restriction except Permitted Encumbrances.  At Closing, Seller shall deliver title to such Real Property free and clear of all debts, liens, pledges, charges or encumbrances, whatsoever, other than Permitted Encumbrances.  Seller makes no representation as to the condition of the Real Property, and Purchaser acknowledges that it is accepting the Real Property in an "as is" condition, with no warranty of merchantability or fitness for a particular purpose or use, except for (i) the representations set forth in this paragraph, and (ii) the Environmental Law Compliance representations set forth in subsection g. below.

f.

Seller has exclusive ownership, possession, control, and good and marketable title to all Purchased Assets other than the Real Property, including without limitation, those reflected in the Audited Financial Statements (except as may have been sold, or otherwise disposed of, by Seller in the ordinary course of business), and those used or located on property controlled by Seller in its business on the date of this Agreement.  The Purchased Assets other than the Real Property are subject to no mortgage, pledge, lien, charge, security interest, encumbrance, or restriction except Permitted Encumbrances.  At Closing, Seller shall deliver title to the Purchased Assets other than the Real Property free and clear of all debts, liens, pledges, charges or encumbrances, whatsoever.  Seller makes no representation as to the condition of the Purchased Assets other than the Real Property, and Purchaser acknowledges that it is accepting the Purchased Assets other than the Real Property in an "as is" condition, with no warranty of merchantability or fitness for a particular purpose or use, except the Purchased Assets other than the Real Property, at Closing, shall be free and clear of all debts, liens, pledges, charges or encumbrances, whatsoever, other than Permitted Encumbrances.

g.

Environmental Law Compliance.

i.        Definitions.

1.

"Environmental Law" means any federal, state, or local statute, order, regulation, or ordinance, or common law or equitable doctrine relating to the protection of human health or the environment in effect as of the Closing Date and includes, but is not limited to, The Florida Air and Water Pollution Control Act (Chapter 403, Florida Statutes), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA")(42 U.S.C. § 9601 et seq.), the Resource Conservation and Recovery Act (42 U.S.C. § 6901 et seq.), the Clean Water Act (33 U.S.C. § 1251 et seq.), the Toxic Substances Control Act (15 U.S.C. § 2601 et seq.), and the Safe Drinking Water Act, (42 U.S.C. § 300f et seq.), as such have been amended or supplemented as of the Closing Date, and the regulations promulgated pursuant thereto, and in effect as of the Closing Date.

2.

“Hazardous Material" means petroleum or any substance, material, or waste which is regulated under any Environmental Law in the jurisdictions in which Seller conducts its Utility System business including, without limitation, any material or substance that is defined as or considered to be a "hazardous waste," "hazardous material," "hazardous substance," "extremely hazardous waste," "restricted hazardous waste," "pollutant," "toxic waste," or "toxic substance" under any provision of Environmental Law.

3.

“Release" means any release, spill, emission, leaking, pumping, injection, deposit, disposal, discharge, or dispersal into the environment, at or from any property owned or operated by Seller or related to Hazardous Materials generated by Seller in its Utility System.

4.

"Remedial Action" means all actions required to (i) clean up, remove, or treat any Hazardous Material; (ii) prevent the Release or threat of Release, or minimize the further Release of any Hazardous Material so it does not endanger or threaten to endanger public health or welfare or the environment; or (iii) perform pre-remedial studies and investigations or post-remedial monitoring and care directly related to or in connection with any such remedial action.

ii.

Representations.  To the actual knowledge of the Seller, which shall be defined as the actual knowledge of the officers of the Seller:

1.

The Utility System is in material compliance with all applicable Environmental Laws and has no material liability thereunder, and there is no reasonable basis for any such liability.

2.

The Utility System has obtained all permits required, or has submitted applications for such permits in a timely manner, under applicable Environmental Laws necessary for the operation of its business as presently conducted as of the date of this Agreement.

3.

The Utility System  has not received within the last three years and is not aware of any pending communication  from any governmental authority or other party with respect to (i) the actual or alleged violation of any Environmental Laws; (ii) any actual or proposed Remedial Action; or (iii) any Release or threatened Release of a Hazardous Material.

4.

No polychlorinated biphenyl or asbestos-containing materials, in material violation of Environmental Law are, or have been, present at any property when owned, operated, or leased by Seller as part of the Utility System, nor are there any underground storage tanks, active or abandoned, at any property owned, operated, or leased by Seller as part of the Utility System.  Purchaser specifically acknowledges that the Utility System does contain a given quantity of concrete asbestos water piping.  The existence of such concrete asbestos pipe shall not be considered, by the parties hereto, a material violation of the Environmental Law or a hindrance to the quality or use of the Utility System being acquired by the Purchaser hereunder.

5.

There is no Hazardous Material in material violation of Environmental Law located at any site that is owned, leased, operated, or managed by Seller as part of the Utility System other than chemicals used for treatment (such as chlorine); no site that is owned, leased, operated, or managed by Seller as part of the Utility System is listed or formally proposed for listing under CERCLA, the Comprehensive Environmental Response, Compensation Liability Information System ("CERCLIS") or on any similar state list that is the subject of federal, state, or local enforcement actions or other investigations that may lead to claims against Seller for clean-up costs, remedial work, damages to natural resources, or for personal injury claims, including, but not limited to, claims under CERCLA; and there is no reasonable basis for Seller to be named in such claims or for any similar action to be brought against Seller in connection with any such site.

6.

No written notification of a Release of a Hazardous Material has been filed by or on behalf of Seller as part of the Utility System or with respect to any property when owned, operated, or leased by Seller in connection with the Utility System.  No such property is listed or proposed for listing on the National Priority List promulgated pursuant to CERCLA, or CERCLIS, or any similar state list of sites requiring investigation or clean up.

7.

No Hazardous Material has been released in material violation of Environmental Law at, on, or under any property now owned, operated, or leased by Seller, as part of the Utility System.

iii.

All representations and warranties of the Seller shall expire as of and be merged into the  Closing, except as to paragraphs 4.a., b., and c. hereof.

5.

REPRESENTATIONS AND WARRANTIES OF PURCHASER.  As a material inducement to Seller to execute this Agreement and to perform its obligations thereunder, Purchaser represents and warrants to Seller as follows:

a.

Purchaser has been duly organized, and is a validly existing municipal corporation under the laws of the State of Florida.  Purchaser has all requisite power and authority to (i) enter into this Agreement, and (ii) carry out and perform the terms and conditions of this Agreement.

b.

The City Commission of Purchaser has approved Purchaser entering into this Agreement.

c.

This Agreement constitutes, and all other agreements to be executed by Purchaser with respect to this Agreement, will constitute, when executed and delivered, valid and binding obligations of Purchaser, enforceable in accordance with their terms.

d.

The execution, delivery and performance of this Agreement will not violate any provision of law, order of any court or agency of government applicable to Purchaser, the Charter of Purchaser, nor any indenture, agreement, or other instrument to which Purchaser is a party, or by which it is bound.

e.

Purchaser will authorize the issuance of the indebtedness to be issued by Purchaser necessary to ensure Purchaser’s performance hereunder, subject to the conditions precedent for Closing and as set out herein.

f.

All necessary public hearings required to authorize Purchaser's purchase of the Utility System and Purchaser entering into this Agreement will have been duly  held prior to Closing and all appropriate governmental actions required to be taken by Purchaser will have been duly taken prior to the Closing Date.

g.

Purchaser shall, subsequent to Closing, and consistent with prudent business practices, industry standards applicable thereto, and the requirements of the appropriate governmental agencies having jurisdiction over the assets and businesses of the Utility System, provide water services to all properties, improvements thereon and the occupants thereof, located within the Seller's service area after connection has been made, in a uniform and nondiscriminatory manner with other property and property owners served by Purchaser.  This representation and warranty shall survive Closing hereof, for the duration of the limitations period at Florida Law for Contracts.

h.

Purchaser has the lawful power to acquire the Utility System through condemnation and it has advised Seller  that it would take those steps necessary to condemn the Utility System if a voluntary sale did not otherwise take place.

6.

TITLE INSURANCE AND PERMITTED ENCUMBRANCES.

Prior to the Due Diligence Expiration Date Seller shall cause to be issued and delivered a current title insurance commitment issued by a title company licensed to do business in the State of Florida, covering the Real Property (but not the easements), which shall be in an amount equal to $5,000,000.  The cost of the title insurance commitment and title insurance shall be borne by  Seller.  The title insurance commitment shall commit the insurer to issue owner's title insurance policies to Purchaser covering the Real Property (substantially in accordance with the ALTA Standard Owner's Form B), with Florida modifications, reflecting title to the Real Property to be marketable or insurable, except for the Permitted Encumbrances (as defined in Section 6.d. below), the standard printed exceptions usually  contained in an owner's title insurance  policy, and the standard exclusions from coverage;  provided, however, that the title insurance company shall delete the standard exceptions customarily deleted for such items as materialman's liens, survey, and mechanic's liens.  Seller shall execute at, or prior to, Closing, in favor of the title insurance company, the appropriate mechanic's lien affidavit and "Gap" affidavit sufficient to allow the title insurance company to delete all standard exceptions addressed by such affidavits.

b.

Purchaser shall notify Seller in writing no less than ten (10) days after receipt of the title insurance commitment of any alleged material defect in Seller's title to the Real Property, other than those accepted herein and the  Permitted Encumbrances (such written notice to include all exceptions, encumbrances, liens, easements, covenants, restrictions or other defects in Seller's title to the Real Property (other than the Permitted Encumbrances), which render or may render Seller's title to the Real Property unmarketable in accordance with standards adopted by The Florida Bar or uninsurable.  Any objections to title to the extent not shown on the notice furnished by Purchaser in accordance with the provisions of this paragraph shall be deemed to have been waived by Purchaser and Purchaser shall not be entitled to any damages or other remedies.  Seller shall  have thirty (30) days after receipt of Purchaser's notice, to eliminate all of the material objections to title set forth in Purchaser's notice.  However, in no event shall Seller be required to bring suit or expend any sum in excess of $100,000 in the aggregate to cure title defects, exclusive of mortgages against the Real Property, which are in a liquidated amount or Seller has an obligation to discharge on or before Closing pursuant to the terms of this Agreement.  If Seller fails to deliver title as herein provided, then Purchaser may:

i.

Accept whatever title Seller is able to convey with no abatement of the Purchase Price; or

ii.

Reject title and terminate this Agreement with no further liability to either Purchaser or Seller.

c.

Purchaser may not object to title by reason of the existence of any mortgage, lien, encumbrance, covenant, restriction or other matter that (i)  may be satisfied with a payment of money and Seller elects to do so by paying same at or prior to the Closing Date; (ii) any mechanic's lien or other encumbrance that can be released of record, bonded or transferred of record to substitute security so as to relieve the Real Property from the burden thereof and Seller elects to do so at or prior to Closing; or (iii) the title insurance company issuing the title insurance commitments affirmatively insures-over.

d.

Any survey performed shall be updated as necessary in order to eliminate survey exceptions from the title insurance policy.

e.

Seller shall deliver, promptly after Closing, the title insurance policy issued on the binder.

f.

As used above, "Permitted Encumbrances" include the following:

i.

All present and future building restrictions, zoning regulations, laws, ordinances, resolutions, regulations and orders of any governmental authority having jurisdiction over the Real Property and the use thereof.

ii.

Easements, restrictions, reservations, rights-of-way, conditions and limitations of record, if any, which are not coupled with any reverter or forfeiture provisions, including (without limitation) any drainage, canal, mineral, road, or other reservations of record in favor of the State of Florida or any of its agencies or governmental or quasi-governmental entities, or as may be set forth in any "Murphy Deeds,” none of which, however, shall impair or restrict the use of the Real Property or the operation of the Utility Systems.

iii.

The matters listed in Schedule "H,” (the “Permitted Encumbrances”), including the exceptions appearing in the title report.

iv.

Such other matters as are permitted under the terms of this Agreement, including but not limited to the Developer Agreements.

7.

CONDITIONS PRECEDENT TO CLOSING.  The obligations of each party to close the transaction contemplated by this Agreement are subject to the conditions that, at or before the Closing Date:

Neither Party shall be prohibited by decree or law from consummating the transaction.

b.

There shall not be pending on the Closing Date any legal action or proceeding that prohibits the acquisition or sale of the Purchased Assets or prohibits Purchaser or Seller from closing the transaction or Purchaser from paying the Purchase Price, or that inhibits or restricts in any material manner Purchaser's use, title, or enjoyment of the Purchased Assets.

c.

Seller shall have delivered copies of the resolutions evidencing its ratification and approval of this Agreement and the sale of the Purchased Assets.

d.

Seller shall have received a release of lien as to those assets comprising the Utility System from the existing first mortgage bonds.

e.

Purchaser shall have obtained and approved a plan of finance from the Purchaser’s independent financial advisor.

f.

Purchaser shall have received from engineering and financial consultants reports demonstrating the feasibility of the acquisition contemplated herein, the condition of the Purchased Assets, and if appropriate, a comparison of the rates of the Seller to those of the Purchaser.  It shall be the sole discretion of the Purchaser to determine if the acquisition is feasible.

g.

Purchaser shall have held a public hearing as required pursuant to Section 180.301 Florida Statutes, and shall have ratified and approved the execution of this Agreement and authorized the acquisition of the Purchased Assets and copies of the Resolutions evidencing such ratification and approval have been delivered to Seller.

Purchaser shall have authorized the indebtedness to be issued by Purchaser with respect to this transaction and copies of the Resolutions evidencing such ratification and approval have been delivered to Seller.

Purchaser shall have obtained  the consent of the City Commission to all aspects of the transaction.  Seller acknowledges and agrees that all Resolutions and approvals required herein are within the authority of the City Commission, and are subject to its sole judgment and discretion as to the feasibility and advisability of proceeding with the transaction.

h.

Each of the other parties hereto shall have performed all of the undertakings required to be performed by them under the terms of this Agreement prior to or at Closing.

i.

All warranties and representations of the other party shall be true in all material respects as of the Closing Date, except to the extent they specifically refer to another date.

j.

Purchaser's receipt of a satisfactory commitment for bond insurance.

k.

Purchaser shall have executed a Bond Purchase Agreement with Purchaser’s underwriters for Purchaser’s bonds.

l.

The prevailing rate for 30 year, tax-exempt and insured governmentally-issued water utility revenue bonds shall not be greater than six percent (6%) as of the Closing Date.

The above conditions precedent to Closing, with the exceptions of paragraphs 7a., b., c., i., j., k., and  l., shall expire on the Due Diligence Expiration Date at the end of the due diligence period referenced in Article 9(b)(ii).

8.

PRE-CLOSING CONDUCT; COVENANTS.  Prior to the Closing Date, the parties covenant to each other, and shall conduct themselves, as follows:

a.

Within  five (5) days after the execution of this Agreement, Seller shall either furnish to Purchaser, or provide Purchaser with ready access to the following, to the extent they are in the possession of Seller, its employees, representatives, or agents:

i.

Copies of all plans and specifications showing the Utility System as now constructed (as-built), including any under construction, together with a detailed engineering map showing the water treatment plants, water supply and distribution facilities, and appurtenances as now constructed, and all other facilities constituting the Utility System.

ii.

Copies of the Certificate of Public Necessity and Convenience issued by the Florida Public Service Commission with respect to the Utility System, and any correspondence within the last two years between Seller and the Commission with respect thereto.

iii.

Copies of the developer agreements identified in Schedule “E.”

iv.

Copies of the contracts and leases identified in Schedule “F.”

v.

Depreciation and amortization schedules identifying substantially all equipment, computers, software, vehicles, tools, parts, laboratory equipment, office equipment, and all other personal property owned or used by Seller in connection with the operation of the Utility System.

vi.

A schedule and copies of documents reflecting the rates, fees, charges and tariffs of Seller.

vii.

Copies of permits, applications, or other documents, together with effective dates and expiration dates (if any), demonstrating approval of the facilities of the Utility System by all applicable governmental authorities, including, but not limited to:  (a) the Florida Department of Environmental Protection, (b) the United States Environmental Protection Agency, (c) the PSC, and (d) the St. John’s River Water Management District.

viii.

A list of customer deposits or advance facility charges and accounts receivable by name and account number, setting forth the amount of each individual deposit or receivable and their aggregate totals.  The list referenced in this subparagraph shall be updated as of the date of Closing, and all customer deposits held by Seller shall be paid over to Purchaser as an adjustment on the Closing statement, so that Purchaser may consummate customer deposit refunds pursuant to its internal policies and procedures.  Further, Seller shall provide to Purchaser a listing of all non-refundable and pre-paid items, together with any indication as to whether Seller intends that those items will not be transferred to Purchaser at Closing, in accordance with Article 2 hereof.

ix.

A map on which there is outlined the present and anticipated Service Area of Seller.

x.

A copy of the annual reports filed by Seller with the PSC for the calendar years 1999 and 2000.

xi.

A copy of all warranties held by Seller with respect to completed, or in progress, construction work with respect to the Utility System, in addition to, a copy of all warranties relating to the Purchased Assets.

xii.

Audited Balance Sheets and Income Statements of Seller as of December 31, 2001.

xiii.

Copies of any and all effective insurance policies with respect to the Purchased Assets and Utility System.

xiv.

If not set forth in Schedule “A,” a legal description of the Real Property owned by Seller in connection with its operation or use of the Utility System.

xv.

A survey of  the Real Property, as prepared by a Florida licensed surveyor, and certified to Purchaser and Seller, in accordance with the minimum technical standards adopted by the Florida Society of Professional Land Surveyors in accordance with § 472.027, Florida Statutes.  The survey(s) shall set forth the area contained in each parcel of property, together with all existing easements, alleys, streets and roads thereon; show any encroachments upon or protrusions from the property; show all existing improvements constructed thereon and distances to boundary lines; specify thereon all dedicated public streets providing access to the property; and stating whether the property is within any area determined by the Department of Housing and Urban Development to be flood prone under the Federal Flood Protection Act, as amended, except, however, if the title insurer will accept an existing survey plus a "gap" or "bring down" affidavit in lieu of a new survey.

xvi.

Copies of the easements, licenses, prescriptive rights and rights-of-way owned and used by Seller for the construction, operation and maintenance of the Utility System, as identified in Schedule “B.”

xvii.

A list of Seller's 2002 capital expenditures up through and including January 31, 2003.

xviii.

A copy of all environmental permits and applications related thereto for Seller’s facilities.

xix.

Copies of all data relating to the employees of the Utility System, including, but not limited to salary, payroll records, pay schedules, benefits and entitlements, length of service, union affiliation, union dues and union contracts, pensions, insurance (including Worker’s Comp. and Worker’s Comp. history) personnel manuals and/or policy and procedure manuals.

b.      During the period between the date of this Agreement and the Closing                  Date, Seller shall:

i.

Operate and maintain the Utility System and Purchased Assets in a normal and usual manner, or in accordance with Seller's business plan, to ensure that the condition of the Utility System and the Purchased Assets shall not be materially diminished or depleted, normal wear and tear excepted;

ii.

Promptly notify Purchaser of any notification received by Seller from any person, business, or agency of any existing, or potential, Environmental Law violation;

iii.

Make no unbudgeted capital expenditures in excess of $100,000 without the prior written consent of Purchaser;

iv.

Provide Purchaser, or its designated agent(s), with uninhibited access to the business premises of the Utility System, Purchased Assets, Seller's books and records related to the Utility System, employees, agents, or representatives, on reasonable advance notice and during business hours.  For its part, Purchaser agrees that its activities in this regard shall not unreasonably interfere with Seller’s business operations.

v.

Promptly notify Purchaser of any event, activity or occurrence that has, or may have, a material adverse effect on Seller or this transaction.

c.

During the period of time between the date of this Agreement and the Closing Date, Seller shall maintain its existing levels of insurance on the Purchased Assets and Utility System.

d.

From the date of execution of this Agreement until Closing, Seller shall not, without the prior written consent of Purchaser, enter into any new developer agreements other than in the ordinary course of business or modify any existing developer agreements other than in the ordinary course of business.  Copies of any such developer agreements shall be promptly delivered to Purchaser.

e.

Seller shall not accept payment for Connection Charges at a rate lower than the applicable tariffs require in order to receive early payment of those Connection Charges.  If Seller violates this covenant, the Purchase Price shall be reduced accordingly by the amount of any such Connection Charges that are paid in advance as the result of offering a discount. Furthermore, Seller shall not enter into any new developer agreements from the date of this Agreement through Closing, except in the ordinary course of business.

f.

Purchaser shall cause to be performed, at its sole expense, a Phase I Environmental Survey (and a subsequent Phase II, if necessary) of each parcel of real property owned by Seller.  The Phase I Environmental Survey shall be completed by Purchaser prior to the Due Diligence Expiration Date as referenced herein.  If a Phase II Environmental Survey is deemed necessary as a result of the Phase I Survey, the Phase II Survey shall be completed and the Environmental Report prepared therefrom shall be delivered to Seller no later than fifteen days after the Due Diligence Expiration Date.  If such Phase I or Phase II Survey discloses the presence of any Hazardous Material, Seller shall have the right to perform such clean-up and remediation as is necessary thereunder.  Upon Seller's failure to perform such clean-up and remediation, prior to the Closing Date, Purchaser may elect to either (i) terminate this Agreement, in which event neither party shall have any liability to the other; or (ii) proceed to Closing without abatement of the Purchase Price.  To the extent allowed by law, purchaser agrees to indemnify, save harmless and defend Seller, its officers, directors, shareholders, partners, employees, agents and assigns from and against any and all liabilities, claims, penalties, forfeitures, suits, and the costs and expenses incident thereto (including costs of defense, settlement and reasonable attorneys’ fees), which Seller, or its officers, directors, shareholders, partners, employees, agents and assigns may hereinafter incur, become responsible for or pay out as a result of the death or bodily injuries to any person, destruction or damage to any property, contamination of or adverse effects on the environment, or any violation of governmental laws, regulations or orders, caused by any negligent or willful act or omission of the Purchaser, or of any consultant, subcontractor, employee or agent of Purchaser in the performance of the Phase I and Phase II Environmental Surveys.  The terms and provisions of this indemnification paragraph shall survive the termination of this Agreement or the closing of the transaction contemplated herein.

g.

Neither Purchaser nor Seller shall transfer or assign this Agreement or the duties or obligations created  herein, without the prior written consent of the other.

h.

Purchaser and Seller acknowledge that Seller’s Water Plant No. 3 (a/k/a No. 3 Waterworks) is located upon property owned by the Purchaser and leased by the Seller.  Seller also utilizes a portion of that property for utility endeavors unrelated to the Utility System being acquired by the Purchaser hereunder.  Prior to the Due Diligence Expiration date, Purchaser and Seller shall agree upon an appropriate division of the subject property, such that Seller may continue its propane operations on an adequate portion of such property, and a new lease agreement will be prepared, and which will be executed by the parties hereto at Closing in this regard, under terms and conditions favorable to the Seller for the Seller’s continued operation of its propane division, provided, however, that the lease terms shall be substantially identical to the terms in the existing lease, dated February 1, 2000 (City Ordinance 99-51), for such property and at the same, or a substantially similar, pro-rata rate per square foot as Seller is now paying to Purchaser as consideration for such lease, provided further, however that said new lease shall be for a thirty year term, to run concurrently with the franchise agreement referenced in Article 10.b.xvii hereof.

i.

At Seller’s Water Plant No. 3, which will be acquired by the Purchaser hereunder, there is an existing storeroom and meeting room which Purchaser acknowledges that Seller may continue to utilize, at no additional consideration, for a period of two years from and after the date of Closing hereon.  If Seller completes construction of its new office building prior to the expiration of the subject two-year period, Seller will abandon its right to utilize the existing storeroom and meeting room referenced herein.  If such construction is not completed within the subject two-year period, Purchaser will grant to Seller an additional six month extension of the usage rights referenced herein.

j.

As to Seller’s Water Treatment Plant No. 3, because of the division of the site between waterworks purposes, to be acquired by the Purchaser hereunder, and the continued operation of the propane facilities of the Seller, City will, at its expense, construct a fence on the Seller’s side of the water catchment area  in order to clearly delineate the Seller’s propane operations from the Purchaser’s waterworks operations.

k.

Prior to the Due Diligence Expiration Date, the parties will agree upon the terms of a lease for land upon which the City will make available to Seller a new location upon which Seller may construct an office building to replace the office facility being transferred from Seller to Purchaser hereunder.  Seller will, at Closing, execute a thirty year lease with Purchaser for such office building site, upon mutually acceptable favorable terms and conditions, substantially identical to those contained in the existing leasehold agreement between the parties, dated February 1, 2000 (City Ordinance No. 99-51) and at substantially the same rate per square foot as Seller is now paying Purchaser for the lease of similar property.

9.

TERMINATION OF AGREEMENT.

b.

This Agreement may be terminated (i) by mutual written consent of the parties, (ii) by either party if the transactions contemplated hereby have not closed by April 1, 2003, or (iii) as provided in paragraphs b. and c. below.

b.

Purchaser may terminate this Agreement, in its sole discretion, upon the occurrence of any of the following:

i.

The failure to satisfy, in any material respect, prior to Closing of any of the condition(s) precedent to Closing remaining in effect set forth in Section 7.

ii.

Commencing as of the date of this Agreement and continuing for a 45 day period (the last day of which being January 23, 2003) which shall herein be defined as the “Due Diligence Expiration Date”), Purchaser shall conduct such due diligence of the Purchased Assets and Utility System, as, in its sole discretion, it deems appropriate including, but not limited to, upon reasonable notice to Seller, entering upon the property of Seller to inspect the Purchased Assets and Utility System, to familiarize itself with day-to-day operations, and to review the practices of Seller, and to determine  Seller's compliance with any and all federal, state, and local regulatory requirements.  Purchaser may also review any and all records of Seller as it deems appropriate.  Seller shall cooperate with Purchaser in all respects as to Purchaser's exercise of due diligence.  After conducting its due diligence, Purchaser shall have the right to terminate this Agreement, in its sole discretion, upon delivery of written notice to that effect to Seller within 5 days of the expiration of the 45 day inspection period.  In the alternative, if Purchaser fails to provide such termination notice, Purchaser shall be deemed to have accepted the Purchased Assets as is.

iii.

Except as modified herein, any material breach of this Agreement by Seller, including, but not limited to, a material breach of any representation or warranty, if Seller has not cured such breach within 30 days after notice from Purchaser; provided, however, such breach must in any event be cured prior to the Closing Date unless the date for cure has been extended by Purchaser.

iv.

Any other basis for termination on behalf of Purchaser otherwise set forth in this Agreement.

c.

Seller may terminate this Agreement, in its sole discretion, upon the occurrence of any of the following:

i.

The failure to satisfy, in any material respect, prior to Closing any of the conditions precedent to closing remaining in effect set forth in Section 7.

ii.

Any material breach of this Agreement by Purchaser, including, but not limited to, a material breach of any representation or warranty, if Purchaser has not cured such breach within 30 days after notice from Seller, provided, however, such breach must in any event be cured prior to the Closing Date unless the date for cure has been extended by Seller.

iii.

The failure of the Purchaser to secure a commitment for bond insurance on or before Closing or completion of marketing and sale of the subject bonds on or before Closing or failure to close this transaction, through the fault of the Purchaser, on or before Closing.

iv.

Any other basis for termination on behalf of Seller otherwise set forth in this Agreement.

d.

Upon the occurrence of any of the bases for termination of this Agreement, the party seeking to terminate this Agreement shall provide written notice of its termination of this Agreement to the other by delivering the same as provided in Section 14.b.

e.

Upon the termination of this Agreement, the following shall occur:

i.

Each party shall return all documents, including copies, in its possession, or in the possession of its agents and consultants to the other, as the case may be.  Each party, its agents and consultants, shall treat any information previously received as confidential, and shall not disclose or use such information, unless required by law.

ii.

Except as otherwise set forth in this Agreement, each party shall be responsible for payment of its own attorney and other professional fees and other costs of any nature whatsoever incurred prior to the termination of this Agreement.

iii.

This Agreement shall forthwith become void and (except for the willful breach of this Agreement by any party hereto) there shall be no liability on the part of Purchaser or Seller, or their respective officers or directors, other than as provided for herein.

10.

CLOSING DATE AND CLOSING.

c.

This transaction shall be closed on or before March 31, 2003 ("Closing Date"), unless advanced or extended by mutual agreement of the parties, at a location mutually acceptable to both parties.

b.

At Closing:

i.

Purchaser shall pay the Purchase Price, subject to any adjustment as provided for herein.

ii.

Title to the Real Property shall be conveyed to the Purchaser by special warranty deed free of all claims, liens, or encumbrances, whatsoever, other than Permitted Encumbrances.  Title to the remaining Purchased Assets shall be conveyed to Purchaser by Bill of Sale free of all claims, liens, or encumbrances, whatsoever, other than Permitted Encumbrances.

iii.

Seller shall assign its right, title and interest in those easements, licenses, etc. identified in Schedule “B.”

iv.

Seller and Purchaser shall enter into separate Assignment and Assumption Agreements with respect to the (i) developer agreements identified in Schedule “E”, and (ii) contracts and leases identified in Schedule “F.”

v.

Pursuant to the decision of the Supreme Court of Florida in the matter of Florida Department of Revenue v. Orange County, 620 So.2d 991 (Fla. 1993), the parties hereto are of the opinion and belief that this transaction is immune from the requirement of payment of documentary stamp taxes upon the recordation of any deeds pursuant hereto.  The parties hereto will jointly challenge any attempted imposition of documentary stamp payments.  All documentary stamps, if required, however, on the deeds  of conveyance of the Real Property included in the Purchased Assets shall be paid by the Purchaser.

vi.

Real property and personal property taxes on the Purchased Assets and Utility System, and any other applicable taxes, shall be prorated as of the Closing Date and Seller shall be required to pay its pro rata share at Closing.  All other taxes and assessments accrued or owed by Seller as of the date of Closing with respect to the Purchased Assets shall remain the obligation of Seller.  All other taxes and assessments imposed or attempted to be imposed from and after the date of Closing with respect to the Purchased Assets shall be the obligation of Purchaser.

vii.

Current employees of Seller engaged in the operation of the Utility System shall be offered  employment by Purchaser at the same rate of pay and with approximately the same benefits as each employee was receiving from Seller as of January 1, 2003, or, if Purchaser contemplates entering into a long-term Operating Agreement for the Purchased Assets, Purchaser shall require its Contract Operator to offer such employment to the current employees of the Seller for a term of at least one (1) year with approximately the same benefits as provided by Seller.

viii.

Monies due to Seller for service rendered and billed prior to the  Closing Date shall remain the property and entitlement of the Seller.  Gross revenues from water services rendered, but not yet billed (“unbilled revenue”) as of the Closing Date, shall be calculated by the parties at Closing, and 92% thereof shall be paid by the Purchaser to the Seller at Closing.  Purchaser shall then be entitled to bill and collect for such revenues as its own.  Purchaser shall be entitled to all Utility System revenues earned from the Closing Date forward.

ix.

Connection Charges (defined as connection, plant capacity, main extension, capital or other charges paid for the availability of utility services) received by Seller prior to the date of execution of this Agreement, shall be retained by Seller.  Connection charges received by the Seller after the date hereof, but prior to the Closing Date, shall also be retained by the Seller. Connection Charges paid after the Closing Date shall be the property of Purchaser.

x.

All transfers required or necessary to carry out the intent and purpose of this Agreement shall take place, unless waived or extended by mutual consent.

xi.

Each of the parties shall pay the fees of its own attorneys, bankers, engineers, accountants, and other professional advisers or consultants in connection with the negotiation, preparation and execution of this Agreement, and any documents associated with the Closing.

xii.

All bills for services, materials and supplies rendered in connection with the operation of the Utility System prior to Closing, including but not limited to electricity for a period up to and including the Closing Date, shall be paid by Seller.  Any bills received by City for services, materials and supplies rendered in connection with the operation of the Utility System prior to Closing shall be promptly forwarded by Purchaser to Seller, and Seller shall then promptly pay for same.

xiii.

Seller shall transfer and Purchaser shall assume the liability for customer deposits, and credit shall be given to the Purchaser therefor.

xiv.

Each party shall deliver to the other party a certificate stating that:

1.

The party is not prohibited by decree or law from consummating the transaction contemplated hereby.

2.

There is not pending on the Closing Date any legal action or proceeding that hinders the ability of either party to close the transaction.

3.

All warranties and representations of such party contained in this Agreement are true and correct as of the Closing Date, except that representations regarding financial statements are as of the date of the financial statement.

xv.

Seller shall deliver to Purchaser, in a form reasonably acceptable to Purchaser, an opinion of Seller's counsel substantially to the effect that:

1.

Seller is validly organized, existing and its status is active under the laws of the State of Florida.

2.

This Agreement has been duly and validly executed and approved by Seller and is a valid and binding agreement upon Seller.

3.

To Seller’s counsel’s actual knowledge, the execution, delivery and performance of this Agreement will not violate any agreement of or binding on, or any law applicable to, Seller.

xvi.

Purchaser shall deliver to Seller in a form acceptable to Seller, an opinion of Purchaser's counsel substantially to the effect that:

1.

Purchaser is validly organized and existing as a municipal corporation under the laws of the State of Florida.

2.

This Agreement has been duly and validly executed and approved by Purchaser and is a valid and binding agreement upon Purchaser.

3.

To Purchaser’s counsel’s knowledge, the execution, delivery and performance of this Agreement will not violate any agreement to which Purchaser is a party (or which is binding upon Purchaser), or any law applicable to Purchaser.

xvii

Purchaser acknowledges that it has, within the last six years, entered into a renewed thirty-year franchise with Seller relative to its Electric Utility Division (the “Franchise”).  As additional consideration to the Seller hereunder, Purchaser shall, at Closing, reissue the subject Franchise, under the same terms and conditions as currently exist, for a new total franchise term of thirty years.  This provision shall not be construed, however, so as to prohibit Purchaser from increasing the public utility tax authorized by Section 166.231, Florida Statutes, up to the statutory limit or from increasing the franchise fee referenced in the Franchise to match the amount imposed by any other governmental entity wherein Seller, in its electric utility operations, provides electric service in connection with a franchise issued by such other governmental entity.  This “most favored nation” provision shall be limited to Seller’s electric utility operations, wherever situated, regardless of the actions of unrelated municipalities and electric utilities.  If, for any reason, Seller is prohibited from passing through any such increases directly to its customers, Seller may oppose such increases.

xviii.

The parties will execute and deliver the leases referenced in Article 8 hereof.

11.

INDEMNIFICATION.

a.

Seller shall save and hold Purchaser and its elected and appointed officials, directors, officers, employees, and agents (hereafter "Purchaser Indemnified Parties"), harmless from, and indemnify the Purchaser Indemnified Parties against, any and all losses or damages, claims, demands, deficiencies, liabilities, obligations, costs and/or expenses (including, but not limited to reasonable administrative, trial, and appellate attorney fees and costs incurred in connection with investigating, preparing to defend, or defending any action, suit or proceeding commenced, or threatened, or any claim whatsoever) suffered by any of the Purchaser Indemnified Parties, whether accrued, absolute, contingent or otherwise, and which result from:

i.

Any  material misrepresentation by Seller of a material fact contained in this Agreement, or a material breach of a representation or warranty, with respect to which Purchaser notifies Seller in writing within the applicable survival period as set forth in paragraph e. below, specifying the breach in detail; or

ii.

Any material breach by Seller of its covenants or obligations;

iii.

Any and all material claims by developers actually known to Seller that are not disclosed to Purchaser, for acts or promises other than as set out in the developer agreements;

iv.

Any material promise made by Seller that was not disclosed by Seller and that Seller or Purchaser is forced, by action of law or otherwise, to honor; or

v.

The operation or activities of Seller with respect to the Purchased Assets or Utility System prior to the Closing Date.

b.

Notwithstanding the foregoing, and subject to (i) the Environmental Law Compliance representations in Section 4.g. and (ii) Seller's liability that may otherwise be imposed by law, Seller shall have no liability to Purchaser for (a) title to, and encumbrances upon, the Real Property; provided, however, that title to the Real Property is insured by a title company licensed to issue title commitments in the State of Florida, subject only to the Permitted Encumbrances; and (b) violation of Environmental Law, the presence of Hazardous Substances, and the existence of Releases.

c.

Seller shall indemnify Purchaser and hold it harmless against any claim, cost, expense, liability or loss (including reasonable trial and appellate attorneys fees and costs) incurred or suffered as a result of any broker's or salesman's commission or finders fee alleged to be payable because of any statements, act or omissions of the indemnifying party.  Similarly, to the extent provided for by Florida law, Purchaser shall indemnify Seller and hold it harmless against any claim, cost, expense, liability or loss (including reasonable trial and appellate attorneys fees and costs) incurred or suffered as a result of any broker's or salesman's commission or finders fee alleged to be payable because of any statements, act or omissions of the indemnifying party.

d.

Purchaser shall save and hold Seller, and its directors, officers, employees and agents (hereinafter “Seller Indemnified Parties”) harmless from and indemnify the Seller against any and all losses or damages, claims, demands, deficiencies, liabilities, obligations, costs and/or expenses (including, but not limited to reasonable administrative, trial and appellate attorney fees and costs) incurred in connection with investigating, preparing to defend or defending any action, suit or proceeding commenced, or threatened, or any claim whatsoever suffered by any of the Seller Indemnified Parties, subject to the limitations as set forth in Section 768.28, Florida Statutes, as may be revised or amended from time to time, and which result from:

i.

Any material misrepresentation by Purchaser of a material fact contained in this Agreement, or a material breach of a representation or warranty, with respect to which Seller notifies Purchaser in writing within the applicable survival period as set forth in paragraph e. below, specifying the breach in detail;

ii.

Any material breach by Purchaser of its covenants or obligations herein; or

iii.

The operation or activities of Purchaser on or after the Closing Date.

e.

The respective representations and warranties of the parties contained in this Agreement shall survive the consummation of the transactions contemplated hereby and continue for a period of one year from the Closing Date, and thereupon shall terminate.

f.

The amount for which an indemnified party shall receive indemnification hereunder shall be reduced by any insurance proceeds or other payments received by the indemnified party in respect of the indemnified matter.

g.

Each party hereto shall give the indemnifying party prompt written notice of any claim, assertion, event or proceeding by or in respect of a third party of which it has knowledge concerning any liability or damage as to which it may request indemnification hereunder.  The party providing indemnification shall have the right at all times to control the defense or settlement of any such claim or proceeding through counsel of its own choosing, and to settle any and all such claims made.

h.

Any party claiming indemnification hereunder with respect to the falsity of any representations or warranties herein must give notice to the other party of its claim for indemnification within the time period herein for the survival of the applicable representation or warranty.

i.

Seller shall not have any obligation to make indemnification payments hereunder unless and until its total indemnification obligations hereunder exceed $100,000, whereupon Seller shall make payments with respect to its indemnification obligations in excess of $100,000 up to the limits specified in the following sentence.  The obligation of Seller to make an indemnification payment shall be limited to paying not more than a total of $500,000.  Similarly, Purchaser shall not have any obligation to make indemnification payments hereunder unless and until its total indemnification obligations hereunder exceed $100,000, whereupon Purchaser shall make payments with respect to its indemnification obligation in excess of $100,000 up to the limit specified in the following sentence.  The obligation of purchaser to make indemnification payments shall be limited to paying not more than a total of $500,000, excluding payment of the purchase price consideration as referenced in Article 3 hereof.

12.

POST CLOSING COOPERATION.

a.

Seller and Purchaser shall, after the Closing Date, upon reasonable request of the other party, execute, acknowledge and deliver, or cause to be executed, acknowledged and delivered, all such further documents, acts, deeds, assignments, transfers, powers of attorney and assurances as may be required in order to implement and perform any of the obligations, covenants and agreements of the parties.

b.

Each of the parties hereto shall provide the other with such assistance as reasonably may be requested in connection with the preparation of any tax return, audit or other examination by any taxing authority or any judicial or administrative proceedings relating to liability for taxes relating to the transactions contemplated by this Agreement.  Subject to the provisions of paragraph e. below, each party shall retain and provide the other with any records or information that may be relevant to such return, audit or examination, proceedings or determination.  Such assistance shall include making employees available on a mutually convenient basis to provide additional information and explanation of any material provided hereunder and shall include providing copies of any relevant tax returns and supporting work schedules.  The party requesting assistance hereunder shall reimburse the other for reasonable out-of-pocket expenses incurred in providing such assistance.

c.

If, after the Closing Date, any of the parties hereto shall require the participation of the other or of officers and employees employed by the other to aid in the defense or prosecution of litigation or claims, and so long as there exists no conflict of interest between the parties, each party shall use its best efforts to be available or to make such officers and employees reasonably available to participate in such defense or prosecution, provided that the party requiring the participation of such officers or employees shall pay all reasonable out-of-pocket costs, charges and expenses arising from such participation.

d.

Where there is a legitimate purpose not injurious to the other party and not related to prospective competition by such party with another party hereto, or if there is an audit by the IRS, other governmental inquiry, or litigation or prospective litigation to which Purchaser or Seller is or may become a party, making necessary any access to the records of or relating to Seller with respect to the Utility System held by Purchaser or making necessary Purchaser's access to records of or relating to the operations of Seller with respect to the Utility System held by any entity other than Seller, each of them shall allow representatives of the other party access to such records during regular business hours at such party's place of business for the sole purpose of obtaining information for use as aforesaid.

e.

Any party at any time, upon not less than 90 days' prior written notice to the other party hereto, may dispose of the records in its possession relating to the Purchased Assets and the business related thereto, in accordance with its respective record retention policies and subject to applicable law; provided, however, that a party may, at its own cost and expense, retain, or make arrangements for the retention of, records in the possession of another party to which it would have a right of access under paragraph d, if it notifies, in writing, such party that it desires to retain such records.

f.

Purchaser acknowledges and agrees that it will, in the future, cooperate and assist the Seller, as may be reasonably required, in Seller’s activities relative to delivery of propane and electric utility services within and about the Purchaser’s territorial area.

13.

FLORIDA PUBLIC SERVICE COMMISSION MATTERS.

Immediately after the Closing Date, the Seller shall petition the Florida Public Service Commission, for cancellation of the Certificate previously issued to Seller.  Seller shall file any reports, if required, and satisfy its outstanding Florida gross receipts tax obligations through the Closing Date.   All costs and expenses relative to terminating the relationship of the Utility System with the Florida Public Service Commission shall be borne by Seller.

14.

MISCELLANEOUS PROVISIONS.

a.

This  Agreement, the Schedules hereto, and the documents referred to herein, collectively embody the entire agreement and understandings between the parties and there are no other agreements or understandings, oral or written, with reference to this Agreement that are not merged into and superseded by this Agreement.  This Agreement may be executed in  one or more counterparts, each of which shall be considered an original.

b.

In addition to any other remedy available to the parties hereto, the parties stipulate and agree that the remedy of specific performance shall be available to enforce the obligations of each party set forth in this Agreement.

c.

Any notice or other document required or allowed to be given pursuant to this Agreement by either party to the other shall be in writing and shall be delivered personally, or by recognized overnight courier or sent by certified mail, postage prepaid, return receipt requested, or by facsimile transmission with written confirmation.

If to Seller such Notice shall be addressed to Seller at:

Florida Public Utilities Company

c/o John T. English, President

          401 South Dixie Highway

West Palm Beach, Florida 33401

email: jenglish@fpuc.com

with a copy to

Rose, Sundstrom & Bentley, LLP

c/o William E. Sundstrom, P.A.

2548 Blairstone Pines Drive

Tallahassee, Florida 32301

email: wes@rsbattorneys.com

If to Purchaser, such notice shall be addressed to Purchaser at:

City of Fernandina Beach

c/o Robert T. Mearns, City Manager

204 Ash Street

Fernandina Beach, Florida 32034

email: rmearns@FBFL.org

with a copy to:

Office of the City Attorney

Debra Braga, Esquire

204 Ash Street

Fernandina Beach, Florida 32034

email: dbraga@FBFL.org

d.

The headings used are for convenience only, and  they shall be disregarded in the construction of this Agreement.

e.

The drafting of this Agreement constitutes a joint effort of the parties, and in the interpretation hereof it shall be assumed that no party had any more input or influence than any other.  All words, terms, and conditions herein contained are to be read in concert, each with the other, and a provision contained under one heading may be considered to be equally applicable under another heading in the interpretation of this Agreement.

f.

This Agreement is solely for the benefit of the parties hereto and no other causes of action shall accrue upon or by reason hereof to or for the benefit of any third party, who or which is not a formal party hereto.

g.

In the event any term or provision of this Agreement is determined by appropriate judicial authority to be illegal or otherwise invalid, such provision shall be given its nearest legal meaning or be construed as deleted, as such authority determines, and the remainder of this Agreement shall be construed to be in full force and effect.

h.

In the event of any litigation that arises between the parties with respect to this Agreement, the prevailing party shall be entitled to reasonable attorney fees at all trial and appellate levels.

i.

This Agreement may be amended or modified only if executed in writing and with the same formality as the original.

j.

This Agreement shall be governed by, and construed and interpreted in accordance with, the laws of the State of Florida.

k.

If properly assigned, this Agreement shall be binding upon and inure to the benefit of the parties' successors and assigns.

l.

Seller maintains a communications antenna on the main elevated water storage tank being conveyed from Seller to Purchaser hereunder, as well as a repeater and related communications equipment on the ground in the vicinity of said water storage tank.  Purchaser acknowledges and agrees that Seller is not hereby conveying said antenna and related equipment to the Purchaser, and that Seller may continue to utilize the water storage tank as a site for such communication antenna and related equipment at no cost in the future.  At Closing, Purchaser will execute a thirty year lease agreement to Seller in this regard, to run concurrently with the Franchise Agreement referenced in Article 10.b.xvii. hereof.  If Seller is receiving payments from any other party for utilization of the main elevated water storage tank for communication  antenna  purposes, Seller shall assign the right to such payments from such third party to Purchaser at Closing.

m.

Upon Closing of this Agreement, the existing Water Franchise and any amendments thereto by and between the parties hereto shall be extinguished and of no further force and effect.

[SIGNATURES ON NEXT PAGE]

IN WITNESS WHEREOF, the parties have hereunto caused this Agreement to be executed the day and year aforesaid in counterparts, each counterpart to be considered an original.

ATTEST:

FLORIDA PUBLIC UTILITIES COMPANY

/s/ Jack Brown

/s/ John T. English

By: Jack Brown

By: John T. English
Secretary

President and Chief Executive Officer
(SEAL)

CITY OF FERNANDINA BEACH

/s/ Cassandra Mitchell

_/s/Joe Gerrity___________________

Cassandra Mitchell

By: Joe Gerrity

Clerk

Mayor

(SEAL)

APPROVED AS TO FORM AND LEGAL

SUFFICIENCY

Debra Braga

Office of the City Attorney

STATE OF FLORIDA

COUNTY OF PALM BEACH

The foregoing instrument was acknowledged before me this         day of November 2002 by John T. English, as President and Chief Executive Officer of Florida Public Utilities Company, a Florida corporation, on behalf of the corporation.  He is personally known to me.

Notary Public

My Commission Expires:

STATE OF FLORIDA

COUNTY OF NASSAU

The foregoing instrument was acknowledged before me this           day of December, 2002, by Joe Gerrity as Mayor of the City of Fernandina Beach, Florida, a political subdivision of the State of Florida, on behalf of the City.  He is personally known to me.

Notary Public

My Commission Expires:

Florida Public Utilities\purchase and sale agreement -FINAL

EXHIBIT 23

INDEPENDENT AUDITORS’ CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-63532 on Form S-3 and Registration Statement No. 333-63942 on Form S-8 of Florida Public Utilities Company, of our report dated February 19, 2003, appearing in this Annual Report on Form 10-K of Florida Public Utilities Company for the year ended December 31, 2002.

DELOITTE & TOUCHE LLP

West Palm Beach, Florida

March 14, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

FLORIDA PUBLIC UTILITIES COMPANY

(Section 302)

I, John T. English, certify that:

1.

I have reviewed this annual report on Form 10-K of Florida Public Utilities Company (the “registrant”);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

By  /s/ John T English

John T. English

Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

FLORIDA PUBLIC UTILITIES COMPANY

(Section 302)

I, George M. Bachman, certify that:

1.

I have reviewed this annual report on Form 10-K of Florida Public Utilities Company (the “registrant”);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

2.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

By  /s/ George M Bachman

George M. Bachman

Chief Financial Officer

Exhibit 99(1)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Florida Public Utilities Company (the "Company") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-K"), I, George Bachman, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ George Bachman

George Bachman
Chief Financial Officer
March 14, 2003

Exhibit 99(2)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Florida Public Utilities Company (the "Company") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-K"), I, John English, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John English

John English
Chief Executive Officer
March 14, 2003