Form 10-Q
period 2003-03-31
FLORIDA PUBLIC UTILITIES CO
filed 2003-05-13
CIK 37643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-1055
Florida Public Utilities Company
(Exact name of registrant as specified in its charter)
Florida	59-0539080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
401 South Dixie Highway, West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

On May 1, 2003 there were 3,898,160 shares of $1.50 par value common shares outstanding.

INDEX

Florida Public Utilities Company (“FPU” or “Company”)

 Part I.

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Statements of Income

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Item 4.

Controls and Procedures

Part II.  Other Information

Item 6.

Exhibits and Reports on Form 8-K

Signatures

Sarbanes-Oxley Section 302 Certifications

PART I

Financial Information

Item 1.  Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)
	Three Months Ended March 31,
	2003	2002
Revenues
Natural gas	$ 18,385	$ 11,707
Electric	9,804	9,782
Propane gas	2,960	2,228
Total revenues	31,149	23,717

Cost of fuel and taxes based on revenues	19,908	14,085

Gross Profit	11,241	9,632

Operating Expenses
Operations	5,132	4,621
Depreciation and amortization	1,328	1,249
Taxes other than income taxes	646	601
Total operating expenses	7,106	6,471

Operating income before income taxes	4,135	3,161

Interest Charges and Other
Merchandise and service revenue	(803)	(808)
Merchandise and service expenses	757	686
Gain from sale of property	-	(85)
Other (income) deductions	72	(74)
Interest expense	1,177	1,076
Total interest charges and other	1,203	795

Income from continuing operations before income taxes	2,932	2,366
Income taxes	(1,119)	(900)
Income from continuing operations	1,813	1,466

Discontinued Operations
Income from discontinued operations – water division	149	146
Income taxes	(16)	(38)
Gain on disposal of water division, net of income taxes of $5,960	9,749	-
Total income from discontinued operations	9,882	108

Net Income	11,695	1,574

Preferred Stock Dividends	7	7

Earnings for Common Stock	$ 11,688	$ 1,567

Earnings Per Common Share (basic and diluted):
Continuing Operations	$ 0.46	$ 0.38
Discontinued Operations	2.54	0.03
Total	$ 3.00	$ 0.41

Dividends Declared Per Common Share	$ 0.14	$ 0.14

Average Shares Outstanding	3,894,978	3,859,908

The financial statements should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10-K.

#

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)
	March 31,	December 31,
	2003	2002
ASSETS
Utility Plant	$ 153,201	$ 152,907
Less accumulated depreciation	56,287	54,952
Net utility plant	96,914	97,955

Current Assets
Cash	4,286	3,200
Accounts receivable	13,068	9,065
Allowance for uncollectible accounts	(209)	(304)
Unbilled receivable	1,369	1,470
Inventories (at average or unit cost)	3,216	3,108
Prepayments and deferrals	502	749
Under recovery of conservation and unbundling	-	36
Assets held for sale – water division	-	10,178
Total current assets	22,232	27,502

Other Assets
Investments held for environmental costs	2,815	2,815
Other regulatory assets - environmental	2,900	-
Other long term investments	5,726	-
Deferred charges	10,204	10,375
Goodwill	3,364	3,348
Intangible assets (net)	2,826	2,828
Total other assets	27,835	19,366
Total	$ 146,981	$ 144,823

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity	$ 42,182	$ 30,883
Preferred stock	600	600
Long-term debt	52,500	52,500
Total capitalization	95,282	83,983

Current Liabilities
Notes payable	-	19,183
Accounts payable	8,423	7,472
Insurance accrued	2,268	2,364
Interest accrued	1,440	926
Taxes accrued	8,501	505
Other accruals and payables	4,228	3,218
Over recovery of fuel costs	36	1,807
Over recovery of conservation and unbundling	291	-
Customer deposits	5,689	5,615
Liabilities held for sale – water division	-	1,272
Total current liabilities	30,876	42,362

Other Liabilities
Deferred income taxes and regulatory tax liability	8,905	8,779
Environmental liabilities and other	11,918	9,699
Total other liabilities	20,823	18,478
Total	$ 146,981	$ 144,823

The financial statements should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10-K.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 31,
	2003	2002
Net Cash Flow provided by
Continuing Operating Activities	$ 1,889	$ 4,257

Net Cash Flow provided by (used in) Discontinued Operations	(98)	114

Cash Flows from Investing Activities
Construction expenditures	(398)	(4,285)
Reduction of restricted long term investments	-	2,381
Deposit held in escrow for dividend payment	-	541
Proceeds from sale of non-utility property	-	591
Proceeds from sale of discontinued operations	19,242	-
Other	29	(2)
Net cash provided by (used in) investing activities	18,873	(774)

Cash Flows from Financing Activities
Net change in short-term borrowings	(19,183)	(3,970)
Dividends paid	(560)	(541)
Other	165	114
Net cash used in financing activities	(19,578)	(4,397)

Net Increase (Decrease) in cash	1,086	(800)

Cash at beginning of period	3,200	3,198

Cash at end of period	$ 4,286	$ 2,398

The financial statements should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10-K.

#

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

1.

In the opinion of Management the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company's business the operating results for the period are not necessarily indicative of the results that may be expected for the full year. For further information refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.

Average shares outstanding and dividends per common share have been restated to reflect the four-for-three stock split declared on June 14, 2002 and distributed on July 1, 2002.

3.

Substantially all of the Company’s utility plant and the shares of Flo-Gas Corporation collateralize the Company's First Mortgage Bonds. Investments held for environmental costs, accounts receivable, and inventory are collateral for the line of credit.

4.

The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends.  At March 31, 2003, under the most restrictive provision, approximately $5,400,000 of retained earnings were unrestricted. The line of credit agreement contains covenants that, if violated, could restrict the issuance of dividends. The Company is not in violation of these covenants; however, if a material violation occurs in the future and is not rectified it could prohibit the issuance of dividends.

5.

Summary of Revenues and Operating income before income taxes (dollars in thousands):

	Three Months Ended March 31,
Revenues	2003	2002
Natural gas	$ 18,385	$ 11,707
Electric	9,804	9,782
Propane gas	2,960	2,228
Total revenues	$ 31,149	$ 23,717

Operating income before income taxes
Natural gas	$ 2,965	$ 1,983
Electric	724	782
Propane gas	446	396
Total operating income before income taxes	$ 4,135	$ 3,161

6.

The amount of intangible amortization relating to propane non-compete rights was $8,915.

7.

Financial Accounting Standard No. 143

In August 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” The statement requires that the fair value of an asset retirement obligation be recognized at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  SFAS No. 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, be removed from a company’s accumulated depreciation reserve. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company adopted the provisions of the Statement as of January 1, 2003, as prescribed by the Florida Public Service Commission (“FPSC”).  Under FPSC guidelines, the estimated cost of removal expenses for normal retirements related to regulated fixed assets is reserved through the depreciation expense and accumulated reserves. The estimated value of the reserve that has been accumulated for future cost of removal as of March 31, 2003 is approximately $5,900,000 and is included in accumulated depreciation in the accompanying condensed consolidated financial statements.  The Company has determined that it does not have any material legal obligations for asset retirements and that the adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements. The Company will continue monitoring the handling of utility long-lived assets for interpretations of assets that may be considered to have legal retirement obligations.

8.

Mergers and Acquisitions

On November 1, 2002, the Company acquired Nature Coast Utilities, a propane gas service distribution company, for approximately $740,000 in a cash-for-stock transaction.  The merger added about 1,200 customers to the propane operation in the Company’s new Nature Coast Division located in West Central Florida.

9.

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

10.

Net proceeds from the March 27, 2003 water asset sale were approximately $19 million and resulted in the payoff of the notes payable balance.

11.

Discontinued Operations

On December 3, 2002 the Company entered into an agreement to sell certain assets comprising its water utility system to the City of Fernandina Beach (“City”). The closing of this transaction took place on March 27, 2003.  The City paid the Company $19,242,000 in cash at closing, as well as future consideration of approximately $7,400,000 to be received annually (as defined) until February 15, 2010, when the Company will receive the final payment from the City. The Company has recognized and recorded the present value of the future consideration in Other Long Term Investments in the amount of $5,716,000 using a discount rate of 4.34%. The fair value of the consideration is approximately $25,000,000. The gain on the disposal of Discontinued Operations including the income from discontinued operations for the first quarter of 2003 is $15,842,000 or $9,882,000 after income taxes.

The accompanying condensed consolidated financial statements have been restated for all periods presented for the discontinued operations of the water division. The Company did not cease recording depreciation expense due to the regulatory requirements and continued to record depreciation through the sales date of March 27, 2003. The total net plant amounted to approximately $9,728,000 and the net assets, less liabilities, amounted to approximately $8,909,000, at the date of sale. The assets and liabilities of the water division have been included in current assets and current liabilities at December 31, 2002 as assets and liabilities held for sale.

Estimated Annual Future Value of Consideration expected from the City for years following 12/31/03 is as follows (dollars in thousands):

	Estimated Timing of Payments	Present Value of Future Payments
2004	$245	$235
2005	371	341
2006	375	330
2007	375	316
2008	375	303
2009	375	291
2010	5,250	3,900
Total	$7,366	$5,716

Results of discontinued operations for the quarters ended March 31, were as follows:

Results of Water Division (dollars in thousands):	2003	2002
Revenues	$679	$654

Gross profit	$651	$625

Income from discontinued operations before income taxes	$149	$146
Income taxes	(16)	(38)
Income from discontinued operations	$133	$108

The major balance sheet classes included in assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets, as of March 31, 2003 and December 31, 2002 are as follows:

Major Balance Sheet Classes - Water Division (dollars in thousands):	March 31, 2003	December 31, 2002
Assets
Utility plant, net	$ -	$ 9,782
Current assets	-	396
Total	$ -	$ 10,178

Liabilities
Current liabilities	$ -	$ 15
Customer advances for construction	-	1,257
Total	$ -	$ 1,272

12.

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

West Palm Beach Site

FPU is currently conducting a contamination assessment investigation of a parcel of real property in West Palm Beach, Florida upon which FPU previously operated a gasification plant.  After a preliminary contamination assessment investigation indicated soil and groundwater impacts, FPU entered into a consent order with the Florida Department of Environmental Protection ("FDEP"), effective April 8, 1991.  The consent order required FPU to delineate the extent of soil and groundwater impacts associated with the prior operation of the gasification plant and to remediate such soil and groundwater impacts, if necessary.  Numerous reports have been submitted to FDEP, describing the results of soil and groundwater sampling conducted as the site.  A Supplemental Contamination Assessment Report Addendum (“SCARA”) was submitted to FDEP in December 2001, summarizing the results of past investigations and providing the results of additional fieldwork conducted in 2001, in response to comments received previously from FDEP. On September 26, 2002, FPU submitted a work plan for additional fieldwork to respond to FDEP's comments to the SCARA.  This work is now underway.  Based on results of the initial field effort in January-April 2003, additional field work will be required to evaluate impacts to a coquina layer underlying the site and to complete the evaluation of off-site soil impacts.  It is anticipated that the additional fieldwork will be completed by July 2003.  Once this additional work is completed, FPU will then have sufficient data to complete an evaluation of remedial alternatives for the site, which will be incorporated in a feasibility study report for submission to FDEP. Prior to completion of the contamination assessment/feasibility study phases, FPU is unable to determine the complete extent or cost of remedial action, which may be required.  Based on findings from the 2003 fieldwork, the Company was recently advised that remediation costs for this site may exceed $6,000,000. A portion of the on-site impacts attributable to past petroleum releases have been determined to be eligible for reimbursement from a state fund, and the FDEP has determined that a portion of the work conducted off-site may be eligible for reimbursement under state law.

Sanford Site.

FPU owns a parcel of property located in Sanford, Florida, upon which a gasification plant was operated prior to FPU's acquisition of the property.  Upon the discovery of soil and groundwater impacts on the property, FPU has participated with four former owners and operators of the gasification plant in the funding of numerous investigations of the extent of the impacts and the identification of an appropriate remedy.  On or about March 25, 1998, FPU executed an Administrative Order on Consent (“AOC”) with the four former owners and operators (collectively, the “Group”) and the United States Environmental Protection Agency ("EPA") that obligated the Group to implement a Remedial Investigation/Feasibility Study (“RI/FS”) task and to pay EPA’s past and future oversight costs for the RI/FS.  The Group also entered into a Participation Agreement and an Escrow Agreement on or about April 13, 1998.  These agreements governed the manner and means by which all parties were to satisfy their respective obligations under the AOC for the RI/FS task.  FPU agreed to pay approximately 13.7% of the cost for the RI/FS.  Fieldwork for the RI/FS was initiated in 1998.  A final RI report was submitted to EPA in July 1999. The Group also submitted a Baseline Risk Assessment to EPA in January 2000, including an Ecological Risk Assessment (“ERA”).  Additional fieldwork will be required to complete the ERA at a total estimated cost of less than $50,000.  FPU's share of the additional ERA work is 13.7%.

On July 5, 2000, EPA issued a Record of Decision ("ROD") approving the final remedial action for contaminated soils at the site ("OU1 Remedy"). The initial estimated cost for the OU1 Remedy described in the ROD ranges from $5,593,000 to $5,760,000.  On June 12, 2001, EPA issued a ROD approving the final remedial action for contaminated groundwater at the site ("OU2 Remedy").  The present worth cost estimate for the OU2 Remedy is $320,000.

The Group recently completed negotiations on a remedial design/remedial action ("RD/RA") Consent Decree with EPA to provide for the implementation of the OU1 Remedy and OU2 Remedy.  The Group anticipates that the Consent Decree will be signed by EPA and lodged with the United States District Court for public comment in 2003.  After lodging, there is a thirty (30) day minimum public comment period.  At the conclusion of the comment period, the Court will enter the Consent Decree, unless there has been opposition filed.

Pursuant to the Consent Decree, pre-remedial design fieldwork was performed to assist in the design of the final remedy for OU1 and OU2.  The cost of the additional field and design work was approximately $1,100,000.  Upon EPA's approval of the final design, the Group will be obligated to implement the remedy for OU1 and OU2.  Based on fieldwork completed recently, it is now anticipated that the final cost of the remedy for OU1 and OU2 will significantly exceed the $6,000,000 combined estimate provided in the RODs for OU1 and OU2.  Pursuant to the terms and conditions of the Second Participation Agreement entered into by members of the Group on August 1, 2000, FPU's share of costs for implementation of the OU1 Remedy and OU2 Remedy, including the pre-remedial design fieldwork, is 10.5%, up to a maximum cost of $6,000,000.  FPU has notified Group members that FPU will oppose any effort by the Group to increase FPU's share of total remedial costs above 10.5% of the current $6,000,000 cap, since the increased remedial cost is due to the discovery of additional impacted soils on property not owned by FPU.  The Consent Decree also obligates the Group to reimburse EPA's past costs of approximately $142,500 and EPA's future oversight costs.  FPU's share of EPA's past costs and future oversight costs is 10.5%.

Summary

The Company records environmental costs when it is probable it is liable for the costs and it can reasonably estimate the liability. The Company may defer costs as a regulatory asset based on the expectation that it will recover these costs from customers in future rates. Otherwise, the Company expenses the costs. The estimates are based on experience, the assessment of the current situation and the technology currently available for use in the remediation. The Company adjusts the recorded costs as it revises estimates and as remediation proceeds. If the Company is one of several designated responsible parties, it estimates and records only its share of the cost.

On March 31, 2003 the estimated remaining costs for consulting and remediation, legal expenses, and other related expenses for the four sites is approximately $8.1 million. The Company currently has $8.1 million reserved as an environmental liability. The Company received recovery of $5.2 million from rate relief granted and insurance settlement proceeds and deferred $2.9 million as a regulatory asset pending future rate recovery. Based on existing information, management believes that all future contamination assessment and remedial costs, legal fees and other related costs will not be in excess of the rate relief granted by the Florida Public Service Commission (“FPSC”) currently or in the future. The Company is petitioning the FPSC to apply any over earnings in the gas division to the environmental reserve.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors could cause actual results to differ materially from those projected in these forward-looking statements.

Financial Condition.

As of March 31, 2003, the Company had a $20 million line of credit (“LOC”) available with no outstanding balance (see “Subsequent Events” below for additional information). The LOC had a $16.1 million outstanding balance on March 27, 2003 that was repaid using proceeds from the sale of the water division. The Company received $19.2 million in cash on March 27, along with future consideration valued at $5.7 million, for the water division (for additional information see "Discontinued Operations" in the Notes to Condensed Consolidated Financial Statements). The Company reserves $1 million of the LOC to cover expenses for any major storm repairs in its Northwest Florida division. An additional  $250,000 of the LOC is reserved for a ‘letter of credit’ insuring propane facilities. Notes payable, long-term debt and preferred stock at March 31, 2003 comprise 56% of total capitalization, with equity of 44%.  The stronger equity ratio was a result of selling the water assets for a $9.9 million gain net of income taxes.

Net cash flow provided by continuing operating activities decreased from the first quarter of 2002 primarily due to a $3 million increase in accounts receivable that was the result of a March 31, 2003 transportation agreement with the City of Lake Worth. The receivable consisted of a $1.5 early termination fee for a Lake Worth Generation contract and a $1.5 million contribution towards the Lake Worth generation project’s construction costs. Net cash flow of $98,000 was used by discontinued operations during the first quarter of 2003 as a result of the legal expenses associated with the sale of the water assets. Construction expenditures decreased $3.9 million in the first quarter of 2003 compared to 2002, primarily due to approximately $2 million of additional construction in 2002 relating to the Lake Worth generation project and a $1.5 million contribution in 2003 from the transportation agreement with the City of Lake Worth.

Overview.

The Company is organized into two regulated business segments, natural gas and electric, and one non-regulated business segment, propane gas. There are no material inter-segment sales or transfers.

Definitions.

Gross Profit.  Gross Profit, defined as gross operating revenues less fuel costs, conservation and unbundling costs, and taxes based on revenues that are passed through to customers, provides a meaningful basis for evaluating utility operations. Fuel, conservation, and unbundling costs along with taxes passed through to customers have no effect on results of operations and fluctuations in such costs distort the relationship of gross operating revenues and gross profit (net revenues retained by the Company for operating purposes).

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

Results of Operations.

In the following discussion, all comparisons are with the corresponding items in the same period in the prior year.

Summary of Gross Profit:
(dollars in thousands)	Quarter Ended March 31,
	2003	2002
Natural gas	$ 6,750	$ 5,534
Electric	2,878	2,724
Propane gas	1,613	1,374
Total Gross Profit	$11,241	$9,632

Contributing to variations in gross profits are the effects of seasonal weather conditions, the timing of rate increases, and the migration of winter residents and tourists to Florida during the winter season.  The Company actively pursues opportunities to purchase small gas companies to assist in growth with the goal of acquiring at least one propane company a year.

Three Months Ended March 31, 2003 Compared

with Three Months Ended March 31, 2002.

Gross Profit

Natural Gas Service.

Natural gas service gross profit increased $1,216,000 or 22%.  The gross profit increased primarily due to additional revenue received in accordance with the terms of a pipeline project contract for the Lake Worth generation facility, which began in February 2002, and the subsequent renegotiation of a contract for that same facility with the City of Lake Worth signed in late March 2003. The agreement provided for an early termination fee of $ 1.5 million. This revenue increase was offset by an adjustment for over earnings that reduced revenues by approximately $700,000.   Overall customers increased by 2% due to normal growth.  Excluding the transportation customers, units sold were relatively consistent.

Propane Gas Service.

Propane gas gross profit increased $239,000 or 17% primarily due to the late 2002 acquisition of Nature Coast.  Customers increased by 12% primarily due to the acquisition, and usage per customer slightly increased.

Electric Service.

Electric service gross profit increased $154,000 or 6%.  Customer growth was up 2% due to normal growth, contributing to the increase in units sold of 4%.  Usage per customer also increased by 3%.

Operating Expenses

Expenses increased $635,000 or 10%.  An increase of $206,000 in maintenance expenses was related to an abandoned construction project for a main insertion failure at Royal Park Bridge in our South Florida natural gas division.  Other outside services increased approximately $70,000 primarily due to additional accounting accruals related to Sarbanes-Oxley compliance and internal auditing, as well as additional tax related services.  Insurance costs also increased $174,000 relating to additional medical self-insurance reserves as a result of higher medical costs and increased premiums for workmen’s compensation and general liability.  We also had additional reserve accruals of $60,000 for our general liability reserve. Pension expense increased $196,000 due to a decrease in the pension fund value relating to the general economic decline and the investments held in this fund.  Other contributing factors to the increase in operating expenses included higher depreciation expense of $79,000.  These increases were slightly offset with a decrease in customer administrative expenses associated with the subsequent collection of an expected bad debt of $172,000 related to the contract with Lake Worth Generation.

Income from Continuing Operations

Income from continuing operations increased $347,000 primarily due to receipt of a $1,500,000 termination fee from a contract, offset by an adjustment for over earnings of approximately $700,000 in our natural gas division and increased operational expenses. The expenses were up primarily due to a $206,000 one-time charge for an abandoned gas construction project, $196,000 for increases in pension costs, and increased insurance expenses. See the “Gross Profit” and “Operating Expenses” discussions above for additional information.

Interest Charges and Other

Merchandise and service profitability has decreased approximately $ 76,000 due to increases in expenses including allocated administrative and general overhead and the relatively flat sales in 2003. Also contributing to the increase in total interest charges and other is the reversal of interest income of approximately $ 170,000 on the environmental fund that we placed into the environmental reserves.  This was offset by an approximate decrease of $100,000 in environmental expenses accrued in our environmental reserves (see “Contingency” for additional details on our environmental reserves).

Subsequent Events

In April 2003, the $20 million line of credit expired and was replaced with a $12 million, three-year line of credit. The new line of credit, coupled with internally generated cash, is forecast to be sufficient to satisfy the Company’s operating, normal capital expenditure and dividend requirements for several years. In the long-term, additional equity financing is probable to pay off notes payable or pay for any major acquisitions.

The Company is beginning the process to request rate relief from the Florida Public Service Commission for the electric segment.  The request will include recovery for recent increases to certain operating expenses, including pension and insurance expenses.

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

PART II.

OTHER INFORMATION

Item 6.

 Exhibits and reports on Form 8-K

(a)

99(1)

Certification of Chief Executive Officer (CEO) regarding truthfulness of SEC filing

99(2)

Certification of Chief Financial Officer (CFO) regarding truthfulness of SEC filing

(a)

Reports on Form 8-K:

•

A form 8-K was filed February 26, 2003 announcing a press release relating to 4th quarter earnings.

•

A form 8-K was filed April 4, 2003, announcing a press release that the Company completed the sale of their water assets to the City of Fernandina Beach on March 27, 2003; disclosing a transportation agreement between the Company and the City of Lake Worth; and disclosing a mutual release agreement between the Company, Lake Worth Generation, LLC, the City of Lake Worth, and the AES Corporation.

•

A form 8-K was filed April 18, 2003, announcing a change in the Company’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY

(Registrant)

By    /s/ George M Bachman

George M Bachman

Chief Financial Officer (Principle Accounting Officer)

AND

By  /s/ John T English

John T English

Chief Executive Officer

Certifications pursuant to 18 U.S.C. section 1350, as adopted pursuant to SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, are attached in exhibits 99(1) and 99(2).

May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

By  /s/ George M Bachman

George M. Bachman

Chief Financial Officer

#