Form 10-Q
period 2003-06-30
FLORIDA PUBLIC UTILITIES CO
filed 2003-08-14
CIK 37643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
OR
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
On August 1, 2003, there were 3,912,398 shares of $1.50 par value common shares outstanding.

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

Item 4.

Controls and Procedures

Part II.  Other Information

Item 1.

Legal Proceedings (N/A)

Item 2.

Changes in Securities and Use of Proceeds (N/A)

Item 3.

Defaults Upon Senior Securities (N/A)

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information (N/A)

Item 6.

Exhibits and Reports on Form 8-K

Signatures

N/A = Not applicable

PART I

Financial Information

Item 1.  Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2003	2002	2003	2002
Natural gas	$ 12,792	$ 9,207	$ 31,177	$ 20,914
Electric	9,383	9,853	19,187	19,635
Propane gas	2,234	1,647	5,194	3,875
Total revenues	24,409	20,707	55,558	44,424

Cost of fuel and taxes based on revenues	15,265	12,415	35,173	26,500

Gross Profit	9,144	8,292	20,385	17,924

Operating Expenses
Operations	5,463	4,774	10,595	9,395
Depreciation and amortization	1,375	1,220	2,703	2,469
Taxes other than income taxes	655	567	1,301	1,168
Total operating expenses	7,493	6,561	14,599	13,032

Operating income before income taxes	1,651	1,731	5,786	4,892

Interest Charges and Other
Merchandise and service revenue	(586)	(627)	(1,389)	(1,435)
Merchandise and service expenses	570	616	1,327	1,302
Gain from sale of property	-	-	-	(85)
Other (income) deductions	(157)	(108)	(84)	(149)
Interest expense	1,105	1,109	2,283	2,185
Total interest charges and other	932	990	2,137	1,818

Income from continuing operations before income taxes	719	741	3,649	3,074
Income taxes	(237)	(252)	(1,354)	(1,119)
Income from continuing operations	482	489	2,295	1,955

Discontinued operations
Income from discontinued operations – water division	-	332	149	478
Income taxes	-	(127)	(16)	(165)
Gain (loss) on disposal of water division, net of income taxes (benefits) of ($37) and $5,923, respectively	(61)	-	9,688	-
Total income from discontinued operations	(61)	205	9,821	313

Net Income	421	694	12,116	2,268

Preferred Stock Dividends	7	7	14	14

Earnings for Common Stock	$ 414	$ 687	$ 12,102	$ 2,254

Earnings Per Common Share (basic and diluted):
Continuing Operations	$ 0.13	$ 0.12	$ 0.59	$ 0.50
Discontinued Operations	(0.02)	0.05	2.52	0.08
Total	$ 0.11	$ 0.17	$ 3.11	$ 0.58

Dividends Declared Per Common Share	$ 0.1475	$ 0.1425	$ 0.2900	$ .2813

Average Shares Outstanding	3,899,488	3,864,592	3,897,233	3,862,250

The financial statements should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10-K.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)
	June 30,	December 31,
	2003	2002
ASSETS
Utility Plant	$ 154,905	$ 152,907
Less accumulated depreciation	56,590	54,952
Net utility plant	98,315	97,955

Current Assets
Cash	1,408	3,200
Accounts receivable	8,976	9,065
Allowance for uncollectible accounts	(209)	(304)
Unbilled receivable	1,313	1,470
Inventories (at average or unit cost)	3,363	3,108
Prepayments and deferrals	383	749
Under recovery of conservation and unbundling	-	36
Assets held for sale – water division	-	10,178
Total current assets	15,234	27,502

Other Assets
Investments held for environmental costs	3,080	2,815
Other regulatory assets - environmental	2,900	-
Other long term investments	5,788	-
Deferred charges	10,109	10,375
Goodwill	3,364	3,348
Intangible assets (net)	2,824	2,828
Total other assets	28,065	19,366
Total	$ 141,614	$ 144,823

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity	$ 42,097	$ 30,883
Preferred stock	600	600
Long-term debt	52,500	52,500
Total capitalization	95,197	83,983

Current Liabilities
Notes payable	180	19,183
Accounts payable	6,823	7,472
Insurance accrued	2,201	2,364
Interest accrued	791	926
Taxes accrued	4,657	505
Other accruals and payables	3,546	3,218
Over recovery of fuel costs	1,251	1,807
Over recovery of conservation and unbundling	299	-
Customer deposits	5,780	5,615
Liabilities held for sale – water division	-	1,272
Total current liabilities	25,528	42,362

Other Liabilities
Deferred income taxes and regulatory tax liability	9,132	8,779
Environmental liabilities and other	11,757	9,699
Total other liabilities	20,889	18,478
Total	$ 141,614	$ 144,823
The financial statements should be read in conjunction with the Notes herein and the Notes to the Consolidated Financial Statements appearing in the most recent Form 10-K.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended
	June 30,
	2003	2002
Net Cash Flow provided by
Continuing Operating Activities	$ 2,463	$ 3,734

Net Cash Flow provided by (used in) Discontinued Operations	(98)	540

Cash Flows from Investing Activities
Construction expenditures	(3,248)	(7,897)
Reduction of restricted long term investments	-	4,851
Deposit held in escrow for dividend payment	-	541
Taxes on long term investments, net of interest	(265)	-
Proceeds from sale of non-utility property	-	590
Proceeds from sale of discontinued operations	19,184	-
Other	55	374
Net cash provided by (used in) investing activities	15,726	(1,541)

Cash Flows from Financing Activities
Net change in short-term borrowings	(19,003)	(4,864)
Dividends paid	(1,122)	(1,084)
Other	242	232
Net cash used in financing activities	(19,883)	(5,716)

Net Decrease in cash	(1,792)	(2,983)

Cash at beginning of period	3,200	3,198

Cash at end of period	$ 1,408	$ 215

The financial statements should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10-K.

#

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

1.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company's business, the operating results for the period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

4.

The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends.  As of June 30, 2003, under the most restrictive provision, approximately $5,300,000 of retained earnings were unrestricted. The line of credit agreement contains covenants that, if violated, could restrict the issuance of dividends. The Company is not in violation of these covenants; however, if a material violation occurs in the future and is not rectified, it could prohibit the issuance of dividends.

5.

Summary of Revenues and Operating income before income taxes (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Natural gas	$ 12,792	$ 9,207	$ 31,177	$ 20,914
Electric	9,383	9,853	19,187	19,635
Propane gas	2,234	1,647	5,194	3,875
Total revenues	$ 24,409	$ 20,707	$ 55,558	$ 44,424

Operating income before income taxes
Natural gas	$ 1,005	$ 895	$ 3,970	$ 2,878
Electric	526	739	1,250	1,521
Propane gas	120	97	566	493
Total operating income
before income taxes	$ 1,651	$ 1,731	$ 5,786	$ 4,892

6.

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

Intangible assets associated with our recent acquisitions have been identified and are shown as a separate line item on the balance sheet.  The intangibles subject to amortization over a five-year period are non-compete agreements totaling $35,000, and the amount of amortization was $10,664.  The remaining intangibles identified are customer distribution rights for $1,900,000 and customer relationships for $900,000, both of which have indefinite lives and are not subject to amortization.

All goodwill relates to the recent gas acquisitions and accordingly, there is no amortization of goodwill reported in the accompanied financial statements. The test for goodwill impairment was performed for the reporting units during the second quarter of 2003. The test results show there is currently no impairment in either reporting unit.

7.

Financial Accounting Standard No. 143

In August 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” The statement requires that the fair value of an asset retirement obligation be recognized at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  SFAS No. 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, be removed from a company’s accumulated depreciation reserve. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company adopted the provisions of the Statement as of January 1, 2003, as prescribed by the Florida Public Service Commission (“FPSC”).  Under FPSC guidelines, the estimated cost of removal expenses for normal retirements related to regulated fixed assets are reserved through the depreciation expense and accumulated reserves. The estimated value of the reserve that has been accumulated for future cost of removal as of June 30, 2003 is approximately $5,900,000 and is included in accumulated depreciation in the accompanying condensed consolidated financial statements.  The Company has determined that it does not have any material legal obligations for asset retirements and that the adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements. The Company will continue monitoring the handling of utility long-lived assets for interpretations of assets that may be considered to have legal retirement obligations.

Financial Accounting Standard No. 149

In April 2003, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement clarifies the circumstances under which a contract with an initial net investment becomes a derivative, and clarifies when a derivative contains a financing component.  As the Company has designated all contracts meeting the definition of possible derivative instruments as “normal purchases and sales” under SFAS No. 133, “Accounting for Derivatives”, this statement will not impact the Company.

8.

Mergers and Acquisitions

On November 1, 2002, the Company acquired Nature Coast Utilities, a propane gas service distribution company, for approximately $740,000 in a cash-for-stock transaction.  The merger added about 1,200 customers to the propane operation in the Company’s new Nature Coast Division located in West Central Florida.

9.

Gain on Sale of Property

The Company sold property held in Delray Beach, in its South Florida division, for a gain of approximately $529,000 in the first quarter of 2002.  This property was primarily regulated property, and accordingly, the majority of the gain was deferred awaiting Florida Public Service Commission (FPSC) approval on the disposition of that gain. The Company has been granted approval by the FPSC to allow amortization of the gain with an offset to depreciation expense over five years beginning in April, 2002. The non-regulated portion of the gain has been recognized in the first quarter of 2002 and amounts to $53,000, net of income taxes.

10.

Discontinued Operations

On December 3, 2002, the Company entered into an agreement to sell certain assets comprising its water utility system to the City of Fernandina Beach (“City”). The closing of this transaction took place on March 27, 2003.  The City paid the Company $19,242,000 in cash at closing, as well as future consideration of approximately $7,400,000 to be received annually (as defined) until February 15, 2010, when the Company will receive the final payment from the City. The net proceeds from the sale resulted in the payoff of the notes payable balance.  The Company recognized and recorded the present value of the future consideration in Other Long Term Investments in the amount of $5,716,000, using a discount rate of 4.34%, which has been subsequently increased to recognize interest income in the amount of $62,000.  The fair value of the consideration is approximately $25,000,000. The gain on the disposal of Discontinued Operations including the income from discontinued operations for the first quarter of 2003, was $15,842,000 or $9,882,000 after tax, and has subsequently been adjusted to $15,744,000 or $9,821,000 after tax due to additional expenses relating to the sale.

The accompanying condensed consolidated financial statements have been restated for all periods presented for the discontinued operations of the water division. The Company did not cease recording depreciation expense due to the regulatory requirements and continued to record depreciation through the sales date of March 27, 2003. The total net plant amounted to approximately $9,728,000, and the net assets less liabilities, amounted to approximately $8,909,000 at the date of sale. The assets and liabilities of the water division have been included in current assets and current liabilities as of December 31, 2002, as assets and liabilities held for sale.

Estimated Annual Future Value of Consideration expected from the City for years following 12/31/03 is as follows (dollars in thousands):

	Estimated Timing of Payments	Present Value of Future Payments
2004	$245	$239
2005	371	345
2006	375	334
2007	375	320
2008	375	307
2009	375	294
2010	5,250	3,939
Total	$7,366	$5,778

Results of discontinued operations were as follows:

Results of Water Division	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands):	2003	2002	2003	2002
Revenues	-	861	679	1,515

Gross profit	-	825	651	1,450

Income from discontinued operations before income taxes	-	332	149	478
Income taxes	-	(127)	(16)	(165)
Income from discontinued operations	-	205	133	313

The major balance sheet classes included in assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets, as of June 30, 2003 and December 31, 2002 are as follows:

Major Balance Sheet Classes - Water Division (dollars in thousands):	June 30, 2003	December 31, 2002
Assets
Utility plant, net	$ -	$ 9,782
Current assets	-	396
Total	$ -	$ 10,178

Liabilities
Current liabilities	$ -	$ 15
Customer advances for construction	-	1,257
Total	$ -	$ 1,272

11.

Environmental Contingencies

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

West Palm Beach Site.

FPUC is currently conducting a contamination assessment investigation of a parcel of property owned by it in West Palm Beach, Florida upon which FPUC previously operated a gasification plant.  FPUC entered into a consent order with the Florida Department of Environmental Protection ("FDEP") effective April 8, 1991, that requires FPUC to delineate the extent of soil and groundwater impacts associated with the prior operation of the gasification plant and to remediate such soil and groundwater impacts, if necessary. Numerous reports have been submitted to FDEP, describing the results of soil and groundwater sampling conducted at the site. A Supplemental Contamination Assessment Report Addendum (“SCARA”) was submitted to FDEP in December 2001, summarizing the results of past investigations and providing the results of additional field work conducted in 2001, in response to comments received previously from FDEP.  On September 26, 2002, FPUC submitted a work plan for additional field work to respond to FDEP's comments to the SCARA.  This work is now underway.   A final report of this field effort is scheduled to be delivered to FPUC in September 2003.  Once this additional work is completed, FPUC will have sufficient data to complete an evaluation of remedial alternatives for the site, which will be incorporated in a feasibility study report for submission to FDEP.  Prior to completion of the contamination assessment/feasibility study phases, FPUC is unable to determine the complete extent or cost of remedial action which may be required.  Based on findings from the 2003 field work, the Company was advised that remediation costs for this site may exceed $6,000,000.00.  A portion of the on-site impacts attributable to past petroleum releases have been determined to be eligible for reimbursement from a state fund, and the FDEP has determined that a portion of the work conducted off-site may be eligible for reimbursement under state law.

Sanford Site.

FPUC owns a parcel of property located in Sanford, Florida, upon which a gasification plant was operated prior to FPUC's acquisition of the property.  Following discovery of soil and groundwater impacts on the property, FPUC has participated with four former owners and operators of the gasification plant in the funding of numerous investigations of the extent of the impacts and the identification of an appropriate remedy.  On or about March 25, 1998, FPUC executed an Administrative Order on Consent (“AOC”) with the four former owners and operators (collectively, the “Group”) and the United States Environmental Protection Agency ("EPA") that obligated the Group to implement a Remedial Investigation/Feasibility Study (“RI/FS”) task and to pay EPA’s past and future oversight costs for the RI/FS.  The Group also entered into a Participation Agreement and an Escrow Agreement on or about April 13, 1998.  These agreements governed the manner and means by which all parties were to satisfy their respective obligations under the AOC for the RI/FS task.  FPUC agreed to pay approximately 13.7% of the cost for the RI/FS.  Field work for the RI/FS was initiated in 1998.  A final RI report was submitted to EPA in July 1999. The Group also submitted a Baseline Risk Assessment to EPA in January 2000, including an Ecological Risk Assessment (“ERA”).  Additional field work will be required to complete the ERA at an estimated cost of approximately $120,000.  FPUC's share of the additional ERA work is 13.7%.

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

In anticipation of entry of the Consent Decree, pre-remedial design field work was performed to assist in the design of the final remedy for OU1 and OU2.  The cost of the additional field and design work was approximately $1,100,000.  Upon EPA's approval of the final design, the Group will be obligated to implement the remedy for OU1 and OU2.  Based on the pre-remedial design field work, it is now anticipated that the final cost of the remedy for OU1 and OU2 will significantly exceed the $6,000,000.00 combined estimate provided in the RODs for OU1 and OU2. Pursuant to the terms and conditions of the Second Participation Agreement entered into by members of the Group on August 1, 2000, FPUC's share of costs for implementation of the OU1 Remedy and OU2 Remedy, including the pre-remedial design fieldwork, is 10.5%, up to a maximum cost of $6,000,000.00.  FPUC has notified Group members that FPUC will oppose any effort by the Group to increase FPUC's share of total remedial costs above 10.5% of the current $6,000,000.00 cap, since the increased remedial cost is due to the discovery of additional impacted soils on property not owned by FPUC.  The Consent Decree also obligates the Group to reimburse EPA's past costs of approximately $142,500 and EPA's future oversight costs.  FPUC's share of EPA's past costs and future oversight costs is 10.5%.

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

On June 30, 2003 the estimated remaining costs for consulting and remediation, legal expenses, and other related expenses for the four sites is approximately $7.9 million. The Company currently has $7.9 million reserved as an environmental liability. The Company has $5 million remaining from insurance and rate recovery and $2.9 million as a regulatory asset pending future rate recovery authorized by the FPSC. Based on existing information, management believes that all future contamination assessment and remedial costs, legal fees and other related costs will not be in excess of the rate relief granted by the Florida Public Service Commission (“FPSC”) currently or in the future. The Company has petitioned the FPSC and was granted the right to apply any over earnings in the gas division to the environmental reserve.

12.

Use of Estimates

Amounts recorded for over earnings are based on estimates of year end financial results.  These estimates may significantly vary depending on weather, actual results versus budgeted results, and variations in the cost of capital components.

13.

Common Shareholders’ Equity

Additional items impacting Common shareholders’ equity other than income and dividends are the Company’s dividend reinvestment program and the issuance of treasury stock in the amount of approximately $243,000.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary statements and risk factors that may affect future results.

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve the use of estimates and assumptions and are subject to the inherent uncertainties in predicting future results and conditions. Certain factors such as weather conditions, changes in laws or regulations, changes in the market environment, restrictions on ability to raise capital on favorable terms, direct and indirect effects of terrorist threats and activities, and the ability to identify attractive acquisition opportunities at favorable prices and to successfully and timely complete and integrate them could cause actual results to differ materially from those projected in these forward-looking statements. Additional issues may also arise or become material as the energy industry evolves which could impair the business of Florida Public Utilities Company.

Financial Condition.

In April 2003, the Company had closed a $20 million line of credit (“LOC”). The LOC had a $16.1 million outstanding balance on March 27, 2003, that was repaid using proceeds from the sale of the water division. On April 1, 2003 the Company opened a $12 million, three-year line of credit. On March 27, the Company received $19.2 million in cash, along with future consideration valued at $5.7 million, for the water division (for additional information see "Discontinued Operations" in the Notes to Condensed Consolidated Financial Statements). The Company reserves $1 million of the LOC to cover expenses for any major storm repairs in its Northwest Florida division. An additional $250,000 of the LOC is reserved for a ‘letter of credit’ insuring propane facilities. The new line of credit coupled with internally generated cash is forecast to be sufficient to satisfy the Company’s operating, normal capital expenditure and dividend requirements for several years.  In the long term, additional equity financing is probable to pay off the notes payable or pay for any major acquisitions.  Notes payable, long-term debt and preferred stock on June 30, 2003 comprise 56% of total capitalization, with equity of 44%.  The stronger equity ratio was a result of selling the water assets for a $9.8 million gain net of income taxes.

Net cash flow provided by continuing operating activities decreased from 2002.  In the first quarter of 2002, the Company began reassessing customer deposits on accounts to improve collection efforts.  This generated significantly higher cash from customer advances in 2002 as compared with 2003.  Also, over $2,900,000 in taxes relating to the gain on the sale of the water division was paid in the second quarter.  This was offset by a decrease in accounts receivable of approximately $940,000.  Net cash flow of $98,000 was used by discontinued operations during 2003 as a result of the legal expenses associated with the sale of the water assets. Construction expenditures decreased $4.6 million in 2003, compared to 2002, primarily due to approximately $2 million of additional construction in 2002 relating to the Lake Worth generation project, and a $1.5 million contribution in 2003 from the transportation agreement with the City of Lake Worth.

Overview.

The Company is organized into two regulated business segments, natural gas and electric, and one non-regulated business segment, propane gas. There are no material inter-segment sales or transfers.

Definitions.

Gross Profit.  Gross Profit, defined as gross operating revenues less fuel costs, conservation and unbundling costs, and taxes based on revenues that are passed through to customers, provides a meaningful basis for evaluating utility operations. Fuel, conservation, and unbundling costs along with taxes passed through to customers have no effect on results of operations, and fluctuations in such costs distort the relationship of gross operating revenues and gross profit (net revenues retained by the Company for operating purposes).

Operating Expenses.  Operating expenses exclude fuel costs, conservation and unbundling costs, and taxes based on revenues that are passed through to customers. These operating expenses have no effect on results of operations as they are passed on directly to customers, and fluctuations in such costs distort the relationship of operating expenses between periods. These costs are grouped on a separate line of the income statement as “Cost of fuel and taxes based on revenues”.

Results of Operations.

In the following discussion, all comparisons are with the corresponding items in the same period of the prior year.

Summary of Gross Profit:	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2003	2002	2003	2002

Natural gas	$ 4,997	$ 4,440	$ 11,747	$ 9,974
Electric	2,838	2,784	5,716	5,508
Propane gas	1,309	1,068	2,922	2,442
Total Gross Profit	$ 9,144	$ 8,292	$ 20,385	$ 17,924

Contributing to variations in gross profits are the effects of seasonal weather conditions, the timing of rate increases, and the migration of winter residents and tourists to Florida during the winter season.  The Company actively pursues opportunities to purchase small gas companies to assist in growth with the goal of acquiring at least one propane company a year.

Three Months Ended June 30, 2003, Compared

with Three Months Ended June 30, 2002.

Gross Profit

Natural Gas Service.

Natural gas service gross profit increased $557,000 or 13%.  The gross profit increased primarily due to revenue from a reversal of previously recorded over earnings associated with a $1,500,000 early termination fee provided for in the renegotiation of a contract with the City of Lake Worth. Due to increased expenses incurred in the second quarter, the estimated first quarter 2003, over earnings of $700,000 was reduced to approximately $100,000, increasing revenues by approximately $600,000.  The renegotiated contract provided for a reduction in the monthly revenues of $35,000, beginning in the second quarter of 2003. Overall customers increased by 3% due to normal growth.  Excluding transportation customers, units sold decreased 3.9% due to a decline in usage per customer due to milder weather.

Propane Gas Service.

Propane gas gross profit increased $241,000 or 23% primarily due to the late 2002 acquisition of Nature Coast.  Also, the Company began assessing $5 late fee charges and regulatory compliance fees in the first quarter of 2003.  In June, two propane storage facilities were constructed at a new Lake Worth High school, increasing revenues by $106,000.  Customers increased by 8% primarily due to the acquisition, and usage per customer increased slightly.

Electric Service.

Electric service gross profit increased $54,000 or 2%.  Customer growth was up 2% due to normal growth.  This was offset by the decline in usage per customer, resulting in a 2% drop in units sold.   The decline in usage per customer and units sold is attributable to milder weather and cooler temperatures.

Operating Expenses

Expenses increased $932,000 or 14%.  Other outside services increased approximately $78,000 primarily due to additional accounting fees related to Sarbanes-Oxley compliance and internal auditing, as well as additional tax related services.  Insurance costs also increased $118,000 as a result of higher medical costs and increased premiums for workmen’s compensation and general liability.  Pension expense increased $140,000 as a result of the general economic decline and the decrease in the value of investments held in this fund.  Other contributing factors to the increase in operating expenses included higher depreciation expense of $155,000, and over $75,000 for underground line detection due to increases in the quantity of locates from construction related projects.

Interest Charges and Other

Interest charges and other decreased by $58,000 as a result of the interest income associated with the sale of the water division.

Six Months Ended June 30, 2003, Compared

with Six Months Ended June 30, 2002.

Gross Profit

Natural Gas Service.

Natural gas service gross profit increased $1,773,000 or 18%.  The gross profit increased primarily due to additional revenue received in accordance with the terms of a pipeline project contract for the Lake Worth generation facility, which began in February 2002, and the subsequent renegotiation of the contract for that same facility with the City of Lake Worth signed in late March 2003. The agreement provided for an early termination fee of $ 1.5 million, offset by an adjustment for over earnings of approximately $700,000 in the first quarter.  Due to increased expenses incurred in the second quarter, approximately $600,000 of this over earnings adjustment was subsequently reversed.  The renegotiated contract provided for a reduction in the monthly revenues of $35,000, beginning in the second quarter of 2003.  Overall customers increased by 2% due to normal growth.

Propane Gas Service.

Propane gas gross profit increased $480,000 or 20% primarily due to the late 2002 acquisition of Nature Coast and the construction of two tanks at a Lake Worth High school, which attributed to $106,000 of the increase.  Also, the Company began assessing $5 late fee charges and regulatory compliance fees in the first quarter of 2003.  Customers increased by 10% primarily due to the acquisition, and usage per customer increased slightly.

Electric Service.

Electric service gross profit increased $208,000 or 4%.  Customer growth was up 2% due to normal growth.  This was offset by the decline in usage per customer.

Operating Expenses

Expenses increased $1,567,000 or 12%.   Other outside services increased approximately $157,000 primarily due to additional accounting fees related to Sarbanes-Oxley compliance and internal auditing, as well as additional tax related services.  Insurance costs also increased $352,000 as a result of higher medical costs and increased premiums for workmen’s compensation and general liability.  Pension expense increased $309,000 as a result of the general economic decline and the decrease in the value of investments held in this fund.  Other contributing factors to the increase in operating expenses included higher depreciation expense of $234,000.  Expenses increased over $115,000 for underground line detection due to increases in the quantity of locates from construction related projects. An increase of $206,000 in maintenance expenses in the first quarter was related to an abandoned construction project for a main insertion failure at Royal Park Bridge in our South Florida natural gas division.   These increases were offset by the collection of an expected bad debt of $172,000 related to the contract with Lake Worth Generation in the first quarter.

Interest Charges and Other

Merchandise and service profitability decreased approximately $ 71,000 due to increases in overhead along with lower sales in 2003.  Other income decreased approximately $170,000 due to the reclassification of interest on investments held for environmental costs resulting from higher estimated environmental liabilities.  This was offset by an approximate decrease in accruals of $100,000 in environmental expenses per FPSC instructions.

Subsequent Events

In 2003, the Company began the process to request rate relief from the Florida Public Service Commission for the electric segment, and if approved is anticipating rate relief in the second quarter of 2004.  The request will include recovery for recent increases to certain operating expenses, including pension and insurance expenses.  The Company is requesting approximately $4,000,000 in rate relief.  This amount is subject to review by the Public Service Commission and the Company expects the rate relief granted will be less than the requested amount.

Forward Looking

A contract for a natural gas transportation pipeline for a Lake Worth generation facility, which began in February 2002, was renegotiated with the City of Lake Worth in late March 2003. The new agreement resulted in an early termination fee of $ 1.5 million and will lower monthly revenues by $35,000, beginning in the second quarter of 2003. The lower monthly revenue will result in a reduction to net income of approximately $22,000 per month.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

All financial instruments held by the Company were entered into for hedging purposes and are not entered into for the purpose of speculation or trading.  The Company has market risk exposure only from the potential loss in fair value resulting from reasonably possible changes in interest rates.  The Company has no exposure relating to commodity prices because the Company, under its regulatory jurisdictions, is fully compensated for the actual costs of commodities (primarily natural gas and electricity) used in its operations. Any commodity price increases for propane are passed through monthly to propane customers as the fuel charge portion of their rate. This can be performed due to the competition having similar increases that are customarily passed through to their customers.

None of the Company’s gas or electric contracts are accounted for using the fair value method of accounting. While some of the Company’s contracts meet the definition of a derivative, the Company has designated these contracts as “normal purchases and sales” under SFAS No. 133, “Accounting for Derivatives”.

The Company has no exposure to equity risk, as it does not hold any equity instruments.  The Company’s exposure to interest rate risk is limited to investments held for environmental costs. These investments are fixed income debt securities whose carrying amounts are not materially different than fair value. Such investments mature from 2003 to 2004, and are expected to be held to maturity. Therefore, the Company does not believe it has material market risk exposure related to these instruments.  The indentures governing the Company’s two first mortgage bond series outstanding contain “make-whole” provisions, which are pre-payment penalties that charge for lost interest, which render refinancing impracticable.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Control

There were no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in the paragraph above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.

OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders

(a)

An annual meeting was held May 13, 2003

(b)

Proxies were solicited pursuant to Regulation 14 under the act, there was no solicitation in opposition to the management’s nominees as listed in the proxy, and all of such nominees were elected.

(c)

Voted on director John T. English:

For:  3,303,993

Against or Withheld: 262,734

Voted on director Ellen Terry Benoit:

For:  3,304,206

Against or Withheld: 262,521

(d)

Not Applicable

Item 6.

Exhibits and reports on Form 8-K

(a)

31(1)

Certification of Chief Executive Officer (CEO) per Section 302 of the Sarbanes-Oxley Act of 2002

31(2)

Certification of Chief Financial Officer (CFO) per Section 302 of the Sarbanes-Oxley Act of 2002

32(1)

Certification of Chief Executive Officer (CEO) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(2)

Certification of Chief Financial Officer (CFO) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K:

•

A Form 8-K was filed May 13, 2003, announcing a press release relating to 1st quarter earnings.

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

Date: August 14, 2003

By:    /s/ George M Bachman

George M Bachman

Chief Financial Officer (Principle Accounting Officer)

Section 302 certifications are attached as exhibits 31(1) and 31(2). Certifications pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are attached in exhibits 32(1) and 32(2).

#