Form 10-Q
period 2003-09-30
FLORIDA PUBLIC UTILITIES CO
filed 2003-11-14
CIK 37643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
OR
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

 Yes    [ X ]            No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
On November 1, 2003, there were 3,916,393 shares of $1.50 par value common shares outstanding.

INDEX

Florida Public Utilities Company (“FPU” or “Company”)

 Part I.

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Statements of Operations

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Item 4.

Controls and Procedures

Part II.  Other Information

Item 1.

Legal Proceedings

Item 2.

Changes in Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

Signatures

PART I

Financial Information

Item 1.  Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2003	2002	2003	2002
Electric	$ 10,911	$ 11,528	$ 30,098	$ 31,162
Natural gas	8,965	7,293	40,142	28,207
Propane gas	1,752	1,462	6,946	5,337
Total revenues	21,628	20,283	77,186	64,706

Cost of fuel and taxes based on revenues	13,522	12,173	48,695	38,673

Gross Profit	8,106	8,110	28,491	26,033

Operating Expenses
Operations	5,345	4,946	15,940	14,340
Depreciation and amortization	1,367	1,242	4,070	3,711
Taxes other than income taxes	687	606	1,988	1,774
Total operating expenses	7,399	6,794	21,998	19,825

Operating income before income taxes	707	1,316	6,493	6,208

Interest Charges and Other
Merchandise and service revenue	(565)	(641)	(1,954)	(2,076)
Merchandise and service expenses	555	633	1,882	1,935
Gain from sale of property	-	(28)	-	(113)
Other income	(144)	(190)	(228)	(339)
Interest expense	1,103	1,145	3,386	3,330
Total interest charges and other	949	919	3,086	2,737

Income (loss) from continuing operations before income taxes	(242)	397	3,407	3,471
Income taxes	160	(122)	(1,194)	(1,241)
Income (loss) from continuing operations	(82)	275	2,213	2,230

Discontinued operations
Income from discontinued operations – water division	-	312	149	791
Income taxes	-	(117)	(16)	(283)
Gain (loss) on disposal of water division, net of income taxes (benefits) of ($3) and $5,920, respectively	(5)	-	9,683	-
Total income from discontinued operations	(5)	195	9,816	508

Net Income (Loss)	(87)	470	12,029	2,738

Preferred Stock Dividends	7	7	21	21

Earnings (loss) applicable to Common Stock	$ (94)	$ 463	$ 12,008	$ 2,717

Earnings (Loss) Per Common Share (basic and diluted):
Continuing Operations	$ (0.02)	$ 0.07	$ 0.56	$ 0.57
Discontinued Operations	-	0.05	2.52	0.13
Total	$ (0.02)	$ 0.12	$ 3.08	$ 0.70

Dividends Declared Per Common Share	$ 0.1475	$ 0.1425	$ 0.4375	$ 0.4238

Average Shares Outstanding	3,912,398	3,877,987	3,902,288	3,867,496

The financial statements should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10-K.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)
	September 30,	December 31,
	2003	2002
ASSETS
Utility Plant	$ 157,069	$ 152,907
Less accumulated depreciation	57,532	54,952
Net utility plant	99,537	97,955

Current Assets
Cash	1,447	3,200
Accounts receivable	8,197	9,065
Allowance for uncollectible accounts	(145)	(304)
Unbilled receivable	1,296	1,470
Inventories (at average or unit cost)	3,143	3,108
Prepayments and deferrals	790	749
Under recovery of conservation and Unbundling	-	36
Assets held for sale – water division	-	10,178
Total current assets	14,728	27,502

Other Assets
Investments held for environmental costs	3,139	2,815
Other regulatory assets - environmental	7,012	-
Long term receivable and other investments	5,851	-
Deferred charges	10,374	10,375
Goodwill	3,366	3,348
Intangible assets (net)	2,823	2,828
Total other assets	32,565	19,366
Total	$ 146,830	$ 144,823

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity	$ 41,595	$ 30,883
Preferred stock	600	600
Long-term debt	52,500	52,500
Total capitalization	94,695	83,983

Current Liabilities
Notes payable	770	19,183
Accounts payable	5,793	7,472
Insurance accrued	2,363	2,364
Interest accrued	1,589	926
Taxes accrued	4,734	505
Other accruals and payables	3,425	3,218
Over recovery of fuel costs	2,087	1,807
Over recovery of conservation and unbundling	258	-
Customer deposits	5,995	5,615
Liabilities held for sale – water division	-	1,272
Total current liabilities	27,014	42,362

Other Liabilities
Deferred income taxes and regulatory tax liability	9,219	8,779
Environmental liabilities and other	15,902	9,699
Total other liabilities	25,121	18,478
Total	$ 146,830	$ 144,823
The financial statements should be read in conjunction with the Notes herein and the Notes to the Consolidated Financial Statements appearing in the most recent Form 10-K.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2003	2002
Net Cash Flow provided by
Continuing Operating Activities	$ 4,905	$ 6,924

Net Cash Flow provided by (used in) Discontinued Operations	(98)	938

Cash Flows from Investing Activities
Construction expenditures	(5,918)	(11,754)
Reduction of restricted long term investments	-	6,761
Deposit held in escrow for dividend payment	-	541
Taxes on long term investments, net of interest	(324)	-
Proceeds from sale of non-utility property	-	878
Proceeds from sale of discontinued operations	19,307	-
Other	83	742
Net cash provided by (used in) investing activities	13,148	(2,832)

Cash Flows from Financing Activities
Net change in short-term borrowings	(18,413)	(5,001)
Dividends paid	(1,705)	(1,642)
Other	410	378
Net cash used in financing activities	(19,708)	(6,265)

Net Decrease in cash	(1,753)	(1,235)

Cash at beginning of period	3,200	3,198

Cash at end of period	$ 1,447	$ 1,963

The financial statements should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10-K.

#

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

4.

The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends.  As of September 30, 2003, under the most restrictive provision, approximately $4,600,000 of retained earnings were unrestricted. The line of credit agreement contains covenants that, if violated, could restrict the issuance of dividends. The Company is not in violation of these covenants; however, if a material violation occurs in the future and is not rectified, it could prohibit the issuance of dividends.

5.

Summary of Revenues and Operating income before income taxes (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Electric	$ 10,911	$ 11,528	$ 30,098	$ 31,162
Natural gas	8,965	7,293	40,142	28,207
Propane gas	1,752	1,462	6,946	5,337
Total revenues	$ 21,628	$ 20,283	$ 77,186	$ 64,706

Operating income before income taxes
Electric	$ 727	$ 985	$ 1,977	$ 2,506
Natural gas	301	411	4,271	3,289
Propane gas	(321)	(80)	245	413
Total operating income
before income taxes	$ 707	$ 1,316	$ 6,493	$ 6,208

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

Intangible assets associated with our recent acquisitions have been identified and are shown as a separate line item on the balance sheet.  The intangibles subject to amortization over a five-year period are non-compete agreements totaling $35,000, and the amount of amortization was $12,413.  The remaining intangibles identified are customer distribution rights for $1,900,000 and customer relationships for $900,000, both of which have indefinite lives and are not subject to amortization.

All goodwill relates to the recent gas acquisitions and accordingly, there is no amortization of goodwill reported in the accompanied financial statements. The test for goodwill impairment was performed at December 31, 2002 for the reporting units. The test results show there is currently no impairment in either reporting unit.

7.

Financial Accounting Standard No. 143

In August 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” The statement requires that the fair value of an asset retirement obligation be recognized at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  SFAS No. 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, be removed from a company’s accumulated depreciation reserve. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company adopted the provisions of the Statement as of January 1, 2003, as prescribed by the Florida Public Service Commission (“FPSC”).  Under FPSC guidelines, the estimated cost of removal expenses for normal retirements related to regulated fixed assets are reserved through the depreciation expense and accumulated reserves. The estimated value of the reserve that has been accumulated for future cost of removal as of September 30, 2003 is approximately $6,000,000 and is included in accumulated depreciation in the accompanying condensed consolidated financial statements.  The Company has determined that it does not have any material legal obligations for asset retirements and that the adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements. The Company will continue monitoring the handling of utility long-lived assets for interpretations of assets that may be considered to have legal retirement obligations.

Financial Accounting Standard No. 149

In April 2003, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement clarifies the circumstances under which a contract with an initial net investment becomes a derivative, and clarifies when a derivative contains a financing component.  As the Company has designated all material contracts meeting the definition of possible derivative instruments as “normal purchases and sales” under SFAS No. 133, “Accounting for Derivatives”, this statement will not impact the Company.

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

The Company sold property held in Deland, in our Central Florida division, for a gain of approximately $186,000 during the third quarter of 2002.  This property was primarily regulated property and accordingly the majority of the gain was deferred awaiting FPSC approval on the disposition of that gain.  The Company has been granted approval by the FPSC to allow amortization of the gain with an offset to depreciation expense over five years beginning in August 2002.  The non-regulated portion of the gain has been recognized in the third quarter of 2002 and amounts to $17,000, net of income taxes.

10.

Discontinued Operations

On December 3, 2002, the Company entered into an agreement to sell certain assets comprising its water utility system to the City of Fernandina Beach (“City”). The closing of this transaction took place on March 27, 2003.  The City paid the Company $19,242,000 in cash at closing, as well as future consideration of approximately $7,400,000 to be received annually (as defined) until February 15, 2010, when the Company will receive the final payment from the City. The net proceeds from the sale resulted in the payoff of the notes payable balance.  The Company recognized and recorded the present value of the long-term receivable in the amount of $5,716,000, using a discount rate of 4.34%. The long-term receivable has been subsequently increased to recognize interest income in the amount of $125,000.  The fair value of the consideration is approximately $25,000,000. The gain on the disposal of Discontinued Operations including the income from discontinued operations for the first quarter of 2003, was $15,842,000 or $9,882,000 after tax, and has subsequently been adjusted to $15,736,000 or $9,816,000 after tax due to additional expenses relating to the sale.

The accompanying condensed consolidated financial statements have been restated for all periods presented for the discontinued operations of the water division. The Company did not cease recording depreciation expense due to the regulatory requirements and continued to record depreciation through the sales date of March 27, 2003. The total net plant amounted to approximately $9,728,000, and the net assets less liabilities amounted to approximately $8,909,000 at the date of sale. The assets and liabilities of the water division have been included in current assets and current liabilities as of December 31, 2002, as assets and liabilities held for sale.

Estimated Annual Future Value of Consideration expected from the City for years following 12/31/03 is as follows (dollars in thousands):

	Estimated Timing of Payments	Present Value of Long Term Receivable
2004	$245	$241
2005	371	349
2006	375	338
2007	375	324
2008	375	310
2009	375	297
2010	5,250	3,982
Total	$7,366	$5,841

Results of discontinued operations were as follows:

Results of Water Division	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands):	2003	2002	2003	2002
Revenues	-	889	679	2,405

Gross profit	-	852	651	2,302

Income from discontinued operations before income taxes	-	312	149	791
Income taxes	-	(117)	(16)	(283)
Income from discontinued operations	-	195	133	508

The major balance sheet classes included in assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets, as of December 31, 2002, is as follows:

Major Balance Sheet Classes - Water Division (dollars in thousands):	December 31, 2002
Assets
Utility plant, net	$ 9,782
Current assets	396
Total	$ 10,178

Liabilities
Current liabilities	$ 15
Customer advances for construction	1,257
Total	$ 1,272

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

West Palm Beach Site.

FPUC is currently evaluating remedial options to respond to environmental impacts to soil and groundwater at and in the immediate vicinity of a parcel of property owned by it in West Palm Beach, Florida upon which FPUC previously operated a gasification plant.  FPUC entered into a consent order with the Florida Department of Environmental Protection ("FDEP") effective April 8, 1991, that requires FPUC to delineate the extent of soil and groundwater impacts associated with the prior operation of the gasification plant and to remediate such soil and groundwater impacts, if necessary. Numerous reports have been submitted by FPUC to FDEP, describing the results of soil and groundwater sampling conducted at the site. A Supplemental Contamination Assessment Report Addendum (“SCARA”) was submitted to FDEP in December 2001, summarizing the results of past investigations and providing the results of additional field work conducted in 2001, in response to comments received previously from FDEP.  On September 29, 2003, FPUC submitted to FDEP a Comprehensive Soil and Groundwater Assessment Report, that described the results of substantial additional field work undertaken in 2003 to respond to FDEP's comments to the SCARA.

FPUC recently authorized its consultant to begin work on a feasibility study to evaluate an appropriate remedial response to the soil and groundwater impacts associated with the former operation of the West Palm Beach gasification plant.  The feasibility study is expected to be completed in early 2004.

Prior to completion of the feasibility study, FPUC is unable to determine the complete extent or cost of remedial action which may be required.  Based on findings from the recently completed 2003 field work, remediation costs (including attorneys' fees) for this site may range from up to $11.2 million to $12.6 million.  A portion of the on-site impacts attributable to past petroleum releases have been determined to be eligible for reimbursement from a state fund, and the FDEP has determined that a portion of the work conducted off-site may be eligible for reimbursement under state law.

Sanford Site.

FPUC owns a parcel of property located in Sanford, Florida, upon which a gasification plant was operated prior to FPUC's acquisition of the property.  Following discovery of soil and groundwater impacts on the property, FPUC has participated with four former owners and operators of the gasification plant in the funding of numerous investigations of the extent of the impacts and the identification of an appropriate remedy.  On or about March 25, 1998, FPUC executed an Administrative Order on Consent (“AOC”) with the four former owners and operators (collectively, the “Group”) and the United States Environmental Protection Agency ("EPA") that obligated the Group to implement a Remedial Investigation/Feasibility Study (“RI/FS”) task and to pay EPA’s past and future oversight costs for the RI/FS.  The Group also entered into a Participation Agreement and an Escrow Agreement on or about April 13, 1998 ("RI/FS Participation Agreement").  These agreements governed the manner and means by which all parties were to satisfy their respective obligations under the AOC for the RI/FS task.  FPUC agreed to pay approximately 13.7% of the cost for the RI/FS.  Field work for the RI/FS was initiated in 1998.  A final RI report was submitted to EPA in July 1999. The Group also submitted a Baseline Risk Assessment to EPA in January 2000, including an Ecological Risk Assessment (“ERA”).  FPUC's share of the cost of these tasks was previously paid in full.  The RI/FS Participation Agreement was amended on September 18, 2003, to authorize an additional $400,000 to be incurred by the Group to complete the ecological risk assessment and cover EPA oversight costs for the RI/FS.  FPUC's share of the additional funding is 13.7%, or $54,822.40, which is expected to be paid by FPUC in November 2003.

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

Pre-remedial design field work was performed in 2002-03 to assist in the design of the final remedy for OU1 and OU2.  The cost of the additional field and design work was approximately $1,100,000.  FPUC previously paid its share of these costs.   Upon EPA's approval of the final design, the Group will be obligated to implement the remedy for OU1 and OU2.  Based on the pre-remedial design field work, it is now anticipated that the final cost of the remedy for OU1 and OU2 will significantly exceed the $6,000,000 combined estimate provided in the RODs for OU1 and OU2. Pursuant to the terms and conditions of the Second Participation Agreement entered into by members of the Group on August 1, 2000, FPUC's share of costs for implementation of the OU1 Remedy and OU2 Remedy, including the pre-remedial design fieldwork, is 10.5% of the cost for the final remedy, providing the total cost of the final remedy, including the pre-remedial design fieldwork, does not exceed $6,000,000.  FPUC has notified Group members that FPUC will oppose any effort by the Group to increase FPUC's share of total remedial costs above 10.5% of the current $6,000,000 cap, since the increased remedial cost is due to the discovery of additional impacted soils on property not owned by FPUC.

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

On September 30, 2003 the estimated remaining costs for consulting and remediation, legal expenses, and other related expenses for the sites ranges from approximately $12 million to $13.2 million. The Company currently has $12 million reserved as an environmental liability; consisting of $5 million for costs already recovered and $7 million accrued for pending future rate relief, that must be authorized by the FPSC. Based on existing information, management believes that all future contamination assessment and remedial costs, legal fees and other related costs will not be in excess of the rate relief granted by the FPSC currently or in the future. The Company has petitioned the FPSC and was granted the right to apply any over earnings in 2003 in the natural gas segment to the environmental liability.

12.

Use of Estimates

Amounts recorded for over earnings are based on estimates of year-end financial results.  These estimates may significantly vary depending on weather, actual results versus budgeted results, and variations in the cost of capital components.

13.

Common Shareholders’ Equity

Additional items impacting Common shareholders’ equity other than income and dividends are the Company’s dividend reinvestment program and the issuance of treasury stock in the amount of approximately $412,000.

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

Financial Condition.

In April 2003, the Company closed an expiring $20 million line of credit (“LOC”). The LOC had a $16.1 million outstanding balance on March 27, 2003, that was repaid using proceeds from the sale of the water division. On March 27, the Company received $19.2 million in cash, along with future consideration valued at $5.7 million, for the water division (for additional information see "Discontinued Operations" in the Notes to Condensed Consolidated Financial Statements). On April 1, 2003 the Company opened a $12 million, three-year line of credit, the current outstanding balance of which is $770,000. The Company reserves $1 million of the LOC to cover expenses for any major storm repairs in its Northwest Florida division. An additional $250,000 of the LOC is reserved for a ‘letter of credit’ insuring propane facilities. Construction expenditures are budgeted at approximately $16 million in 2004 to perform system upgrades. Additional financing of approximately $12 million will be needed in the short term to finance the projected construction. Without additional financing the system upgrades would be deferred. Based on the Company’s current financing structure and business environment it is likely the additional financing will be provided by the issuance of equity. Notes payable, long-term debt and preferred stock on September 30, 2003 comprise 56% of total capitalization, with equity of 44%.  The stronger equity ratio was a result of selling the water assets for a $9.8 million gain net of income taxes.

Net cash flow provided by continuing operating activities decreased from 2002.  Over $2,900,000 in taxes relating to the gain on the sale of the water division was paid in the second quarter.  This was offset by a decrease in accounts receivable of approximately $800,000.  Net cash flow of $98,000 was used by discontinued operations during 2003 as a result of the legal expenses associated with the sale of the water assets. Construction expenditures decreased $5.8 million in 2003, compared to 2002, primarily due to approximately $2 million of additional construction in 2002 relating to the Lake Worth generation project, and a $1.5 million contribution in 2003 from the transportation agreement with the City of Lake Worth.  In 2002 the Company had funds classified as restricted proceeds from the private activity bond acquired in late 2001.  As construction progressed, the balance of these restricted proceeds decreased, and was fully unrestricted in 2003.  Cash from ‘investing activities, other’, decreased due to the reduction in the balance of customer advances for construction.

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

Results of Operations.

In the following discussion, all comparisons are with the corresponding items in the same period of the prior year.

Summary of Gross Profit:	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2003	2002	2003	2002

Electric	$ 3,066	$ 3,106	$ 8,782	$ 8,614
Natural gas	4,240	4,062	15,987	14,036
Propane gas	800	942	3,722	3,383
Total Gross Profit	$ 8,106	$ 8,110	$ 28,491	$ 26,033

Contributing to variations in gross profits are the effects of seasonal weather conditions, the timing of rate increases, and the migration of winter residents and tourists to Florida during the winter season.  The Company actively pursues opportunities to purchase small gas companies to assist in growth with the goal of acquiring at least one propane company a year.

Three Months Ended September 30, 2003, Compared

with Three Months Ended September 30, 2002.

Gross Profit

Natural Gas Service.

Natural gas service gross profit increased $178,000 or 4%.  The increase was due to revenue recorded from previously reserved over earnings that was associated with a $1.5 million early termination fee provided from the renegotiation of a contract with a generation facility and the City of Lake Worth. Due to increased expenses and a decrease in units of gas sold, over earnings of $131,000 was reversed, proportionately increasing gross profit.  The renegotiated contract provided for a reduction in revenues of $114,000 for the third quarter as compared with last year. Overall customers increased by 3% due to normal growth, offset by a decline in usage per customer, possibly caused by the increases in natural gas fuel costs.

Propane Gas Service.

Propane gas gross profit decreased $142,000 or 15% primarily due to refinement of an estimate for propane inventory held at customer premises.  Customers increased by 8% primarily due to the acquisition, and usage per customer increased slightly.

Electric Service.

Electric service gross profit decreased $40,000 or 1%.  Customer growth was up 2% due to normal growth.  This was offset by the decline in usage per customer, resulting in a 5% drop in units sold.   The decline in usage per customer and units sold is attributable to milder weather and cooler temperatures.

Operating Expenses

Expenses increased $605,000 or 9%.  Insurance costs increased $193,000 as a result of higher medical costs and increased premiums for workers’ compensation and general liability.  Other contributing factors to the increase in operating expenses included higher depreciation expense of $125,000, and approximately $67,000 for underground line detection caused by increases in the quantity of locates due to construction related projects.  Administrative and General payroll expense increased by $43,000 and tree trimming expense increased over $34,000 this quarter.  These increases were offset by a slight decrease in other outside services of approximately $20,000.

Interest Charges and Other

Interest income from the environmental account and the allowance for funds used during construction decreased $40,000 and $30,000, respectively.  This was offset by interest income associated with other long-term investments resulting from the sale of water assets.

Nine Months Ended September 30, 2003, Compared

with Nine Months Ended September 30, 2002.

Gross Profit

Natural Gas Service.

Natural gas service gross profit increased $1,951,000 or 14%.  The gross profit increased primarily due to an early termination fee of $ 1.5 million received from the renegotiation of a contract with a generation facility and the City of Lake Worth in late March 2003. The renegotiated contract resulted in reducing year to date revenue by $100,000.  Overall customers increased by 2% due to normal growth, offset by a decline in usage per customer, resulting in a net increase of approximately $400,000. Late fee revenue increased by $100,000.

Propane Gas Service.

Propane gas gross profit increased $339,000 or 10% primarily due to the late 2002 acquisition of Nature Coast and the construction and sale of two storage tanks at a Lake Worth High school, which attributed to $106,000 of the increase.  Also contributing to the increase were increases in late fees and the new assessment of regulatory compliance fees for propane customers began assessing $5 late fee charges and regulatory compliance fees in the first quarter of 2003.  The increases were offset by refinement of an estimate for propane inventory held at customer premises. The number of customers increased by 9% primarily due to the acquisition, and usage per customer increased slightly.

Electric Service.

Electric service gross profit increased $168,000 or 2%.  Customer growth was up 2% due to normal growth.  This was offset by a 3% decline in usage per customer.

Operating Expenses

Expenses increased $2,173,000 or 11%.   Other outside services increased approximately $138,000 primarily due to additional accounting fees related to Sarbanes-Oxley compliance and internal auditing, as well as additional tax related services.  Insurance costs also increased $454,000 as a result of higher medical costs and increased premiums for workers’ compensation and general liability.  Pension expense increased $306,000 due to the decrease in the value of investments held as a result of the stock market decline.  Other contributing factors to the increase in operating expenses included higher depreciation expense of $359,000 and over $182,000 for underground line detection due to increases in the quantity of locates from construction related projects. An increase of $206,000 in maintenance expenses in the first quarter was related to an abandoned construction project for a main insertion failure at Royal Park Bridge in our South Florida natural gas division.   These increases were offset by the collection of an expected bad debt of $172,000 related to the contract with Lake Worth Generation in the first quarter and by an approximate decrease in accruals of $100,000 in environmental expenses as instructed by the FPSC.

Interest Charges and Other

Overall, interest charges and other increased by $349,000.  Merchandise and service profitability decreased approximately $69,000 due to lower sales in 2003.  Other income decreased approximately $111,000 primarily due to an adjustment required by the FPSC reclassifying from interest income to the liability reserve. In 2002, the Company sold non-utility property for a gain of $113,000, further reducing the amount of expense in 2002 compared to 2003.  Interest on the allowance for funds used during construction decreased by $180,000 as a result of completing a generation pipeline in 2002. This was offset by a decrease in interest expense of approximately $178,000 on short-term debt.

Forward Looking

On August 14, 2003 the Company filed a request for rate relief with the FPSC for the electric segment. If approved, rate relief is anticipated to take effect in the second quarter of 2004.  The request includes recovery for recent increases to certain operating expenses, including pension and insurance expenses.  The Company is requesting approximately $4,000,000 in rate relief.  This amount is subject to review by the FPSC, which may not grant the full amount requested.

The Company is planning to file a request for natural gas rate relief with the FPSC in the summer of 2004. The Company will include in the filing recovery of the $7 million for environmental liabilities (included on the balance sheet in other assets, other regulatory assets – environmental), along with recovery of certain expense increases.

Pension expenses are expected to increase from $573,000 in 2003 to $1,060,000 in 2004.

A contract for a natural gas transportation pipeline with the City of Lake Worth signed in late March 2003 will lower revenues in the first quarter of 2004 by $124,000, with no significant change in revenues for the remainder of the year.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

All financial instruments held by the Company, other than the long-term receivable from the sale of the water operations, were entered into for purposes other than for trading.  The Company has market risk exposure only from the potential loss in fair value resulting from reasonably possible changes in interest rates.  The Company has no exposure relating to commodity prices because the Company, under its regulatory jurisdictions, is fully compensated for the actual costs of commodities (primarily natural gas and electricity) used in its operations. Any commodity price increases for propane are passed through monthly to propane customers as the fuel charge portion of their rate. This can be performed due to the competition having similar increases that are customarily passed through to their customers.

The Company’s long term receivable (non-interest bearing) from the sale of the water operations was discounted at 4.34%. A hypothetical 0.5% (50 basis points) increase in the interest rate used would change the current fair value from $5.8 million to $5.7 million.

None of the Company’s gas or electric contracts are accounted for using the fair value method of accounting. While some of the Company’s material contracts meet the definition of a derivative, the Company has designated these contracts as “normal purchases and sales” under SFAS No. 133, “Accounting for Derivatives”.

The Company has no exposure to equity risk, as it does not normally hold equity instruments.  The Company’s exposure to interest rate risk is limited to investments held for environmental costs and the long-term receivable from the sale of water operations. The environmental investments are fixed income debt securities whose carrying amounts are not materially different than fair value. Such investments mature from 2003 to 2004, and are expected to be held to maturity. The Company does not believe it has material market risk exposure related to these instruments.  The indentures governing the Company’s two first mortgage bond series outstanding contain “make-whole” provisions, which are pre-payment penalties that charge for lost interest, which render refinancing impracticable.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Control

There were no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in the paragraph above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Not Applicable

Item 2.

Changes in Securities and Use of Proceeds

Not Applicable

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 4.

Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.

Other Information

Not Applicable

Item 6.

Exhibits and reports on Form 8-K

(a)

Exhibits

10(a)

Employment agreement between Florida Public Utilities Company and John T. English, effective through May 31, 2006.  Employment agreements between Florida Public Utilities Company and Charles L. Stein, Florida Public Utilities Company and Jack R. Brown, and Florida Public Utilities Company and George M. Bachman, effective through May 31, 2006, are essentially identical to the agreement in this exhibit.

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

Reports on Form 8-K:

•

A Form 8-K was filed August 19, 2003, announcing a press release relating to 2nd quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY

(Registrant)

Date: November 14, 2003

By:    /s/ George M Bachman

George M Bachman

Chief Financial Officer (Principal Accounting Officer)

Section 302 certifications are attached as exhibits 31(1) and 31(2). Certifications pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are attached in exhibits 32(1) and 32(2).

#