Form 10-K/A
period 2003-12-31
FLORIDA PUBLIC UTILITIES CO
filed 2004-03-31
CIK 37643

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file Number 1-1055

Florida Public Utilities Company

(Exact name of registrant as specified in its charter)

Florida	59-0539080
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 South Dixie Highway, West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (561) 832-2461

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  [   ]         No     [ X ]

As of June 30, 2003, the aggregate market value of the Registrant’s Common Stock held by non-affiliates (based upon the closing price of the Common Stock on that date on the American Stock Exchange) was approximately $63,767,485.

On March 5, 2004, 3,928,889 shares of the Registrant’s $1.50 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of Florida Public Utilities Company’s Proxy Statement for the May 25, 2004 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I

Item 1.

Business

General

Florida Public Utilities Company ("FPU") was incorporated on March 6, 1924 and reincorporated on April 29, 1925 under the 1925 Florida Corporation Law.  FPU provides natural gas, electricity and propane gas to retail and commercial customers in Florida.  FPU’s regulated segment sells natural gas and electricity to 74,582 customers in Central, Northeast, Northwest and Southern Florida.  FPU’s unregulated segment operates through its wholly owned subsidiary, Flo-Gas Corporation, which sells propane gas to 12,413 customers throughout the State of Florida.  FPU formerly provided water to customers in Fernandina Beach, Florida; however, the water assets were sold in 2003 to the City of Fernandina Beach, Florida.

In 2001, FPU started a proactive process to look for opportunities to purchase small energy related companies, particularly propane gas companies, to assist in its growth.  In 2001, two acquisitions added approximately 7,300 customers and in 2002, one acquisition added approximately 1,200 customers.  The cost of each of these acquisitions was less than 10% of FPU's assets and they provide less than 10% of FPU's revenues and operating income, excluding income taxes.  There were no acquisitions in 2003.

Information about Segments

FPU is organized in three operating and reporting segments: natural gas; electric; and propane gas.  FPU believes that this operating structure is a natural division of its business segments and allows it to maximize synergies within existing operating units.  The following is a brief description of each of FPU's operating segments:

•

Natural Gas- FPU purchases natural gas from the Florida Gas Transmission (FGT) pipeline system and provides natural gas services to customers in Central and South Florida.

•

Electric- FPU purchases electricity from Southern Company and JEA (formerly Jacksonville Electric Authority) and provides electric services to customers in Northwest and Northeast Florida.

•

Propane Gas- FPU purchases propane gas from multiple wholesale suppliers and provides propane gas services to customers in South, Central, West Central and Northeast Florida.

The following table sets forth certain selected financial information for each of FPU's three operating segments:

(For additional information see Segment Information in the Notes to Consolidated Financial Statements.) (dollars in thousands)
	2003	%	2002	%	2001	%
Revenues
Natural gas	$53,610	52	$40,140	45	$44,729	50
Electric	39,519	39	40,930	47	39,050	44
Propane gas	9,594	9	7,391	8	5,399	6
Consolidated	$102,723		$88,461		$89,178

Operating income excluding income tax
Natural gas	$5,190	68	$4,291	55	$3,295	50
Electric	2,249	29	2,980	39	2,893	43
Propane gas	254	3	498	6	431	7
Consolidated	$7,693		$7,769		$6,619

Identifiable assets (1)
Natural gas	$80,924	50	$60,439	40	$55,300	38
Electric	43,476	26	42,557	28	40,609	28
Propane gas	14,348	9	10,288	7	10,728	7
Water division - held for sale	-	-	10,096	7	9,579	7
Common	24,242	15	27,240	18	29,195	20
Consolidated	$162,990		$150,620		$145,411

(1)  Prior periods have been restated to conform to SFAS No. 143 (for additional information, see "Impact of     Recent Accounting Standards" in the Notes to Consolidated Financial Statements).

Description of Business

FPU provides electric, natural gas and propane gas distribution services to Florida consumers.  The natural gas and electric operations are regulated by the Florida Public Service Commission (FPSC); the propane gas operations are not regulated.  FPU operates through five divisions which served the following number of customers as of December 31, 2003: (1) the South Florida division, which provided natural gas to 30,654 customers and propane gas to 6,172 customers in Palm Beach, Martin and Broward Counties; (2) the Central Florida division, which provided natural gas to 16,886 customers and propane gas to 2,617 customers in Lake, Seminole, Orange and Volusia Counties; (3) the Northwest Florida division, which provided electricity to 12,598 customers in Jackson, Calhoun and Liberty Counties; (4) the Northeast Florida division, which  provided electricity to 14,444 customers and propane gas to 1,394 customers in Duval and Nassau Counties; and (5) the Nature Coast division, which provided propane gas to 2,230 customers in Levy, Citrus, Hernando, Marion and Pasco Counties.

FPU formerly also provided water to customers in Nassau County.  On March 27, 2003, FPU sold the assets of its water utility system to the City of Fernandina Beach.  For additional information on this disposition, see "Discontinued Operations" in the Notes to Consolidated Financial Statements.

The economy in which the South Florida division operates relies somewhat on the migration of seasonal residents and tourists during the winter season.  However, small, year-round commercial and residential customers provide some degree of stability, lessening the impact of seasonality in the area.

Seasonal residents and tourists also play a role in the results of the Central Florida division.  However, the I-4 corridor, particularly in Seminole County’s Lake Mary/Heathrow area, is producing a growing number of large business parks, individual corporate buildings and call centers, which may help stabilize results in the Central Florida division.  Volusia County’s economy is dominated by small and privately owned businesses, with the major employers being Progress Energy and Florida Power & Light which own and operate three power plants in the area.

The Northwest division’s growth relies on the economies in Jackson, Calhoun and Liberty Counties.  All three of those counties are dependent upon a variety of agricultural industries mainly involved with timber, peanuts, cotton and beef production.  However, the largest employers within the three counties are the Federal, State and County governments’ correction and rehabilitation centers.  A new 907,000 square foot Family Dollar distribution center will be constructed in 2004.  The construction is scheduled to be complete in late fall with merchandise distribution beginning in January 2005.  There are also a number of smaller industries in the division’s territory.

In the Northeast division, the economy is centered around two large paper mills, Rayonier, Inc. and Jefferson Smurfit Corp.  In 2003, the two large paper mills accounted for 8.9% of the electric segment's total operating revenues and 3.4% of FPU's total operating revenues, as well as 3.9% of the electric segment's total gross profit and 1.2% of FPU's total gross profit.

FPU does not produce energy and is therefore not a generating utility.  As a result, FPU's operations are not currently subject to the extensive environmental regulations applicable to energy producers.  However, FPU is involved in several environmental proceedings related to properties owned by FPU.  See "Contingencies" in the Notes to Consolidated Financial Statements.

Natural Gas

FPU receives all of its supply of natural gas at 13 City Gate Stations connected to Florida Gas Transmission Company's (FGT) pipeline system.  Enron Corporation’s former interest in FGT has been disposed of.  Natural gas is primarily composed of methane, which is a colorless, odorless fuel that burns cleaner than many other traditional fossil fuels.  Odorant, which enables one to readily detect a gas leak, is added by the Interstate Transmission Company and FPU.  Natural gas is one of the most popular forms of energy today.  It is used for heating, cooling, cooking, production of electricity and in many other ways by various industries.  Increasingly, natural gas is being used in combination with other fuels to improve their environmental performance and decrease pollution.

FPU has adequate gate stations in each distribution system to ensure high levels of continuous service to its customers.  The vast majority of the natural gas FPU distributes is purchased in the Gulf Coast region both on-shore and offshore.  FPU has not experienced any supply availability issues or shortages of natural gas in recent history, nor does it expect any shortages in the foreseeable future.  In fact, the U.S. Department of Energy estimates that there is more than a 60-year supply of natural gas reserves (for more information, see web site:http://www.faircount.com/web04/energy/pdfs/power.pdf -page 5).

FGT is the sole natural gas pipeline serving FPU in peninsular Florida and is under the jurisdiction of the Federal Energy Regulatory Commission (FERC).  FPU uses FGT solely as a carrier of natural gas.  All gas supplies for FPU's traditional sales markets are independently procured by FPU using gas marketers and producers.  FPU also transports natural gas for customers who purchase their own gas supplies and arrange for pipeline transportation.

FPU has continued to be in full compliance with the North American Energy Standard Board’s (NAESB) standards.  The NAESB was formed to develop uniform standards for the procurement, scheduling, transmission, invoicing, etc. of energy (natural gas and electricity) throughout the United States.

FPU has gained experience directly contracting for gas supplies with marketers and producers while contracting for transportation services from FGT.  This experience has positioned FPU to be most effective in operating within an unbundled industry environment.  FPU passes all fuel costs and associated savings on to its traditional sales customers.  Additionally, FPU has actively reduced demand charges it pays for the pipeline capacity by "subletting" unused capacity, for short terms, to other shippers on FGT’s system.  FPU believes it is among Florida’s lowest cost suppliers of natural gas.

During 2003, FPU made "off-system sales" of natural gas to customers in areas of Florida not in FPU’s service territory.  The tariff for these sales permits for profit sharing between FPU and its customers.  FPU has ceased its activity in off-system sales due to the risk associated with servicing these customers. Specifically, the natural gas market is in a period of increased price volatility, thus causing general price level increases above what has been historically experienced.  As a result, the return on these off-system sales transactions did not justify the risk associated with carrying significantly higher customer account balances and the potential for bad debt.  FPU continues to maintain the off-system sales service rate schedule in its tariff and may explore opportunities for future sales if they arise.

Factors that affect FPU's natural gas revenues include the rates charged to customers, FPU’s supply cost for natural gas purchased for resale, economic conditions in FPU’s service areas and weather.  The weather can result in higher gas sales per day during the winter period, when gas is  used for heating, as opposed to the summer season.  Although the rules of the FPSC permit FPU to pass through to customers the price incurred for its gas supply, increases in FPU’s rates may cause customers to conserve or to use alternative energy sources.  FPU's current portfolio of customers is reasonably diverse, with the largest customers using natural gas for the generation of electricity.   FPU is not dependent on any single natural gas customer for over ten percent of its total revenue.

FPU provides unbundled gas service to its commercial natural gas customers, providing such customers with the option to purchase their natural gas supplies directly from FPU or from third parties while contracting for transportation services from FPU.   FPU’s operating results are not adversely affected if the customer purchases its gas from FPU or from third parties because actual fuel costs are passed directly to customers and FPU does not profit on fuel sales. FPU officially first offered unbundled services to commercial customers on August 1, 2001.  The FPSC approved various mechanisms that will allow FPU to be reimbursed for the incremental cost of providing unbundled services.

Electric

FPU provides electricity in the Northwest and Northeast divisions to customers in Jackson, Calhoun, Liberty and Nassau Counties in Florida.  Wholesale electricity is purchased from two suppliers, Southern Company and JEA, formerly the Jacksonville Electric Authority.  In 1996, long term fixed price purchased power contracts were executed with both suppliers that will continue through 2007.  Southern Company provides electric power to the Northwest division and JEA provides electric power to the Northeast division.  Less than 1% of FPU's power supply is purchased on an as available basis from a self-generating paper mill located in Fernandina Beach.  These long-term contracts allow FPU to offer customers what it believes are among the lowest consumer electric rates in the State of Florida.

Both the Northwest and Northeast divisions are located in Northern Florida and experience a variety of weather patterns.  Hot summers and cold winters produce electric sales that are not highly seasonal in nature.

No customer of the electric segment represents more than ten percent of FPU’s revenues.

The electric utility industry has not been deregulated in the State of Florida.  All customers within a given service or franchise area purchase from the single electricity provider in that area.

Propane Gas

FPU purchases its supply of propane gas from several different wholesale companies, including Dynegy- Gas Liquids Division, Inergy Propane LLC, Propane Resources, Sea3 of Tampa and Harper Industries.  Propane gas is delivered to Florida by ocean-going barges to seaport terminals in Tampa and Ft. Lauderdale, by railcars and through the Dixie Pipeline terminus at Alma and Albany, Ga. FPU believes that the propane gas supply infrastructure is adequate to meet the needs of the industry in Florida for the foreseeable future.

Propane gas is a non-pollutant and is therefore not as affected by environmental regulations as other petroleum products are.  Propane gas is a hazardous material and as such is subject to strict code enforcement and safety requirements as outlined in the National Fire Protection Association (NFPA) Code 58, Florida Model Building Code, NFPA 54 and various other state and local codes.

As with natural gas, the sales volume of propane gas is affected by the season and the weather.  Florida typically has a tourist season that coincides with the winter months; propane gas sold during that period is affected by tourism and the weather. The propane gas segment's sales volumes and revenues are closely balanced between residential and commercial customers.  Two of the strategies FPU is employing to become less weather dependant are concentrating on the burgeoning forklift propane gas cylinder exchange market and the marketing for propane gas using appliances that are not used for heating air.  FPU believes that water heaters and forklift cylinder exchange accounts are good ways to strive toward becoming less weather reliant.  No customer of the propane gas segment represents more than ten percent of FPU’s sales volume or revenues.

Competition in the propane gas business helps FPU provide its customers with low rates.  The propane gas division competes directly with other propane gas and natural gas suppliers and electric companies.  Major consolidation in the propane gas industry has and will continue to provide FPU with opportunities to expand its market share.  FPU competes on the basis of competitive pricing and customer service.

Regulation

The natural gas and electric segments are highly regulated by the FPSC.  Increases in the operating expenses of the regulated segments may require FPU to request increases in the rates charged to customers.  The FPSC has granted FPU the flexibility of automatically increasing expenses passed on to customers for certain fuel costs.  Other operational expenses, such as pension and medical expenses, require FPU to petition the FPSC for rate increases.  The FPSC is likely to grant rate increases to off-set increased expenditures necessary for business operations.  FPU successfully petitioned for electric rate increases which will become effective March 17, 2004, and anticipates petitioning for natural gas rate increases in 2004.

The FPSC has the authority to regulate FPU's rates, conditions of service, issuance of securities and certain other matters affecting FPU’s natural gas and electric operations.  As a result, FPSC regulation has a significant effect on FPU's results of operations.  The FPSC approves rates that are intended to permit a specified rate of return on investment. FPU’s rate tariffs allow the cost of natural gas and electricity to be passed through to customers.

Franchises

FPU holds franchises in each of the incorporated municipalities where it provides natural gas and electricity.  These franchises generally have terms ranging from 15 to 30 years and terminate on varying dates.  FPU is currently in negotiations with some of the municipalities in which its franchises have lapsed.  FPU continues to provide services to these municipalities and does not anticipate any interruption in its service.

Employees

As of December 31, 2003 FPU had 337 total employees, of which 6 were part time.  Of these employees, 101 were covered under union contracts with two labor unions, the International Brotherhood of Electrical Workers and the International Chemical Workers Union.   FPU believes that its labor relations with its employees are good.

Research Expenditures and Environmental Regulations

Because FPU does not produce energy and is therefore not a generating utility, FPU's operations are not currently subject to the extensive environmental regulations applicable to energy producers.   However, FPU is affected by environmental regulations relating to the cleaning-up of soil contamination on land owned by FPU.  See "Contingencies" in the Notes to Consolidated Financial Statements.

FPU does not engage in research activities.

Competition

Generally, FPU does not face substantial competition with respect to its natural gas and electric services due to the fact that in municipalities and other areas where FPU provides natural gas and electric services, no other utility directly renders such services.  There is, however, competition in these areas among FPU and providers of alternate sources of energy.   FPU's propane gas services are unregulated and therefore subject to competition from other suppliers of propane gas, as well as suppliers of natural gas, electricity and alternative energy sources.  Competition in the propane gas services segment is based primarily on price and customer service.

Available Information

FPU files or furnishes periodic reports including its Form 10-Qs, Form 10-K, and Form 8-Ks, and any amendments thereto, with the Securities and Exchange Commission (the "SEC").  The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information filed electronically with the SEC.  Additional information about FPU may be obtained from FPU’s web site (http://www.fpuc.com).

Item 2.   Properties

FPU owns office and warehouse facilities in Northwest, Northeast, Central, West Central and South Florida which are used for operations and storage by the natural gas, electric, and propane segments.  Additionally, FPU owns various substations, easements and other assets located throughout its service areas which are utilized in its operations.  In the electric segment at December 31, 2003, FPU owned 22 miles of electric transmission lines located in Northeast Florida and 1,053 miles of electric distribution lines located in Northeast and Northwest Florida.  In the natural gas segment, FPU owns natural gas mains that distribute gas through 1,453 miles of gas main located in Central and South Florida.  The propane gas segment is operated by FPU's subsidiary and has bulk storage facilities and tank installations on the customers' premises.

FPU owns a three-story, 28,620 square foot building in West Palm Beach where its headquarters are located.

All of the properties of FPU and the shares of Flo-Gas Corporation, a wholly-owned subsidiary, are subject to a lien collateralizing the funded indebtedness of FPU under its Mortgage Indenture.

Item 3.   Legal Proceedings

Environmental. FPU currently uses or used in the past, in connection with its operations, several contamination sites with respect to which there is now pending or threatened environmental litigation and is in the process of investigating and assessing that litigation;  see "Contingencies" in the Notes to Consolidated Financial Statements.  FPU intends to vigorously defend its rights in this litigation.  FPU has insurance to cover a portion of any losses or expenses incurred as a result of this litigation and plans to apply to the FPSC for rate relief on any uninsured losses or expenses.  FPU believes that the aggregate of all future contamination assessment and remedial costs, legal fees and other related expenses will not exceed the combined sum of any insurance proceeds received and any rate relief granted.

Violet Skipper, PC Buyers, Inc. and Thomas Wade Skipper v. Florida Public Utilities Company, Case No. CL 00-10131-AF, Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida. On October 18, 2000, Plaintiffs sued FPU for damages allegedly resulting from a fire on Plaintiffs' property.  Plaintiffs allege that FPU failed to properly install and/or maintain electric power lines, utility poles and related equipment located on Plaintiffs' land and that FPU's negligence caused a fire that spread to and destroyed a warehouse.  FPU denied Plaintiffs' claims and defended same on the theory that the fire started within the warehouse/office facility and not from its electrical equipment.  Plaintiffs alleged damages in excess of $1,000,000.  The warehouse served as the office for PC Buyers, Inc.   PC Buyers, Inc. was in the business of purchasing surplus vehicles and heavy equipment for resale.  The warehouse contained property waiting to be resold.  Much of this property was destroyed in the fire.  Trial in this matter occurred during the week of December 2, 2003-December 5, 2003.  The jury returned a verdict in favor of FPU, finding no liability on the part of FPU for the fire.  The Court entered a final judgment on the jury's verdict on January 21, 2004.  Plaintiffs had thirty (30) days or until February 20, 2004 to file an appeal of the final judgment. Similarly, FPU had until February 20, 2004 to file a motion to tax costs.  FPU proposed to Plaintiffs that it would waive its right to recover costs and potential attorney fees if Plaintiffs did not pursue an appeal of the final judgment.  FPU received a letter from Plaintiffs' counsel advising that Plaintiffs agreed to waive any right to appeal in exchange for FPU waiving its right to seek attorney’s fees and costs against the Plaintiffs.  On March 29, 2004, Counsel for FPU was informed by the Court’s Clerk that the Court has signed and entered the Dismissal Order.  A copy is in the mail at the present time.  Hence, this matter is closed, with no further appeals.

Glen Simon v. Florida Public Utilities Company, Gapss, Inc. and James Celi, Case No.  CA03-02209 AJ, Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida.  This case arises out of an explosion in the garage of co-Defendant James Celi ("Celi") that allegedly resulted from the negligent installation of a water heater by co-Defendant Gapss, Inc. ("Gapss").  Prior to the explosion, FPU had contracted with Gapss to install a water heater and stand in co-Defendant Celi's garage.  Plaintiff filed his Complaint on February 27, 2003 against FPU, Gapss and Celi.  Plaintiff has voluntarily dismissed FPU from this case without prejudice.  FPU previously asserted a cross-claim against Celi for contribution and a cross-claim against Gapss for contribution, indemnification, and breach of contract.  Celi also asserted a cross-claim against FPU for contribution.  Both FPU and Celi have dismissed their respective cross-claims against each other without prejudice.  FPU will be dismissing its cross-claim against Gapss without prejudice.  Upon the filing of FPU's dismissal of its cross-claim against Gapss, FPU will no longer be a party to this action.

James F. Celi v. Gapss, Inc. a/k/a Gas Appliance Piping Sales & Service, Inc., Case No. 502003CA009110XXONAJ, Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida.  This case arises out of an explosion in Claimant James Celi's ("Celi") garage that allegedly resulted from the negligent installation of a water heater by Gapss, Inc. ("Gapss").  Prior to the explosion, FPU had contracted with Gapss to install a water heater and stand in Celi's garage.  Although Mr. Celi previously indicated he was considering filing a claim against FPU, Mr. Celi has filed a lawsuit against Gapss only on August 25, 2003.  In the event a lawsuit is filed against FPU, FPU intends to vigorously defend against the claim.

Apart from the litigation described above, FPU is also involved with other various claims and litigation incidental to its business.  In the opinion of management, none of these other claims and litigation will have a material adverse effect on FPU's results of operations or its financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for the Registrant’s Common Equity and Related Stockholder Matters

QUARTERLY STOCK PRICES AND DIVIDENDS PAID

FPU's common shares are traded on the American Stock Exchange under the symbol FPU.  The quarterly cash dividends declared and the reported last sale price range per share of FPU common stock for the most recent two years were as follows:

	2003				2002
	Stock Prices			Dividends Declared	Stock Prices			Dividends Declared
Quarter ended	Low	-	High		Low	-	High
March 31	$ 13.90 - $ 15.45			$ 0.1425	$ 13.01 - $ 15.56			$ 0.1388
June 30	14.45 - 17.05			0.1475	13.67 - 16.05			0.1425
September 30	14.85 - 18.00			0.1475	11.80 - 14.55			0.1425
December 31	15.00 - 16.34			0.1475	12.10 - 15.30			0.1425

On February 24, 2004, there were approximately 2,724 holders of record of FPU’s Common Stock.

It is FPU's intent to continue to pay quarterly dividends for the foreseeable future.  Dividend policy is reviewed on an ongoing basis by FPU’s Board of Directors and is dependent upon FPU's future earnings, cash flow, financial condition, capital requirements and other factors.

FPU’s Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends.  At December 31, 2003, approximately $4.3 million  of retained earnings were free of such restriction and therefore available for the payment of dividends.

FPU has an Employee Stock Purchase Plan (see Notes to Financial Statements) but does not presently have any stock option or restricted stock plans.

Item 6.

Selected Financial Data

(dollars in thousands, except per share data)

Years Ended December 31,	2003	2002		2001		2000	1999

Revenues	$102,723	$88,461		$89,178	(2)	$81,954	$71,697
Gross profit	37,733	34,929		29,940		28,463	27,048
Income from continuing operations	2,522	2,761	(1)	2,456		2,665	3,043	(1)
Income from discontinued operations	9,901	602		596		623	486
Net income	12,423	3,363	(1)	3,052		3,288	3,529	(1)
Earnings per common share (basic & diluted): Continuing operations	0.64	0.70	(1)	0.64		0.70	0.76	(1)
Discontinued operations	2.53	0.16		0.16		0.17	0.12
Total	3.17	0.86	(1)	0.80		0.87	0.88	(1)
Dividends declared per common share	0.59	0.57		0.55		0.53	0.50

Total assets (3)	162,990	150,620		145,411	(2)	114,009	101,147
Utility plant – net (3)	108,342	103,752		93,510	(2)	80,227	75,774
Current debt	2,278	19,183		20,430		17,900	13,000
Long-term debt	52,500	52,500		52,500		23,500	23,500
Common shareholders' equity	41,463	30,883		29,329		27,510	25,866

Notes to the Selected Financial Data:

(1) 2002 and 1999 include gains after income taxes from the sale of non-utility real property of $70, or $0.02 per share (2002), and $83, or $0.02 per share (1999).

(2) The acquisitions in late 2001 added approximately $10,700 to Total assets and $3,975 to Utility plant – net.  Revenue recorded in 2001 from the acquisitions was approximately $326.

(3) The Total assets and Utility plant - net for prior periods has been restated to conform to SFAS No. 143, "Accounting for Asset Retirement Obligations." (for additional information see "Impact of Recent Accounting Standards" in the Notes to Consolidated Financial Statements).

On December 3, 2002, FPU entered into an agreement to sell the assets of its water utility system to the City of Fernandina Beach.  The transaction closed on March 27, 2003 (for additional information see "Discontinued Operations" in the Notes to Consolidated Financial Statements). Revenues, Gross profit and Utility plant-net do not include discontinued operations

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.  In the following discussion, all comparisons are with the corresponding items in the prior year.

Forward-Looking Statements

This report and the documents incorporated by referenced herein contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. "Forward-looking" statements are any statements that are not based on historical information.  Statements other than statements of historical facts included in this report, including, without limitation, statements regarding FPU’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are ‘‘forward-looking’’ statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as ‘‘may," ‘‘will,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘believe,’’ ‘‘seek,’’ ‘‘estimate’’ or ‘‘continue’’ or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and FPU can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or ‘‘cautionary statements,’’ include, but are not limited to, weather conditions, changes in laws or regulations, changes in the market environment, restrictions on FPU's ability to raise capital on favorable terms, any direct or indirect effects of terrorist threats and activities, FPU's successfully petitioning for and receiving rate increases, FPU's ability to identify attractive acquisition opportunities at favorable prices and to successfully and timely complete and integrate them.

Overview

FPU is organized into two regulated business segments, natural gas and electric, and one non-regulated business segment, propane gas.

FPU’s two regulated business segments are regulated by the Florida Public Service Commission ("FPSC").  As part of this regulation, the FPSC set the rates FPU is permitted to charge to its customers.  The rates approved by the FPSC allow FPU a specified rate of return on its regulated investment and to pass through to its customers changes in the costs of its gas and electricity and, in some cases, certain of FPU’s overhead costs.  The FPSC previously viewed FPU as operating three distinct regulated entities: (i) Northwest Florida electric, (ii) Northeast Florida electric and (iii) natural gas, which includes Palm Beach County and the Sanford and DeLand area in Central Florida.  Accordingly, the FPSC formerly required that FPU file three separate rate cases with the FPSC in order to recover through rate relief the effects of inflation and construction expenditures for all such entities.

On August 14, 2003, FPU filed for electric rate increases and petitioned to consolidate the two electric entities into one.   The request included recovery for recent increases to certain operating expenses, including pension and insurance expenses, of approximately $4.0 million. FPU went before the FPSC on February 18, 2004, at which time the FPSC granted the petition to consolidate the rate cases on a going forward basis and granted a $1.8 million increase in revenue.  The effective date for the increase was March 17, 2004.

FPU is planning to file a request for natural gas rate relief with the FPSC in the summer of 2004. FPU will include in the filing recovery of $9.0 million for environmental liabilities (included on the balance sheet in other assets, other regulatory assets – environmental), along with recovery of certain expense increases.  In addition, FPU has requested approval from the FPSC for inclusion in the rate base of the goodwill and intangible assets associated with its acquisition of Atlantic Utilities.  The FPSC has not ruled on the appropriate treatment of the goodwill and intangible assets and has requested that FPU re-address this issue in the filing for natural gas rate relief in 2004.

Prior to these rate increases, FPU last received rate increases for the Northwest Florida electric division in February 1994, for the Northeast Florida electric division in November 1989 and for the natural gas segment in May 1995.

On March 27, 2003,  FPU sold certain assets comprising its former water utility system to the City of Fernandina Beach ("City").  The City paid FPU $19.2 million in cash at closing and agreed to pay future consideration of approximately $7.4 million to be paid in annual installments until February 15, 2010.  The net proceeds from the sale received at closing were used to pay down short-term bank debt.  FPU recognized and recorded the present value of the long-term receivable of $5.7 million, using a discount rate of 4.34%. The long-term receivable has been subsequently increased to recognize interest income of approximately $190,000. The fair value of the consideration is approximately $25.0 million.  The gain on the disposal of discontinued operations, including the income from discontinued operations for the first quarter of 2003, was $15.8 million, or $9.9 million after tax, and has subsequently been adjusted to $15.9 million, or $9.9 million after tax, due to adjustments to sales related expenses that were previously estimated.  The assets of the water segment amount to approximately $10.2 million, or less than 10% of FPU’s assets including water. For the year ended December 31, 2002, the water segment’s operating income before income taxes was approximately 12% of total operating income before income taxes.

FPU’s strategy is to concentrate on developing stronger relationships with its customers, including builders and developers.  FPU is positioning itself as a total energy company, not just a supplier of electricity or gas. Included in the strategy is a plan to increase the rate of future growth by concentrating on increasing customers and territory coverage using improved marketing programs, along with acquiring small energy related companies, particularly propane gas companies.  In 2001, two acquisitions added approximately 7,300 customers.  During 2002, FPU made another acquisition comprising less than 10% of its assets, which added approximately 1,200 customers.  The cost of each of these acquisitions was less than 10% of FPU’s assets and they provide less than 10% of FPU’s revenues and operating income excluding income taxes.

Pension expenses are projected to continue increasing into 2004 and 2005.  Current actuarial estimates show pension expense increasing by approximately $487,000 in 2004 over 2003.  FPU allocates its pension and other overhead expenses across its three operating segments.  The 2004 expenses relating to natural gas and electricity should be recovered in the rate proceedings with the FPSC, although further increases in 2005 and thereafter would require future rate increase requests to be filed with the FPSC.  Recovery of the expense allocated to the propane gas segment will depend on current market conditions in the propane industry.  Provided the increases experienced are industry-wide, FPU anticipates the ability to increase rates to recover the expenses while remaining competitive.

Recent industry events along with the threat of terrorism and continued increases in medical costs have resulted in increased insurance expenses. In 2003, medical insurance costs increased approximately $256,000.  Liability insurance, including workers’ compensation, increased approximately $451,000.  These costs are expected to remain at this level in 2004 and will most likely increase in 2005. FPU made revisions to its medical plan and is seeking rate relief in both the natural gas and electric segments to recover a majority of the effect of the plan on operating income. Future insurance increases may require additional rate increase requests to be filed with the FPSC.

RESULTS OF OPERATIONS

Discussion of Operating Results:

Please note that water has been excluded from operating results and is classified as discontinued operations.  See "Discontinued Operations" in the Notes to Consolidated Financial Statements for additional information.

Gross Profit

Gross profit is defined as gross operating revenues less fuel costs, conservation and unbundling costs, and taxes based on revenues that are passed through to customers.  FPU  believes that gross profit provides a more meaningful basis for evaluating utility operations than gross operating revenues because fuel, conservation and unbundling costs along with taxes passed through to customers have no effect on results of operations and fluctuations in such costs distort the relationship of gross operating revenues between periods.  Gross profit is the net revenue retained by FPU for operating purposes.

Gross Profits
(dollars in thousands)	Year Ended December 31,
	2003	2002	2001
Natural gas	$21,147	$19,058	$15,854
Electric	11,532	11,279	10,980
Propane gas	5,054	4,592	3,106

Contributing to variations in gross profit are the effects of seasonal weather conditions, the timing of rate increases, acquisitions and the migration of winter residents and tourists to Florida during the winter season.

Natural Gas

Natural gas gross profit increased $2.1 million, or 11%, in 2003.  Gross profit increased primarily due to a non-recurring early termination fee of $1.5 million received from Lake Worth Generation LLC for the cancellation of a contract in late March 2003. FPU negotiated a new contract with the City of Lake Worth which resulted in a reduction of annual revenue by $231,000 compared to the previous contract. Approximately $300,000 of the increase in gross profit was attributable to an increase in residential and commercial customer sales.  Overall, average customers increased in 2003 by 3% due to normal growth, although this was offset by a decrease in usage per customer, most likely due to milder weather and a higher costs of gas.  Revenue associated with FPU’s area expansion program added $87,000, relating to carrying charges for construction charges that are due from customers. Late fee revenue increased by $120,000.

Natural gas gross profit increased $3.2 million, or 20%, in 2002, primarily due to FPU’s acquisition of a natural gas company and a pipeline contract with a Lake Worth generation facility that added over $1.1 million of gross profit.  Transportation sales increased $800,000 in 2002, primarily due to a new ‘unbundling’ program that allows commercial customers to purchase their own natural gas.  As a result, FPU added 184 new transportation customers, an increase of over 200%.  However, these increases were primarily attributable to commercial customers transferring to transportation service, and were offset by fewer commercial customers and lower sales. Revenue also increased by over $500,000 due to late payment fees and charges for reconnecting services.  Overall, average customers increased 12% and units sold increased 3%, both due to the acquisitions and normal growth.  The increases in units sold from normal growth and acquisitions were offset by decreases in units sold per customer.

Electric

Electric gross profit increased $253,000, or 2%, in 2003, primarily due to an increase in late fees of $226,000.  Gross profits improved despite a decrease in revenues of  $1.4 million, or 3%, in 2003.  The decrease in revenues was due to a decrease in the costs of fuel, which are typically passed on to customers.  Customer growth was up 2% due to normal growth.  This growth was offset by a 4% decline in usage per customer most likely due to milder weather.

Electric gross profit increased  $299,000 in 2002.  This was attributed to average customer growth of 2% along with a 5% increase in units sold (excluding General Service Large Demand (GSLD) customers).  GSLD customers are commercial or industrial customers who pay on both usage and demand due to the higher service requirements.  Higher units sold per customer along with the growth in customers contributed to a 5% increase in sales in 2002.  This increase was offset by a $30,000 reduction in gross profit due a recording of potential over earnings in 2002.  The 2002 earnings were subject to review by the FPSC, and in 2003, the FPSC granted FPU permission to use the over earnings to increase its storm damage reserves.

Propane Gas

Propane gas gross profit increased $462,000, or 10%, in 2003 primarily due to the acquisition of a propane gas company in late 2002 and the construction and sale of two storage tanks at a Lake Worth high school, which attributed to $106,000 of the increase.  An increase in late fees and the assessment of regulatory compliance fees beginning in the first quarter of 2003 for propane gas customers also contributed to the increase.  These increases were offset by refinement of an estimate for propane gas inventory held at customer premises in the third quarter. In addition, the gross profit per unit sold decreased as FPU elected to reduce the profit margin for some customers in an effort to remain competitive.  The number of customers increased by 8% primarily due to the acquisition, and usage per customer increased.

Propane gas gross profit increased in 2002 by $1.5 million, or 48%, primarily due to two acquisitions. Average customers increased by 36% and units sold increased 57%.  Revenues increased due to colder weather in December 2002.

Operating Expenses (excluding income taxes)

Operating expenses, which include ‘Operations’ and ‘Taxes other than income taxes’, exclude fuel costs, conservation and unbundling costs, and taxes based on revenues that are passed through to customers.  These expenses have no effect on results of operations as they are passed on through revenue and fluctuations in such costs distort the relationship of operating expenses between periods.  These costs are grouped on a separate line of the income statement as ‘Cost of fuel and taxes based on revenues’.

Operating Expenses (excluding income taxes)
(dollars in thousands)	Year Ended December 31,
	2003	2002	2001
Natural gas	$15,957	$ 14,767	$ 12,559
Electric	9,283	8,299	8,087
Propane gas	4,800	4,094	2,675

Natural Gas

Natural gas operating expenses, excluding income taxes, increased $1.2 million, or 8%, in 2003.  Administrative expenses increased $668,000 and are discussed separately in the administrative expenses section.  Other operating expense increased $337,000, partially due to an increase in underground natural gas line location expense of $175,000 that was caused by an increase in the quantity of natural gas line locations performed due to construction related projects.  Other contributing factors to the increase include higher depreciation expense of $278,000 and an increase of $206,000 in maintenance expenses in the first quarter related to an abandoned construction project for a main insertion failure at Royal Park Bridge in South Florida.  These increases were offset by the collection of an expected bad debt of $172,000 related to the contract with Lake Worth Generation in the first quarter of 2003.

Natural gas operating expenses, excluding income taxes, increased $2.2 million, or 18%, in 2002.  Administrative expenses increased $713,000 and are discussed separately in the administrative expenses section. The increase in 2002 was also caused by an increase in customer administration expenses due to higher bad debt expense and payroll.   FPU increased collection efforts to reduce bad debt expense by focusing on collections and the adequacy of deposits.  Distribution expenses also increased because of more line locations and an increase in the cost per location by the contractor.  Other factors contributing to the increase for 2002 are increased depreciation expense of $333,000 and increased taxes other than income taxes (mainly consisting of payroll and property taxes) of $151,000, both primarily attributable to an asset acquisition in 2001.

Electric

Electric operating expenses, excluding income taxes, increased $984,000, or 12%, in 2003.  Administrative costs, discussed below in more detail, increased $376,000.  Customer Accounts expense increased $141,000, due mostly to uncollectible accounts of $39,000 and temporary staffing of $37,000.  Depreciation and maintenance expenses increased $229,000 and $79,000, respectively, due to increases in plant assets.

Electric operating expenses, excluding income taxes, increased $212,000, or 3%, in 2002.  Administrative costs, discussed below in more detail, increased $393,000. Maintenance expenses decreased $272,000, primarily due to additional expense for substation work, transmission line access work and overhead line balancing in the prior year.

Propane Gas

Propane gas operating expenses, excluding income taxes, increased $706,000, or 17%,  in 2003.  Administrative expenses, discussed below, increased $321,000, and other operating expenses increased $275,000 primarily due to the acquisition of a company in late 2002.  Depreciation expense also increased $71,000 due to increases in plant assets.

Propane gas operating expenses, excluding income taxes, increased $1.4 million, or 53%, in 2002.  Administrative expenses, discussed below, increased $213,000, payroll for operating and maintenance expenses increased $805,000 and depreciation expense increased $114,000.   The increases in payroll for operating and maintenance expenses and depreciation expense were caused primarily by acquisitions of propane gas companies in 2001 and 2002.

Administrative Expenses

Administrative expenses increased $1.4 million, or 25%, in 2003.  This increase was primarily caused by an increase in insurance expense of $451,000 caused by higher medical costs and increased premiums for worker’s compensation and general liability.  The increase in premiums resulted from increased payroll and higher insurance rates.  Pension expense increased $586,000 primarily as a result of the overall impact from the stock market decreases in 2001 and 2002.  Additionally, other outside services increased approximately $191,000 mostly due to Sarbanes-Oxley compliance, which required increased accounting related services, including internal auditing services to evaluate and improve FPU’s procedures and internal controls.  FPU also began utilizing additional outside tax related services in 2003.

Administrative expenses for 2002 increased $1.3 million, or 31%.  Increased claims for general liability and medical self-insurance resulted in increased expenses of $248,000 and $273,000, respectively. Workers’ compensation expense also increased $207,000 as a result of increased payroll and slightly higher rates. Pension expense increased $83,000 primarily as a result of the overall decline in the stock market.  Insurance premiums also increased $105,000, primarily in the latter part of 2002, contributing to the overall administrative expense increase.  In addition, outside services increased as a result of a new internal audit program to help FPU meet the requirements of the Sarbanes-Oxley Act.  This new program increased expenses for the year by $46,000.  Other increases in outside services relating to accounting fees accounted for an additional increase of $39,000.  Miscellaneous administrative expenses increased as a direct result of expensing $118,000 of costs associated with a stock offering that was not consummated.

Interest Charges and Other

Interest Charges

Interest charges consist of interest on bonds, short-term borrowings and customer deposits.  In 2003, total interest charges decreased $25,000.  Interest on short-term borrowings decreased $249,000, as a result of the decrease in notes payable, offset by a decrease in interest on the allowance for funds used during construction of $180,000 as a result of completing a generation pipeline in 2002.

Interest on long-term debt in 2002 increased $1.3 million due to two additional bonds issued in September and November of 2001 totaling $29.0 million.  The bonds were primarily used to finance acquisitions, fund a major Lake Worth Generation pipeline project and to reduce FPU’s short-term debt.  The offsetting decrease in short-term debt interest charges was $502,000.

Other

Other consists of income and expense from FPU’s merchandise and services, gains or losses on disposal of property and other miscellaneous income or deductions.  FPU’s merchandise and services activities include the sale of merchandise, installation and other contract work.  Merchandise and service profitability decreased approximately $114,000 in 2003 due to changes in marketing personnel that resulted in decreased focus on merchandise sales and product knowledge.  Other income decreased approximately $196,000, $112,000 of which was due to an adjustment required by the FPSC reclassifying interest income to the liability reserve. In 2002, FPU sold non-utility property for a gain of $112,000, further reducing the amount of expense in 2002 compared to 2003.

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

As discussed previously, FPU sold substantially all of the assets of its water division to the City of Fernandina Beach on March 27, 2003.  The sale was made pursuant to a "threat of condemnation" during the fourth quarter of 2002.  FPU has elected (for tax purposes) to defer the gain on the sale of the assets pursuant to Code Section 1033 of the Internal Revenue Code of 1986 (IRC).  Section 1033 allows nonrecognition of gain if property is disposed as a result of threat of condemnation and property that is similar or related in service or use is purchased to replace the property disposed.  To qualify, the replacement property must be purchased within the replacement period which begins on the earlier of date of disposition (March 27, 2003) or date of threat of condemnation (December 31, 2002) and ending two years after the close of the year of sale (December 31, 2005).  For real property, the replacement period is extended to three years (December 31, 2006).  FPU intends to purchase property that is similar or related in service or use within the replacement period.  In the first, second and third quarter, the related deferred tax liability was included in current taxes.  As of year end, it is included in deferred taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

Portions of FPU's business are seasonal, and accordingly, short-term debt is used to meet working capital requirements primarily during periods of lower sales.  FPU also borrows under lines of credit to finance portions of its capital expenditures and acquisitions, pending refinancing at a later date through the issuance of equity or long-term debt, depending upon prevailing market conditions.

On March 27, 2003, FPU received $19.2 million in cash, along with future consideration valued at $5.7 million discounted to present value for the sale of its water division (for additional information see "Discontinued Operations" in the Notes to Consolidated Financial Statements).

In April 2003, FPU retired an expiring $20.0 million line of credit.  The line of credit had a $16.1 million outstanding balance on March 27, 2003, that was repaid using proceeds from the sale of the water division.

On April 1, 2003, FPU obtained a new $12.0 million, thirty-nine month line of credit ("LOC") that matures on June 30, 2006.  As of December 31, 2003, the outstanding balance on the LOC is $2.3 million. FPU reserves $1.0 million of the LOC to cover expenses for any major storm repairs in its Northwest Florida division. An additional $250,000 of the LOC is reserved for a ‘letter of credit’ insuring propane facilities.  The lower credit line and change of banks resulted from a more restrictive banking environment in 2003, as compared to 2000 when the expiring credit line was established. Due to the current business environment, FPU will not be as leveraged in 2003 as it was in the prior three years.  Notes payable, long-term debt and preferred stock on December 31, 2003 comprised 57% of total capitalization, with common stock equity of 43%, whereas such securities comprised 70% of total capitalization with 30% of common stock equity as of December 31, 2002.  The stronger equity ratio was a result of the sale of the water assets for a $9.9 million gain, net of income taxes.

Construction expenditures are budgeted at approximately $15.0 million in 2004, which will include system upgrades to electric facilities. In 2003, $9.7 million was spent on construction that related mostly to system expansions and replacements. The amount was lower than the $14.1 million spent in 2002 primarily due to a $1.5 million contribution received in 2003 due to the early termination of a contract with Lake Worth Generation, LLC which, for accounting purposes, was treated as a reduction in construction expenditures, and approximately $2.0 million of additional construction in 2002 relating to the Lake Worth generation project.  In 2001, $13.4 million of capital expenditures included $3.1 million to begin construction of the gas line to the generation facility.  FPU currently has no material commitments for construction expenditures.

Additional financing of approximately $12.0 million will be needed to finance projected construction in 2004. Without additional financing, the system upgrades would be deferred. Based on FPU’s current financing structure and business environment, it is likely the additional financing will be provided by the issuance of equity in 2004.  This disclosure does not constitute an offer of any securities of FPU for sale.  FPU anticipates capital expenditure requirements for 2005 of $11.8 million.  The equity issuance expected in 2004, along with the capital resulting from normal operations, will be sufficient to fund these expenditures.

Net cash flow provided by continuing operating activities decreased slightly from 2002.  Fluctuations in the discontinued operations income, deferred income taxes, and accounts payable were mostly related to the sale of the water division.  In 2002, FPU had funds classified as restricted proceeds from the private activity bond acquired in late 2001.  As construction progressed, the balance of these restricted proceeds decreased, and was fully unrestricted in 2003.

On July 1, 2002, FPU affected a four-for-three stock split to the record holders of June 14, 2002 in the form of a stock dividend.  All information related to the Common Stock has been restated to reflect the stock split.

Long-term debt has sinking fund payments that begin in 2008.  Lines of credit are generally for three years and are renewed at that time.

Discontinued Operations

Water Service

On March 27, 2003,  FPU sold certain assets comprising its former water utility system to the City of Fernandina Beach ("City").  The City paid FPU $19.2 million in cash at closing and agreed to pay future consideration of approximately $7.4 million to be paid in installments summarized below until February 15, 2010.  The net proceeds from the sale received at closing were used to repay the outstanding balances of notes payable to a bank.  FPU recognized and recorded the present value of the long-term receivable of $5.7 million, using a discount rate of 4.34%. The long-term receivable has been subsequently increased to recognize interest income of $190,000. The fair value of the consideration is approximately $25.0 million. The gain on the disposal of discontinued operations, including the income from discontinued operations for the first quarter of 2003, was $15.8 million, or $9.9 million after tax, and has subsequently been adjusted to $15.9 million, or $9.9 million after tax, due to adjustments to sales related expenses that were previously estimated.  The assets of the water segment amount to approximately $10.2 million, or less than 10% of FPU’s assets including water.

The accompanying consolidated financial statements have been restated for all periods presented for the discontinued operations of the water division. FPU did not cease recording depreciation expense due to regulatory requirements and continued to record depreciation through the sale date of March 27, 2003. The total net plant amounted to approximately $9.7 million, and the net assets less liabilities amounted to approximately $8.9 million at the date of sale. The assets and liabilities of the water division have been included in current assets and current liabilities as of December 31, 2002, as assets and liabilities held for sale.

Estimated Annual Future Value of Consideration due from the City for years following December 31, 2003 are as follows (dollars in thousands):

	Estimated Timing of Payments	Present Value of Long Term Receivable
2004	$245	$244
2005	371	353
2006	375	342
2007	375	328
2008	375	314
2009	375	300
2010	5,250	4,025
Total	$7,366	$5,906

Results of discontinued operations were as follows:

Results of Water Division	Year Ended December 31,
(dollars in thousands):	2003	2002
Revenues	$679	$3,116

Gross profit	651	2,983

Income from discontinued operations before income taxes	149	908
Income taxes	(16)	(306)
Income from discontinued operations	$133	$602

The major balance sheet classes included in assets and liabilities of discontinued operations in the Consolidated Balance Sheets, as of December 31, 2002, are as follows:

Major Balance Sheet Classes - Water Division (dollars in thousands):	December 31, 2002
Assets
Utility plant, net	$ 9,782
Current assets	396
Total	$ 10,178

Liabilities
Current liabilities	$ 15
Customer advances for construction	1,257
Total	$ 1,272

Acquisitions

In October 2001, FPU acquired Z-Gas Company, Inc., a propane gas service distribution company, in a stock for stock transaction valued at approximately $600,000. The acquisition added about 1,000 customers to the propane gas operation in the Northeast Florida division.

In December 2001, FPU acquired certain net assets of Atlantic Utilities, the Florida operation of Southern Union Company in a cash transaction valued at approximately $10.0 million. Atlantic Utilities served about 4,400 natural gas customers in New Smyrna Beach and about 1,900 propane gas customers in Central and South Florida.

The excess of the consideration paid over the estimated fair value, or the depreciated original cost for regulated entities, of net assets including intangibles acquired in both the Atlantic Utilities and Z-Gas acquisitions, was approximately $3.1 million.  This was recorded as goodwill and in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, is not being amortized.  The natural gas portion of this amount is approximately $1.5 million.

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

The following unaudited pro forma information combines the consolidated results of operations of FPU with those of Z-Gas and Atlantic Utilities as if these acquisitions had occurred at the beginning of 2001. The pro forma results are not necessarily an indication of the results that would have been achieved had the transactions been consummated as of the date indicated, or of the results that may be achieved in the future. The 2001 information includes actual amounts for November and December information for the results of Z-Gas and December 15-31 information for the results of Atlantic Utilities.  The income statement for 2002 includes all the effects from these two acquisitions and no pro forma adjustments are necessary.

Pro Forma Results
(dollars in thousands except for per share data) Years ended December 31,
2001
Revenues	$ 95,096
Cost of fuel and taxes based on revenues	62,560
Gross Profit	32,536
Operating Income from continuing operations	6,507
Income from continuing operations	3,204
Earnings for Common Stock from continuing operations	3,175
Average Shares Outstanding	3,837,251
Earnings per Common Share from continuing operations	$ .82

In November 2002, FPU acquired Nature Coast Utilities, a propane gas service distribution company, in a cash for stock transaction valued at approximately $740,000.  The acquisition added about 1,200 customers to FPU’s Nature Coast division located in West Central Florida.

The excess of the consideration paid over the fair value of assets acquired and liabilities assumed associated with this acquisition resulted in goodwill of approximately $223,000 and in accordance with SFAS No. 142, it is not being amortized. In 2003, subsequent acquisition adjustments have increased the goodwill to $240,000.  There are no other intangible assets identified with this acquisition.

For additional information concerning these acquisitions, see "Acquisitions" in Notes to Consolidated Financial Statements.

Goodwill and Intangible Assets

Effective January 1, 2002, FPU adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this statement, the amortization of goodwill is no longer permitted and intangible assets with an indefinite life will not be amortized.  The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired.  The reporting segments subject to impairment testing are propane gas and natural gas.

Intangible assets associated with FPU’s acquisitions have been identified and are shown as separate line items on the balance sheet.  Balances as of December 31, 2001 have been reclassified to conform to this presentation.  The intangibles subject to amortization over a five-year period are non-compete agreements totaling $35,000.  The related amortization of $14,162 is included in the net intangible on the balance sheet.  The remaining intangibles identified are customer distribution rights of $1.9 million and customer relationships of $900,000, both of which have indefinite lives and are not subject to amortization.

All goodwill relates to the natural and propane gas acquisitions and accordingly, there is no amortization of goodwill reported in the accompanying consolidated financial statements. Goodwill is $1.5 million in the natural gas segment and $1.9 million in the propane gas segment. The initial test for goodwill impairment was performed for the reporting segments as of January 1, 2002 and the test results showed no impairment for either operating segment.  A subsequent impairment test was performed as of January 1, 2003 and showed no impairment for either reporting segment.

Off-Balance Sheet Arrangements

FPU does not use off-balance sheet financing, have minority interests in businesses, engage in energy trading activities, or make loans or guarantee loans to executives or directors.  All debt of FPU is reflected on the balance sheet.

Bond Related Issues

FPU's 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property.  At December 31, 2003, such calculation would permit the issuance of approximately $27.0 million of additional bonds.

FPU issued its First Mortgage Bond 6.85% Series due 2031 on September 27, 2001, in the aggregate principal amount of $15.0 million as security for the 6.85% Secured Insured Quarterly Notes, due October 1, 2031 (IQ Notes).  Interest on the pledged bond accrues at the rate of 6.85% per annum payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and payable initially on January 1, 2002.  The pledged bond constitutes the Fourteenth Series of FPU's First Mortgage Bonds.

FPU issued $14.0 million of Palm Beach County municipal bonds (Industrial Development Revenue Bonds) on November 14, 2001 to finance development in the area.  The bond proceeds were restricted and held in trust until FPU incurred construction expenditures in the county.  Funds were drawn after each month’s construction expenditures. On December 31, 2002, the restricted funds were fully utilized for construction financing and no balance remained.

FPU had approval from the FPSC to issue and sell and/or exchange an additional $67.0 million in any combination of long-term debt, short-term notes and equity securities and/or to assume liabilities or obligations as guarantor, endorser or surety, during 2003. FPU received this approval on November 25, 2002. FPU has current approval from the FPSC to issue and sell and/or exchange an additional amount of $30.0 million in any combination of long-term debt, short-term notes and equity securities and/or to assume liabilities or obligations as guarantor, endorser or surety, during calendar year 2004.  FPU received this approval on November 12, 2003.

Contractual Obligations	Payments due by period (dollars in thousands):
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$ 52,500	$ -	$ -	$ -	$ 52,500
Operating Lease Obligations	96	48	43	5	-
Gas Purchase Obligations	55,527	18,789	14,779	9,840	12,119
Electric Purchase Obligations	33	7	13	13	-
Other Purchase Obligations	356	190	162	4	-
Total	$108,512	$ 19,034	$ 14,997	$ 9,862	$ 64,619

Impact of Recent Accounting Standards

Financial Accounting Standard No. 143

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires that the fair value of an asset retirement obligation be recognized at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  SFAS No. 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, be removed from a company’s accumulated depreciation reserve. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  FPU adopted the provisions of the Statement as of January 1, 2003, as prescribed by the FPSC.  Under FPSC guidelines, the estimated cost of removal expenses for normal retirements related to regulated fixed assets were reserved through the depreciation expense and accumulated reserves. This was disclosed in a footnote until December 31, 2003, when FPU also reclassified the estimated cost of removal from accumulated depreciation to a regulatory liability for the obligation.  The estimated value of the reserve that has been accumulated for future cost of removal as of December 31, 2003 and 2002 was approximately $6.1 million and $5.8 million, respectively.  All prior period amounts have been restated to conform to the current year presentation.

Financial Accounting Standard No. 149

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  This statement clarifies the circumstances under which a contract with an initial net investment becomes a derivative, and clarifies when a derivative contains a financing component.  As FPU has designated all material contracts meeting the definition of possible derivative instruments as "normal purchases and sales" under SFAS No. 133, "Accounting for Derivatives", this statement had no impact on the current financial statements issued by FPU but could impact future financial statements.

Financial Accounting Standard No. 150

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 had no impact on current financial instruments issued by FPU, but could impact future financial instruments issued by FPU.

OTHER

Critical Accounting Policies and Estimates

Rate Regulated Basis of Accounting - FPU prepares its financial statements in accordance with the provisions of SFAS No. 71 – "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71) and it is FPU’s most critical accounting policy. In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation.  As a result, a regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate making process, there will be a corresponding increase or decrease in revenues. SFAS No. 71 does not apply to the unregulated propane gas operations.

Use of Estimates - Inherent in the accounting process is the use of estimates when preparing financial statements in accordance with accounting principles generally accepted in the United States of America.  Actual results could differ from these estimates.  FPU uses estimates in the preparation of its financial statements including the accrual for pensions, environmental liabilities, and uninsured liability claims.  An actuary calculates the estimated pension liability in accordance with FASB 87.  Environmental liabilities are subject to certain unknown future events.  FPU is self-insured for the first $250,000 of each general and auto liability claim and therefore accrues for estimated losses occurring from both asserted and unasserted claims.  The estimate for unasserted claims arising from unreported incidents is based on an analysis of historical claims data and judgment.  FPU became fully insured for medical in December 2003 and will no longer require accrual of estimated claims.  Management believes that the accruals for potential liabilities are adequate.

Revenue Recognition – FPU bills utility customers on a monthly cycle basis; however, the billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. FPU accrues estimated revenue for gas and electric customers not yet billed during the accounting period. Determination of unbilled revenue relies on the use of estimates, fuel purchases, and historical data.

Effects of Inflation - FPU's tariffs associated with its utility operating divisions provide for fuel clauses through which rates charged to customers are adjusted for changes in the cost of fuel on a reasonably current basis. Increases in other utility costs and expenses not otherwise offset by increases in revenues or reductions in other expenses could have an adverse effect on earnings due to the time lag associated with obtaining regulatory approval to recover such increased costs and expenses, the uncertainty of whether regulatory commissions will allow full recovery of such increased costs and expenses, and any effect on unregulated propane gas operations.

Environmental Matters - FPU currently uses or used in the past, in connection with its operations, several contamination sites with respect to which there is now pending or threatened environmental litigation and is in the process of investigating and assessing that litigation;  see "Contingencies" in the Notes to Consolidated Financial Statements.  FPU intends to vigorously defend its rights in this litigation.  FPU has insurance to cover a portion of any losses or expenses incurred as a result of this litigation and plans to apply to the FPSC for rate relief on any uninsured losses or expenses.  FPU believes that the aggregate of all future contamination assessment and remedial costs, legal fees and other related expenses will not exceed the combined sum of any insurance proceeds received and any rate relief granted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

All financial instruments held by FPU were entered into for purposes other than for trading.  FPU has market risk exposure only from the potential loss in fair value resulting from changes in interest rates.  FPU has no material exposure relating to commodity prices because FPU, under its regulatory jurisdictions, is fully compensated for the actual costs of commodities (natural gas and electricity) used in its operations. Any commodity price increases for propane gas are normally passed through monthly to propane gas customers as the fuel charge portion of their rate. This can be performed due to the competition having similar increases that are customarily passed through to their customers.

None of FPU’s gas or electric contracts are accounted for using the fair value method of accounting. While some of FPU’s contracts meet the definition of a derivative, FPU has designated these contracts as "normal purchases and sales" under SFAS No. 133, "Accounting for Derivatives".

FPU’s long term receivable (non-interest bearing) from the sale of the water operations was discounted at 4.34%. A hypothetical  0.5% (50 basis points) increase in the interest rate used would change the current fair value from $5.9 million to $5.8 million.

FPU has no exposure to equity risk, as it does not hold any equity instruments.  FPU’s exposure to interest rate risk is limited to investments held for environmental costs and short-term borrowings on the line of credit. These investments are fixed income debt securities whose carrying amounts are not materially different than fair value. Such investments mature through 2004 and are expected to be held to maturity. Therefore, FPU does not believe it has material market risk exposure related to these instruments.  The indentures governing FPU’s two first mortgage bond series outstanding contain "make-whole" provisions, which are pre-payment penalties that charge for lost interest, which render refinancing impracticable.  In 2003, a hypothetical 0.5% (50 basis points) decrease in the long-term interest rate on $52.5 million debt would change the fair value from $62.8 million to $66.6 million.

Changes in short-term interest rates could have an effect on income depending on the balance borrowed on the variable rate line of credit. On December 31, 2003 and 2002, FPU had $2.3 million and $19.2 million in short-term debt, respectively.  A hypothetical 1% increase in interest rates would have resulted in a decrease in annual earnings by $14,000 and $120,000 respectively, based on year-end borrowings.

Item 8.

Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

                                                                                                                 _Years Ended December 31_

Revenues	2003	2002	2001
Natural gas	$53,610	$ 40,140	$ 44,729
Electric	39,519	40,930	39,050
Propane gas	9,594	7,391	5,399
Total revenues	102,723	88,461	89,178
Cost of fuel and taxes based on revenues	64,990	53,532	59,238
Gross profit (exclusive of items shown below)	37,733	34,929	29,940
Operating Expenses
Operations	19,015	17,271	13,894
Maintenance	2,881	2,551	2,745
Depreciation and amortization	5,492	5,026	4,525
Taxes other than income taxes	2,652	2,312	2,157
Total operating expenses	30,040	27,160	23,321
Operating income excluding income taxes	7,693	7,769	6,619
Interest Charges and Other
Merchandise and service revenue	(2,799)	(3,001)	(2,571)
Merchandise and service expenses	2,690	2,778	2,316
Other income	(394)	(590)	(427)
Other deductions	19	18	30
Gain from sale of non-utility property	-	(112)	(15)
Long-term debt	3,949	3,937	2,606
Short-term borrowings	75	324	826
Customer deposits and other interest	464	252	159
Total interest charges and other	4,004	3,606	2,924

Income from continuing operations excluding income taxes	3,689	4,163	3,695
Income taxes	(1,167)	(1,402)	(1,239)
Income from continuing operations	2,522	2,761	2,456
Discontinued Operations
Income from discontinued operations-water	149	908	897
Income taxes	(16)	(306)	(301)
Gain on disposal of water division, net of taxes of $5,955	9,768	-	-
Total income from discontinued operations	9,901	602	596
Net Income	12,423	3,363	3,052
Preferred Stock Dividends	29	29	29
Earnings for Common Stock	$12,394	$3,334	$3,023
Earnings Per Common Share (basic and diluted): Continuing Operations	$.64	$.70	$.64
Discontinued Operations	$2.53	$.16	$.16
Total	$3.17	$.86	$.80
Dividends Declared Per Common Share	$.59	$.57	$.55
Average Shares Outstanding	3,905,814	3,871,019	3,801,740

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(dollars in thousands) December 31,
ASSETS	2003	2002
Utility Plant
Natural gas	$80,370	$76,746
Electric	62,403	59,937
Propane gas	12,371	11,232
Common	5,500	4,992
Total	160,644	152,907
Less accumulated depreciation (1)	52,302	49,155
Net utility plant	108,342	103,752
Current Assets
Cash	859	3,200
Accounts receivable	9,614	9,065
Notes receivable	244	-
Allowance for uncollectible accounts	(180)	(304)
Unbilled receivable	1,673	1,470
Inventories (at average or unit cost)	2,624	3,108
Prepayments and deferrals	5,518	749
Under recovery of conservation and unbundling	-	36
Assets held for sale-water division	-	10,178
Total current assets	20,352	27,502
Other Assets
Investments held for environmental costs	3,149	2,815
Other regulatory assets - environmental	9,127	-
Other long term investments	5,672	-
Deferred charges	10,161	10,375
Goodwill	3,366	3,348
Intangible assets (net)	2,821	2,828
Total other assets	34,296	19,366
Total	$162,990	$150,620

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity	$41,463	$30,883
Preferred stock	600	600
Long-term debt	52,500	52,500
Total capitalization	94,563	83,983
Current Liabilities
Notes payable	2,278	19,183
Accounts payable	8,864	7,472
Insurance accrued	2,238	2,364
Interest accrued	935	926
Taxes accrued	359	505
Other accruals and payables	3,824	3,218
Over recovery of fuel costs	1,740	1,807
Over recovery of conservation and unbundling	71	-
Customer deposits	6,134	5,615
Liabilities held for sale-water division	-	1,272
Total current liabilities	26,443	42,362
Other Liabilities
Deferred income taxes	16,065	7,366
Unamortized investment tax credits	574	751
Environmental liability	14,000	5,204
Regulatory liability – cost of removal	6,093	5,797
Regulatory tax liabilities	1,243	1,413
Customer advances for construction	1,749	1,581
Storm damage	2,260	2,163
Total other liabilities	41,984	24,275
Commitments and Contingencies (see Notes)	-	-
Total	$162,990	$150,620
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(dollars in thousands)                                                                            December 31,

	2003	2002
Common Shareholders' Equity
Common stock, $1.50 par value, authorized 6,000,000 shares; issued 4,343,218 shares
in 2003; 4,329,380 shares in 2002	$6,515	$6,494
Paid-in capital	8,706	8,472
Retained earnings	30,638	20,529
Treasury stock - at cost (426,825 shares in 2003,
447,791 shares in 2002)	(4,396)	(4,612)
Total common shareholders' equity	41,463	30,883
Preferred Stock
4 ¾% Series A, $100 par value, redemption price
$106, authorized and outstanding 6,000 shares	600	600

4 ¾% Series B Cumulative Preferred, $100 par value, redemption price $101, authorized 5,000 and none issued	-	-

$1.12 Convertible Preference, $20 par value, redemption price $22, authorized 32,500 and none issued	-	-
Total preferred stock	600	600
Long-Term Debt
First mortgage bonds series
9.57 % due 2018	10,000	10,000
10.03 % due 2018	5,500	5,500
9.08 % due 2022	8,000	8,000
4.90 % due 2031	14,000	14,000
6.85 % due 2031	15,000	15,000
Total long-term debt	52,500	52,500
Total Capitalization	$94,563	$83,983
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(dollars in thousands)
Common Stock
Shares		Aggregate	Paid-in	Retained	Treasury	Treasury Shares
Issued		Par Value	Capital	Earnings	Shares	Cost
Balances as of December 31, 2000	4,299,563	$6,449	$8,049	$18,461	529,156	$(5,449)
Net income				3,052
Dividends				(2,127)
Stock issuance for acquisition					(42,613)	439
Stock plans	16,404	25	235		(18,955)	195
Balances as of December 31, 2001	4,315,967	6,474	8,284	19,386	467,588	(4,815)
Net income				3,363
Dividends				(2,220)
Stock plans	13,413	20	188		(19,797)	203
Balances as of December 31, 2002	4,329,380	6,494	8,472	20,529	447,791	(4,612)
Net income				12,423
Dividends				(2,314)
Stock plans	13,838	21	234		(20,966)	216
Balances as of December 31, 2003	4,343,218	$6,515	$8,706	$30,638	426,825	$(4,396)

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

      (dollars in thousands)                                                                                    Years Ended December 31,

	2003	2002	2001
Cash Flows from Operating Activities
Net income	$12,423	$3,363	$3,052
Adjustments to reconcile net income to
net cash from operating activities
Income from discontinued operations, net of tax	(9,901)	(602)	(596)
Depreciation and amortization	5,492	5,026	4,525
Deferred income taxes	8,408	(378)	(307)
Bad debt expense	174	400	410
Investment tax credits	(97)	(103)	(107)
Other	418	69	28
Gain on sale of non-utility property	-	(112)	-

Effects of changes in
Receivables	(1,281)	(2,326)	2,466
Unbilled receivable	(203)	(126)	19
Inventories and prepayments	(4,633)	25	83
Accounts payable and accruals	(3,458)	3060	(4,152)
Over (under) recovery of fuel costs	40	315	2,358
Area expansion program deferred costs	(431)	(978)	(804)
Environmental liability	(451)	(127)	(82)
Other	483	(196)	(219)
Net cash provided by operating activities	6,983	7,310	6,674
Cash Flows from Investing Activities
Construction expenditures	(9,693)	(14,136)	(13,442)
(Payment) reduction for purchase of Atlantic Utilities Company	-	74	(9,792)
Payment for purchase of Z-Gas Company, net of cash acquired	-	(3)	(83)
Purchase of Nature Coast Company, net of cash acquired	(15)	(735)	-
Customer advances received (refunded) for construction	168	333	(45)
Sale (Purchase) of restricted long term investments	-	8,008	(8,008)
Deposit held in escrow for dividend payment	-	541	(541)
Sale (Purchase) of long-term investment	(334)	60	-
Proceeds provided by sale of utility plant	19,372	877	-
Net cash provided by (used in) investing activities	9,498	(4,981)	(31,911)
Cash Flows from Financing Activities
Net change in short-term borrowings	(16,905)	(1,247)	2,530
Long term borrowings – net of costs	(2)	(58)	27,022
Proceeds from common stock plans	472	411	390
Dividends paid	(2,289)	(2,201)	(2,102)
Net cash provided by (used in) financing activities	(18,724)	(3,095)	27,840
Net cash (used in) provided by discontinued operations	(98)	768	529
Net Increase (Decrease) in Cash	(2,341)	2	3,132
Cash at Beginning of Year	3,200	3,198	66
Cash at End of Year	$859	$3,200	$3,198
Supplemental Cash Flow Information
Cash was paid during the years as follows:
Interest	$4,350	$4,506	$3,379
Income taxes	4,188	1,965	1,396
Non-cash investing and financing activities
Purchase of Z-Gas Company through issuance of
42,613 shares of common stock	$-	$-	$503
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting and Reporting Policies

Business and Regulation  FPU is an operating public utility engaged principally in the purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas.  FPU is subject to the jurisdiction of the FPSC with respect to its natural gas and electric operations.  The suppliers of electric power to the Northwest Florida division and of natural gas to the natural gas divisions are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  The Northeast Florida division is supplied most of its electric power by a municipality which is exempt from FERC and FPSC regulation.  FPU also distributes propane gas through a non-regulated subsidiary.  FPU's accounting policies and practices conform to accounting principles generally accepted in the United States of America as applied to regulated public utilities and are in accordance with the accounting requirements and rate making practices of the FPSC.

FPU prepares its financial statements in accordance with the provisions of SFAS No. 71 – "Accounting for the Effects of Certain Types of Regulation".  In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation.  As a result, a regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate making process, there will be a corresponding increase or decrease in revenues.  Accordingly, FPU has recognized certain regulatory assets and regulatory liabilities in the consolidated balance sheets.  FPU believes that the FPSC will continue to allow it to recover such items through its rates. In the event that a portion of FPU’s operations are no longer subject to the provisions of SFAS No. 71, it would be required to write off related regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, FPU would be required to determine if an impairment related to other assets exists, including plant, and write down the assets, if impaired, to their fair value. A summary of such items is as follows (dollars in thousands):

	2003	2002
Assets
Deferred development costs (1)	$3,927	$3,496
Other regulatory assets – environmental (3)	9,127	-
Under recovery of conservation and unbundling	-	36
Unamortized piping and conversion costs (1)	1,441	1,501
Unamortized loss on reacquired debt (1)	__264	282
Total Regulatory Assets	$14,759	$5,315

Liabilities
Regulatory tax liabilities	$1,243	$1,413
Environmental liability	4,873	5,204
Regulatory liability – cost of removal (2)	6,093	5,797
Storm damage	2,260	2,163
Over recovery of fuel costs, conservation and unbundling	__1,811	__1,807
Total Regulatory Liabilities	$16,280	$16,384

(1)  Deferred development costs, unamortized piping and conversion costs, and unamortized loss on reacquired debt are included in deferred charges in the consolidated balance sheets.

(1)

Prior periods have been restated to conform to SFAS No. 143 (for additional information see "Impact of Recent Accounting Standards" in the Notes to Consolidated Financial Statements).

(2)

FPU has accrued $9 million as a regulatory asset pending future rate recovery to be authorized by the FPSC.  The regulatory liability excludes the $9 million as it represents a legal but not regulatory liability.

FPU has agreed with the FPSC staff to limit its earned return on equity for its regulated natural gas and electric operations.  The disposition of any over earnings is left to the discretion of the FPSC, with alternatives including a refund to customers, recording the over earnings to the storm damage reserves, or the reduction of any depreciation reserve deficiency.  The over earnings for 1997, 1998 and 1999 at one of FPU’s electric divisions were ordered by the FPSC to be added to that division’s storm damage reserve.  Since that last order on the 1999 disposition of over earnings, the FPSC has allowed FPU the automatic flexibility of recording the over earnings to the storm damage reserves each year thereafter through use of the over earnings and allowing additional storm damage accruals up to a cap in those reserves of $1.5 million and $1.4 million in the Northeast and Northwest electric divisions, respectively.  FPU recorded an additional $237,000 relating to 2000 over earnings and $9,500 relating to 2002 over earnings in its Northeast electric storm reserve. FPU recorded an additional $16,300 relating to 2002 over earnings to its Northwest electric storm reserve. In 2001 and 2003 FPU did not have any over earnings and accordingly has not recorded any additional amounts to its storm damage reserves.  As of the end of 2003, the Northeast and Northwest electric storm reserves were at approximately $1.2 million and $964,000, respectively.  FPU also expects that the FPSC will grant it permission to record the 2002 natural gas over earnings of $105,000 to its environmental reserves. Finalization of this over earnings review is expected in early 2004. In accordance with FPSC guidance, FPU has recorded to its environmental reserve any over earnings.

FPU filed tariff sheets for its unbundled program to give its commercial natural gas customers the option of purchasing their gas supplies from third parties.  FPU officially offered unbundled services to commercial customers on August 1, 2001.  Even though FPU has had among the lowest overall gas costs in the Florida market, third party suppliers may be able to offer its customers additional programs, which a regulated gas company cannot offer.  Furthermore, by purchasing their gas supplies from third parties, FPU’s commercial customers may avoid certain taxes and fees, which FPU is required to collect and impose on the sale of natural gas.  FPU’s operating results will not be affected as it realizes the same gross profit regardless of whether the customer purchases the gas from FPU or uses FPU’s system to transport the gas since it does not profit on the fuel sales.  The FPSC approved various mechanisms, which will allow FPU to be reimbursed for the incremental cost of providing unbundled services.  For years after 2004, FPU will request recovery through base rates instead of being reimbursed.

Revenue  FPU bills utility customers on a monthly cycle basis; however, the billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. FPU accrues estimated revenue for gas and electric customers not yet billed during the accounting period. Determination of unbilled revenue relies on the use of estimates, fuel purchases, and historical data.

FPU’s rates include base revenues, fuel adjustment charges and the pass-through of certain governmental imposed taxes based on revenues.  The base revenues are determined by the FPSC and remain constant until a request for an increase in such rates is filed and approved by the FPSC.  From the FPSC perspective, FPU previously operated three distinct "entities", i.e., Northwest Florida electric, Northeast Florida electric and its natural gas division, consisting of Palm Beach County, and the Sanford and DeLand area in Central Florida.  Thus, for FPU to recover through rate relief the effects of inflation and construction expenditures for all such "entities", a request for an increase in base revenues would have required the filing of three separate rate cases.  In 2003 FPU successfully filed for electric rate increases and petitioned to consolidate the two electric "entities" into one.  FPU anticipates filing for natural gas rate increases in 2004.  Fuel adjustment charges are estimated for customer billing purposes and any under/over-recovery difference between the incurred cost of fuel and estimated amounts billed to customers is deferred for future recovery or refund and either charged or credited to customers.  Interest accrues on such under/over-recoveries and is included in the subsequent adjustment.

Consolidation  The consolidated financial statements include the accounts of FPU and its wholly owned subsidiary, Flo-Gas Corporation.  All significant intercompany balances and transactions have been eliminated.

Certain reclassifications may have been made to the prior years' financial statements and other financial information contained herein to conform to the 2003 presentation.

Utility Plant and Depreciation Utility plant is stated at original cost. Propane utility plant that has been acquired in acquisitions is stated at fair market value at the time of each acquisition. The costs of additions to utility plant include contracted services, direct labor, transportation and materials.  The costs of units of property retired are removed from utility plant, and such costs plus removal costs, less salvage, are charged to accumulated depreciation.  Maintenance and repairs of property and replacement and renewal of items determined not to be units of property are charged to operating expenses. Substantially all of the utility plant and the shares of Flo-Gas Corporation collateralize FPU's First Mortgage Bonds.

Depreciation is computed using the composite straight-line method at rates prescribed by the FPSC for financial accounting purposes.  Propane depreciation is computed using a composite straight-line method at an average rate based on estimate life of approximately 20 years. Such rates are based on estimated service lives of the various classes of property.  Depreciation provisions on average depreciable property approximate 3.4% in 2003, 3.3% in 2002, and 3.4% in 2001.

Income Taxes  Deferred income taxes are provided on all significant temporary differences between the financial statements and tax basis of assets and liabilities at currently enacted tax rates.  Investment tax credits have been deferred and are amortized based upon the average useful life of the related property in accordance with the rate treatment.

Use of Estimates Inherent in the accounting process is the use of estimates when preparing financial statements in accordance with accounting principles generally accepted in the United States of America.  Actual results could differ from these estimates.  FPU used estimates in the preparation of its financial statements including the accrual for pensions, environmental liabilities, and uninsured liability claims.  An actuary calculates the estimated pension liability in accordance with FASB 87. Environmental liabilities are subject to certain unknown future events. FPU is self-insured for the first $250,000 of each general and auto liability claim and therefore accrues for estimated losses occurring from both asserted and unasserted claims.  The estimate for unasserted claims arising from unreported incidents is based on an analysis of historical claims data and judgment.  FPU became fully insured for medical in December 2003 and will no longer require accrual of estimated claims.  Management believes that the accruals for potential liabilities are adequate.

2.  Impact of Recent Accounting Standards

Financial Accounting Standard No. 143

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires that the fair value of an asset retirement obligation be recognized at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  SFAS No. 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, be removed from a company’s accumulated depreciation reserve. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  FPU adopted the provisions of the Statement as of January 1, 2003, as prescribed by the FPSC.  Under FPSC guidelines, the estimated cost of removal expenses for normal retirements related to regulated fixed assets are reserved through the depreciation expense and accumulated reserves. At December 31, 2003, FPU reclassified the estimated cost of removal from accumulated depreciation to a regulatory liability for the obligation.  The estimated value of the reserve that has been accumulated for future cost of removal as of December 31, 2003 and 2002 was approximately $6.1 million and $5.8 million, respectively.  All prior period amounts have been restated to conform to the current year presentation.

Financial Accounting Standard No. 149

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  This statement clarifies the circumstances under which a contract with an initial net investment becomes a derivative, and clarifies when a derivative contains a financing component.  As FPU has designated all material contracts meeting the definition of possible derivative instruments as "normal purchases and sales" under SFAS No. 133, "Accounting for Derivatives", this statement had no impact on the current financial statements issued by FPU but could impact future financial statements.

Financial Accounting Standard No. 150

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 had no impact on current financial instruments issued by FPU, but may impact any future financial instruments issued.

3.  Notes Payable

On April 1, 2003 FPU opened a $12.0 million, thirty-nine month line of credit, the current outstanding balance of which is $2.3 million. The $20.0 million line of credit held until April 2003 expired. The old line of credit had $19.2 million borrowed at the end of 2002 and provided for interest at LIBOR plus fifty basis points. FPU reserves $1.0 million of the LOC to cover expenses for any major storm repairs in its Northwest Florida division. An additional $250,000 of the LOC is reserved for a ‘letter of credit’ insuring propane facilities. The interest rates for the line of credit at December 31, 2003, 2002, and 2001 were approximately 2.0%, 1.9% and 2.4%, respectively.

4. Acquisitions

In October 2001, FPU acquired Z-Gas Company, Inc., a propane gas service distribution company, in a stock for stock transaction valued at approximately $600,000. The acquisition added about 1,000 customers to the propane gas operation in the Northeast Florida division.

In December 2001, FPU acquired certain net assets of Atlantic Utilities, the Florida operation of Southern Union Company in a cash transaction valued at approximately $10.0 million. Atlantic Utilities served about 4,400 natural gas customers in New Smyrna Beach and about 1,900 propane gas customers in Central and South Florida.

The excess of the consideration paid over the estimated fair value, or the depreciated original cost for regulated entities, of net assets including intangibles acquired in both the Atlantic Utilities and Z-Gas acquisitions was approximately $3.1 million.  This was recorded as goodwill and in accordance with SFAS No. 142, is not being amortized.  The natural gas portion of this amount is approximately $1.5 million.

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

The following unaudited pro forma information combines the consolidated results of operations of FPU with those of Z-Gas and Atlantic Utilities as if these acquisitions had occurred at the beginning of 2001. The pro forma results are not necessarily an indication of the results that would have been achieved had the transactions been consummated as of the date indicated, or of the results that may be achieved in the future. The 2001 information includes actual amounts for November and December information for the results of Z-Gas and December 15-31 information for the results of Atlantic Utilities.  The income statement for 2002 includes all the effects from these two acquisitions and no pro forma adjustments are necessary.

Pro Forma Results
(dollars in thousands except for per share data) Year ended December 31,
2001
Revenues	$ 95,096
Cost of fuel and taxes based on revenues	62,560
Gross Profit	32,536
Operating Income from continuing operations	6,507
Income from continuing operations	3,204
Earnings for Common Stock from continuing operations	3,175
Average Shares Outstanding	3,837,251
Earnings per Common Share from continuing operations	$ .82

In November 2002, FPU acquired Nature Coast Utilities, a propane gas service distribution company, in a cash for stock transaction valued at approximately $740,000.  The acquisition added about 1,200 customers to FPU’s new Nature Coast division located in West Central Florida.

The excess of the consideration paid over the fair value of assets acquired and liabilities assumed associated with this acquisition, resulted in goodwill of approximately $223,000 and in accordance with SFAS No. 142, it is not being amortized.  In 2003, subsequent acquisition adjustments have increased the goodwill to $240,000.  There are no other intangible assets identified with this acquisition.

5.  Goodwill and Intangible Assets

Effective January 1, 2002, FPU adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this statement, the amortization of goodwill is no longer permitted and intangible assets with an indefinite life will not be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired.  The reporting units have been determined to be propane gas and natural gas for the purposes of impairment testing.

Intangible assets associated with FPU’s acquisitions have been identified and are shown as separate line items on the balance sheet.   The intangibles subject to amortization over a five-year period are non-compete agreements totaling $35,000.  The related amortization of $14,162 is included in the net intangible asset on the balance sheet.  The remaining intangibles identified are customer distribution rights of $1.9 million and customer relationships of $900,000, both of which have indefinite lives and are not subject to amortization.

All goodwill relates to the natural and propane gas acquisitions and accordingly, there is no amortization of goodwill reported in the accompanying consolidated financial statements. Goodwill is $1.5 million in the natural gas segment and $1.9 million in the propane gas segment.  The initial test for goodwill impairment was performed for the reporting segments as of January 1, 2002 and the test results showed no impairment for either operating segment.  A subsequent impairment test was performed as of January 1, 2003 and showed no impairment for either reporting segment.

6.  Discontinued Operations

Water Service

On December 3, 2002, FPU entered into an agreement to sell certain assets comprising its water utility system to the City of Fernandina Beach. The closing of this transaction took place on March 27, 2003.  The City paid FPU $19.2 million  in cash at closing, as well as future consideration of approximately $7.4 million to be received (as summarized below) until February 15, 2010, when FPU will receive the final payment from the City. The net proceeds from the sale resulted in the payoff of the notes payable balance.  FPU recognized and recorded the present value of the long-term receivable in the amount of $5.7 million, using a discount rate of 4.34%. The long-term receivable has been subsequently increased to recognize interest income in the amount of $190,000.  The fair value of the consideration is approximately $25.0 million. The gain on the disposal of Discontinued Operations including the income from discontinued operations for the first quarter of 2003, was $15.8 million or $9.9 million after tax, and has subsequently been adjusted to $15.9 million or $9.9 million after tax due to adjustments to sales related expenses that were previously estimated.

The accompanying consolidated financial statements have been restated for all periods presented for the discontinued operations of the water division. FPU did not cease recording depreciation expense due to the regulatory requirements and continued to record depreciation through the sale date of March 27, 2003. The total net plant amounted to approximately $9.7 million, and the net assets less liabilities amounted to approximately $8.9 million at the date of sale. The assets and liabilities of the water division have been included in current assets and current liabilities as of December 31, 2002, as assets and liabilities held for sale.

Estimated Annual Future Value of Consideration due from the City for years following December 31, 2003 is as follows (in thousands):

	Estimated Timing of Payments	Present Value of Long Term Receivable
2004	$245	$244
2005	371	353
2006	375	342
2007	375	328
2008	375	314
2009	375	300
2010	5,250	4,025
Total	$7,366	$5,906

Results of discontinued operations were as follows:

Results of Water Division	Year Ended December 31,
(in thousands):	2003	2002
Revenues	$ 679	$ 3,116

Gross profit	651	2,983

Income from discontinued operations before income taxes	149	908
Income taxes	(16)	(306)
Income from discontinued operations	$ 133	$ 602

The major balance sheet classes included in assets and liabilities of discontinued operations in the Consolidated Balance Sheets, as of December 31, 2002, are as follows:

Major Balance Sheet Classifications - Water Division (in thousands):	December 31, 2002
Assets
Utility plant, net	$ 9,782
Current assets	396
Total	$ 10,178

Liabilities
Current liabilities	$ 15
Customer advances for construction	1,257
Total	$ 1,272

7.  Gain on Sale of Property

FPU sold property held in Delray Beach, in its South Florida division, for a gain of approximately $529,000 in the first quarter of 2002.  This property was primarily regulated property and accordingly the majority of the gain was deferred awaiting FPSC approval on the disposition of that gain. FPU has been granted approval by the FPSC to allow amortization of the gain with an offset to depreciation expense over five years beginning April 2002. The non-regulated portion of the gain has been recognized in 2002 and amounted to $53,000, net of income taxes.

FPU sold property held in DeLand, in its Central Florida division, for a gain of approximately $186,000 during 2002.  This property was primarily regulated property and accordingly the majority of the gain was deferred awaiting FPSC approval on the disposition of that gain.  FPU has been granted approval by the FPSC to allow amortization of the gain with an offset to depreciation expense over five years beginning August 2002.  The non-regulated portion of the gain was recognized in 2002 and amounted to $17,000, net of income taxes.

8.  Capitalization

Common Stock Split

In July 2002, FPU affected a four-for-three stock split in the form of a stock dividend and, accordingly, transferred from paid-in capital to common stock, an amount equal to the aggregate par value of the additional shares.  All per share data included herein have been retroactively restated to reflect the stock split.

Common Shares Reserved

FPU has reserved 91,049 common shares for issuance under the Dividend Reinvestment Plan and 8,750 common shares for issuance under the Employee Stock Purchase Plan.

Dividend Restriction

The Indenture of Mortgage and Deed of Trust and supplements thereto provide for restriction of the payment of cash dividends.  At December 31, 2003 approximately $4.3 million of retained earnings were free of such restriction, and therefore available for the payment of dividends.

9.  Debt

FPU issued its First Mortgage Bond, 6.85% Series due 2031 on September 27, 2001 in the aggregate principal amount of $15.0 million as security for the 6.85% Secured Insured Quarterly Notes, due October 1, 2031 (IQ Notes). Interest on the pledged bond accrues at the rate of 6.85% per annum payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, payable initially on January 1, 2002.  The pledged bond constitutes the Fourteenth Series of FPU's First Mortgage Bonds.

FPU issued $14.0 million of Palm Beach County municipal bonds (Industrial Development Revenue Bonds) on November 14, 2001 to finance development in the area.  The interest rate on the thirty-year callable bonds is 4.90%.  The bond proceeds were restricted and held in trust until construction expenditures were actually incurred by FPU.  In 2002 the remaining $8 million was drawn from the restricted funds held by the trustee.

In 1992, FPU issued its First Mortgage Bond 9.08% Series in the amount of $8.0 million.  The thirty-year bond is due in June 2022.

FPU issued two of its First Mortgage bond series on May 1, 1988; the 9.57% Series due 2018 in the amount of $10.0 million and 10.03% Series due 2018 in the amount of $5.5 million.  The pledged bonds constitute the Twelfth Series of FPU’s First Mortgage Bonds.  These two issuances require sinking fund payments of $909,000 and $500,000 respectively, beginning in 2008.

On April 1, 2003 FPU changed banks and opened a $12.0 million, thirty-nine month line of credit, the current outstanding balance of which is $2,278,000. FPU reserves $1 million of the LOC to cover expenses for any major storm repairs in its Northwest Florida division. An additional $250,000 of the LOC is reserved for a ‘letter of credit’ insuring propane facilities.

10.  Segment Information

FPU is organized into two continuing regulated business segments: natural gas and electric and one non-regulated business segment, propane gas.  Water, a regulated segment, has been classified as discontinued operations and has been eliminated from segment information with the exception of Identifiable assets that are shown for 2002 and 2001. There are no material inter-segment sales or transfers.

Identifiable assets are those assets used in FPU's operations in each business segment.  Common assets are principally cash and overnight investments, deferred tax assets and common plant.

Business segment information for 2003, 2002 and 2001 is summarized as follows:

(in thousands)

	2003	2002	2001
Revenues
Natural gas	$53,610	$40,140	$44,729
Electric	39,519	40,930	39,050
Propane gas	9,594	7,391	5,399
Consolidated	$102,723	$88,461	$89,178

Operating income from continuing operations excluding income tax
Natural gas	$5,190	$4,291	$3,295
Electric	2,249	2,980	2,893
Propane gas	254	498	431
Consolidated	$7,693	$7,769	$6,619

Identifiable assets
Natural gas	$80,924	$60,439	$55,300
Electric	43,476	42,557	40,609
Propane gas	14,348	10,288	10,728
Water operations – held for sale	-	10,096	9,579
Common	24,242	27,240	29,195
Consolidated	$162,990	$150,620	$145,411

Prior periods have been restated to conform to SFAS No. 143 (for additional information see "Impact of Recent Accounting Standards" in the Notes to Consolidated Financial Statements).
Depreciation and amortization
Natural gas	$2,414	$2,272	$1,963
Electric	2,333	2,116	2,070
Propane gas	508	436	322
Common	237	202	170
Consolidated	$5,492	$5,026	$4,525

Construction expenditures
Natural gas	$4,331	$9,373	$7,508
Electric	3,504	3,278	4,418
Propane gas	1,333	1,298	1,147
Common	525	187	369
Consolidated	$9,693	$14,136	$13,442

Continuing operations income tax expense
Natural gas	$856	$741	$547
Electric	180	292	397
Propane gas	21	151	84
Common	110	218	211
Consolidated	$1,167	$1,402	$1,239

11. Income Taxes

On March 27, 2003, FPU sold substantially all of its assets of the water division to the City of Fernandina Beach.  The sale was made pursuant to a "threat of condemnation" during the fourth quarter of 2002.  FPU has elected (for tax purposes) to defer the gain on the sale of the assets pursuant to Code Section 1033 of the Internal Revenue Code of 1986 (IRC).  Section 1033 allows nonrecognition of gain if property is disposed as a result of threat of condemnation and property that is similar or related in service or use is purchased to replace the property disposed.  To qualify, the replacement property must be purchased within the replacement period which begins on the earlier of date of disposition (March 27, 2003) or date of threat of condemnation (December 31, 2002) and ending two years after the close of the year of sale (December 31, 2005).  For real property, the replacement period is extended to three years (December 31, 2006).  FPU intends to purchase property that is similar or related in service or use within the replacement period.  In the first, second and third quarter the related deferred tax liability was included in current taxes.  As of year end, it is included in deferred taxes payable.

The provision (benefit) for income taxes consists of the following (in thousands):

	2003	2002	2001
Current payable
Federal	$(1,007)	$1,609	$1,413
State	(174)	274	240
	(1,181)	1,883	1,653
Deferred
Federal	2,070	(338)	(275)
State	375	(40)	(32)
	2,445	(378)	(307)

Investment tax credit	(97)	(103)	(107)

Income taxes – continuing operations	1,167	1,402	1,239

Income taxes – discontinued operations	5,971	306	301
Total	$7,138	$1,708	$1,540

The difference between the effective income tax rate and the statutory federal income tax rate applied to pretax income is accounted for as follows (dollars in thousands):

	2003	2002	2001

Federal income tax at statutory rate	$1,254	$1,415	$1,256
State income taxes, net of federal benefit	134	151	134
Investment tax credit	(97)	(110)	(114)
Other	(124)	(54)	(37)

Total provision for income taxes from continuing operations	$1,167	$1,402	$1,239

The tax effects of temporary differences producing deferred income taxes in the accompanying consolidated balance sheets are as follows (in thousands):

	2003	2002
Deferred tax assets:
Environmental	$1,988	$2,112
Self insurance	684	664
General Liability	(165)	(66)
Storm reserve liability	100	0
Vacation pay	291	277
Other deferred credits – Gain	146	197
AMT	208	0
Other	107	110
Total deferred tax assets	3,359	3,294
Deferred tax liabilities:
Utility plant related	18,203	9,422
Under recovery of fuel costs	327	174
Pension	588	804
Rate case expense	128	7
Other	178	253
Total deferred tax liabilities	19,424	10,660
Net deferred income taxes	$16,065	$7,366

12.  Employee Benefit Plans

Pension Plan

FPU sponsors a qualified pension plan for its employees. The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the 2-year period ending
December 31, 2003 and a statement of the funded status as of December 31, 2003 and 2002:

Benefit Obligations and Funded Status

			Year Ending December 31,
			2003	2002
(1)	Change in Projected Benefit Obligation
	(a)	Projected Benefit Obligation at the Beginning of the Year	$28,283,326	$26,164,049
	(b)	Service Cost	1,012,149	895,888
	(c)	Interest Cost	1,877,987	1,818,276
	(d)	Actuarial (Gain) or Loss	1,653,212	591,406
	(e)	Benefits Paid	(1,285,732)	(1,186,293)
	(f)	Change in Plan Provisions	-	-
	(g)	Plan Participant Contributions	-	-
	(h)	Acquisition	-	-
	(i)	Curtailment	-	-
	(j)	Settlement	-	-
	(k)	Special Termination Benefits	-	-
	(l)	Projected Benefit Obligation at the End of the Year	$31,540,942	$28,283,326
	(m)	Accumulated Benefit Obligation at the End of the Year	$26,810,146	$23,443,150
(2)	Change in Plan Assets
	(a)	Fair Value of Plan Assets at the Beginning of the Year	$26,953,318	$32,007,418
	(b)	Actual Return on Plan Assets	5,413,477	(3,867,807)
	(c)	Benefits Paid	(1,285,732)	(1,186,293)
	(d)	Employer Contributions	-	-
	(e)	Plan Participant Contributions	-	-
	(f)	Acquisition	-	-
	(g)	Settlement	-	-
	(h)	Fair Value of Assets at the End of the Year	$31,081,063	$26,953,318
(3)	Net Amount Recognized
	(a)	Funded Status: (2)(h) - (1)(l)	$(459,879)	$(1,330,008)
	(b)	Unrecognized Transition Obligation (Asset)	-	-
	(c)	Unrecognized Prior Service Cost	5,580,092	6,292,020
	(d)	Unrecognized Net (Gain) or Loss	(3,262,796)	(2,531,878)
	(e)	Net Amount Recognized: (a) + (b) + (c) + (d)	$1,857,417	$2,430,134
(4)	Amounts Recognized in the Statement of Financial Position
	(a)	Prepaid Benefit Cost	$1,857,417	$2,430,134
	(b)	Accrued Benefit Cost	-	-
	(c)	Intangible Asset	-	-
	(d)	Accumulated Other Comprehensive Income	-	-
	(e)	Net Amount Recognized: (a) + (b) + (c) + (d)	$1,857,417	$2,430,134
(5)	Information for pension plans with an accumulated benefit
	obligation in excess of plan assets
	(a)	Projected Benefit Obligation	$31,540,942	$28,283,326
	(b)	Accumulated Benefit Obligation	26,810,146	23,443,150
	(c)	Fair Value of Plan Assets	31,081,063	26,953,318
(6)	Weighted Average Assumptions at the End of the Year
	(a)	Discount Rate	6.25%	6.75%
	(b)	Rate of Compensation Increase	3.50%	4.00%

The following table provides the components of net periodic benefit cost for the plans for fiscal years 2003, 2002 and 2001:

Net Periodic Pension Cost
		Year Ending December 31,
		2003	2002	2001
(1)	Service Cost	$ 1,012,149	$ 895,888	$ 901,220
(2)	Interest Cost	1,877,987	1,818,276	1,780,967
(3)	Expected Return on Plan Assets	(2,668,854)	(2,800,350)	(2,821,040)
(4)	Amortization of Transition Obligation/(Asset)	-	-	-
(5)	Amortization of Prior Service Cost	711,928	714,353	722,015
(6)	Amortization of Net (Gain) or Loss	(360,493)	(787,137)	(829,342)
(7)	Total FAS 87 Net Periodic Pension Cost	572,717	(158,970)	(246,180)
(8)	FAS 88 Charges / (Credits)
	(a) Settlement	-	-	-
	(b) Curtailment	-	-	-
	(c) Special Termination Benefits	-	-	-
	(d) Total	-	-	-
(9)	Total Net Periodic Pension Cost	$ 572,717	$ (158,970)	(246,180)
(10)	Additional Information
	(a) Increase in Minimum Liability Included
	in Other Comprehensive Income	$ -	$ -	-
(11)	Weighted Average Assumptions
	(a) Discount Rate	6.75%	7.25%	7.00%
	(b) Expected Return on Plan Assets	8.50%	8.50%	8.50%
	(c) Rate of Compensation Increase	4.00%	4.50%	5.50%

Plan Assets

			Target	Percentage of Plan
			Allocation	Assets at December 31
			2004	2003	2002
(1)	Plan Assets
	(a)	Equity Securities	60%	61%	57%
	(b)	Debt Securities	35	37	37
	(c)	Real Estate	0	0	0
	(d)	Other	5	2	6
	(e)	Total	100%	100%	100%

Expected Return on Plan Assets

The expected rate of return on plan assets is 8.5%. FPU expects 8.5% to fall within the 50 to 60-percentile range of returns on investment portfolios with asset diversification similar to that of the Pension Plan's target asset allocation.

Investment Policy and Strategy

FPU has established and maintains an investment policy designed to achieve a long-term rate of return, including investment income and appreciation, sufficient to meet the actuarial requirements of the Pension Plan.  FPU seeks to accomplish its return objectives by investing in a diversified portfolio of equity, fixed income and cash securities seeking a balance of growth and stability as well as an adequate level of liquidity for pension distributions as they fall due.  Plan assets are constrained such that no more than 10% of the portfolio will be invested in any one issue.

Cash Flows

(1)	Expected Contributions for Fiscal Year Ending December 31, 2004
	(a)	Expected Employer Contributions				$ -
	(b)	Expected Employee Contributions				-
(2)	Estimated Future Benefit Payments Reflecting Expected
	Future Service for the Years Ending December 31,
		2004				$ 1,400,265
		2005				1,457,715
		2006				1,543,183
		2007				1,642,854
		2008				1,722,508
		2009 - 2013				10,148,549

Other Accounting Items

Year Ending December 31,
		2003	2002	2001
(1)	Market-Related Value of Assets	$31,222,154	$32,050,201	$33,547,064
(2)	Amount of Future Annual Benefits of Plan Participants
Covered by Insurance Contracts Issued by the Employer
	or Related Parties	$ -	$ -	$ -
(3)	Alternative Amortization Methods Used to Amortize
	(a) Prior Service Cost	Straight-line	Straight-line	Straight-line
	(b) Unrecognized Net (Gain) or Loss	Straight-line	Straight-line	Straight-line
(4)	Employer Commitments to Make Future Plan
Amendments (that Serve as the Basis for the
	Employer's Accounting for the Plan)	None	None	None
(5)	Description of Special or Contractual Termination
	Benefits Recognized During the Period	N/A	N/A	N/A
(6)	Cost of Benefits Described in (5)	N/A	N/A	N/A
(7)	Explanation of Any Significant Change in Benefit
Obligation or Plan Assets not Otherwise Apparent in
	the Above Disclosures	N/A	N/A	N/A
(8)	Measurement Date Used December 31,	2003	2002	2001

The amount included within other comprehensive income arising from a change in the additional minimum pension liability was $0 for each of the three years in the period ended December 31, 2003.

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

Medical Plan

FPU sponsors a postretirement medical program.  The medical plan is contributory with participants' contributions adjusted annually.  The following tables provide required financial disclosures over the 2-year period ending December 31, 2003:

Benefit Obligations and Funded Status

			Year Ending December 31,
			2003	2002
(1)	Change in Accumulated Postretirement Benefit Obligation
	(a)	Accumulated Postretirement Benefit Obligation at the Beginning of the Year	$1,725,639	$1,410,368
	(b)	Service Cost	66,117	59,873
	(c)	Interest Cost	108,849	111,207
	(d)	Actuarial (Gain) or Loss	(23,328)	184,631
	(e)	Benefits Paid	(91,909)	(60,938)
	(f)	Change in Plan Provisions	-	-
	(g)	Plan Participant's Contributions	22,631	20,498
	(h)	Acquisition	-	-
	(i)	Curtailment	-	-
	(j)	Settlement	-	-
	(k)	Special Termination Benefits	-	-
	(l)	Accumulated Postretirement Benefit Obligation at the End of the Year	$1,807,999	$1,725,639
(2)	Change in Plan Assets
	(a)	Fair Value of Plan Assets at the Beginning of the Year	$ -	$ -
	(b)	Actual Return on Plan Assets	-	-
	(c)	Benefits Paid	(91,909)	(60,938)
	(d)	Employer Contributions	69,278	40,440
	(e)	Plan Participant's Contributions	22,631	20,498
	(f)	Acquisition	-	-
	(g)	Settlement	-	-
	(h)	Fair Value of Assets at the End of the Year	$ -	$ -
(3)	Net Amount Recognized
	(a)	Funded Status: (2)(h) - (1)(l)	$(1,807,999)	$(1,725,639)
	(b)	Unrecognized Transition Obligation (Asset)	386,054	428,950
	(c)	Unrecognized Prior Service Cost	-	-
	(d)	Unrecognized Net (Gain) or Loss	(223,196)	(207,989)
	(e)	Net Amount Recognized: (a) + (b) + (c) + (d)	$(1,645,141)	$ (1,504,678)
(4)	Amounts Recognized in the Statement of Financial Position
	(a)	Prepaid Benefit Cost	$ -	$ -
	(b)	Accrued Benefit Liability	(1,645,141)	(1,504,678)
	(c)	Intangible Asset	-	-
	(d)	Accumulated Other Comprehensive Income	-	-
	(e)	Net Amount Recognized: (a) + (b) + (c) + (d)	$(1,645,141)	$(1,504,678)
(5)	Weighted Average Assumptions at the End of the Year
	(a)	Discount Rate	6.25%	6.75%
	(b)	Rate of Compensation Increase	N/A	N/A
(6)	Assumed Health Care Cost Trend Rates
	(a)	Health Care Cost Trend Rate Assumed for Next Year	5.25%	5.50%
	(b)	Ultimate Rate	4.00%	4.50%
	(c)	Year that the Ultimate Rate is Reached	2009	2007

Net Periodic Postretirement Benefit Cost
			Year Ending December 31,
			2003	2002	2001
(1)	Service Cost		$ 66,117	$ 59,873	$ 77,425
(2)	Interest Cost		108,849	111,207	103,649
(3)	Expected Return on Plan Assets		-	-	-
(4)	Amortization of Transition Obligation/(Asset)		42,896	42,896	42,896
(5)	Amortization of Prior Service Cost		-	-	-
(6)	Amortization of Net (Gain) or Loss		(8,121)	(4,822)	(4,778)
(7)	Total FAS 106 Net Periodic Benefit Cost		209,741	209,154	219,192
(8)	Other Charges / (Credits)
	(a)	Settlement	-	-	-
	(b)	Curtailment	-	-	-
	(c)	Special Termination Benefits	-	-	-
	(d)	Total	-	-	-
(9)	Total Net Periodic Benefit Cost		$ 209,741	$209,154	$ 219,192
(10)	Weighted Average Assumptions
	(a)	Discount Rate	6.75%	7.25%	7.00%
	(b)	Expected Return on Plan Assets	N/A	N/A	N/A
	(c)	Rate of Compensation Increase	N/A	N/A	N/A
(11)	Assumed Health Care Cost Trend Rates
	(a)	Health Care Cost Trend Rate Assumed for	5.50%	6.25%	7.00%
		Current Year
	(b)	Ultimate Rate	4.50%	5.00%	5.50%
	(c)	Year that the Ultimate Rate is Reached	2007	2007	2007
(12)	Impact of One-Percentage-Point Change in
	Assumed Health Care Cost Trend Rates		Increase	Decrease
	(a)	Effect on Service Cost + Interest Cost	$ 23,608	$ (19,800)
	(b)	Effect on Postretirement Benefit Obligation	212,288	(180,693)

Plan Assets

		Target	Percentage of Plan
		Allocation	Assets at December 31
		2004	2003	2002
(1)	Plan Assets
(a)	Equity Securities	N/A	N/A	N/A
(b)	Debt Securities	N/A	N/A	N/A
(c)	Real Estate	N/A	N/A	N/A
(d)	Other	N/A	N/A	N/A
(e)	Total	N/A	N/A	N/A

Cash Flows

(1)	Expected contributions for year ending December 31, 2004
	(a)	Expected employer contributions	$93,258
	(b)	Expected employee contributions	$18,868
(2)	Estimated future benefit payments reflecting expected
	future service for the years ending December 31,
	(a)	2004	$112,126
	(b)	2005	$123,611
	(c)	2006	$144,339
	(d)	2007	$107,390
	(e)	2008	$122,923
	(f)	2009 - 2013	$739,086

Other Accounting Items

Year Ending December 31
		2003	2002	2001
(1)	Market-Related Value of Assets	N/A	N/A	N/A
(2)	Amount of Future Annual Benefits of Plan Participants
Covered by Insurance Contracts Issued by the Employer
	or Related Parties	N/A	N/A	N/A
(3)	Alternative Amortization Methods Used to Amortize
	(a) Prior Service Cost	Straight-Line	Straight-Line	Straight-Line
	(b) Unrecognized Net (Gain) or Loss	Straight-Line	Straight-Line	Straight-Line
(4)	Employer Commitments to Make Future Plan
Amendments (that Serve as the Basis for the
	Employer's Accounting for the Plan)	None	None	None
(5)	Description of Special or Contractual Termination
	Benefits Recognized During the Period	N/A	N/A	N/A
(6)	Cost of Benefits Described in (5)	N/A	N/A	N/A
(7)	Explanation of Any Significant Change in Benefit
Obligation or Plan Assets not Otherwise Apparent in
	the Above Disclosures	N/A	N/A	N/A
(8)	Measurement Date Used, December 31,	2003	2002	2001

FPU, as an entity that sponsors a postretirement health care plan that provides prescription drug benefits, has elected to defer recognition of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 signed into law December 8, 2003, in its consolidated financial statements, as provided by FASB Staff Position (FSP) No. FAS 106-1.  In accordance with the FSP, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes to the consolidated financial statements do not reflect the effects of the Act on the plan.  Furthermore, specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require FPU to change previously reported information.

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits during 2003 was 5.5%.  These rates were assumed to decrease gradually each year to a rate of 4.50% for 2007 and remain at that level thereafter.

Health Plan

In December 2003, FPU became fully insured for its employees and retiree medical insurance plan and therefore will no longer incur the risks associated with self-insurance in 2004. An estimated reserve has been accrued for the remaining claims at December 31, 2003 in the amount of $179,000.

Net health care benefits paid by FPU for active employees were approximately $1,069,000, $732,000 and $629,000 and for 2003, 2002 and 2001 excluding administrative and stop-loss insurance.

Employee Stock Purchase Plan

FPU's Employee Stock Purchase Plan offers common stock at a discount to qualified employees.  During 2003, 2002 and 2001, 18,974, 17,589 and 15,699 shares were issued under the Plan for aggregate consideration of $229,000, $195,000 and $162,000.

Dividend Reinvestment Plan

During 2003, 2002 and 2001, 13,838, 13,413 and 16,404 shares were issued under FPU's Dividend Reinvestment Plan for aggregate consideration of $213,000, $185,000 and $196,000.

13.  Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for investments held in escrow for environmental costs, notes payable, taxes accrued and other accrued liabilities approximate fair value.  As the older bonds contain ‘make whole’ provisions it would negate any fluctuation in interest rates.  The fair value of long-term debt is estimated by discounting the future cash flows of each issuance at rates currently offered to FPU for similar debt instruments of comparable maturities. The current year and the values in the prior year are shown below.

	2003		2002
	Carrying Amounts	Approximate Fair Value	Carrying Amounts	Approximate Fair Value
Long-term debt	$ 52,500,000	$ 62,752,000	$52,500,000	$ 60,215,000

14.  Contingencies

Environmental

FPU is subject to federal and state legislation with respect to soil, groundwater and employee health and safety matters and to environmental regulations issued by the Florida Department of Environmental Protection (FDEP), the United States Environmental Protection Agency (EPA) and other federal and state agencies.  Except as discussed below, FPU does not expect to incur material future expenditures for compliance with existing environmental laws and regulations.

West Palm Beach Site.

FPU is currently evaluating remedial options to respond to environmental impacts to soil and groundwater at and in the immediate vicinity of a parcel of property owned by it in West Palm Beach, Florida upon which FPU previously operated a gasification plant.  FPU entered into a consent order with the Florida Department of Environmental Protection ("FDEP") effective April 8, 1991, that requires FPU to delineate the extent of soil and groundwater impacts associated with the prior operation of the gasification plant and to remediate such soil and groundwater impacts, if necessary. Numerous reports have been submitted by FPU to FDEP, describing the results of soil and groundwater sampling conducted at the site. A Supplemental Contamination Assessment Report Addendum ("SCARA") was submitted to FDEP in December 2001, summarizing the results of past investigations and providing the results of additional field work conducted in 2001, in response to comments received previously from FDEP.  On September 29, 2003, FPU submitted to FDEP a Comprehensive Soil and Groundwater Assessment Report, that described the results of substantial additional field work undertaken in 2003 to respond to FDEP's comments to the SCARA.

On January 30, 2004, FPU's consultant, Jacques Whitford Company, submitted its Internal Feasibility Study, which identified likely remedial alternatives to address the impacts now characterized at the West Palm Beach site. The Internal Feasibility Study evaluated a wide range of remedial alternatives.  Based on the likely acceptability of proven remedial technologies implemented at similar sites in other states, consulting/remediation costs are now projected to range from $10 million - $15 million.  This range of costs covers such remedies as in situ solidification, slurry wall and cap containment, air sparge/soil vapor extraction, or in situ chemical oxidation, or some combination of these remedies.

Prior to FDEP's approval of a final remedy for the site, FPU is unable to determine the complete extent or cost of remedial action which may be required.  Based on findings from the recently completed Internal Feasibility Study, remediation costs (including attorneys' fees and costs) for this site are currently project to range from $10.3 million to $15.3 million.

Sanford Site.

FPU owns a parcel of property located in Sanford, Florida, upon which a gasification plant was operated prior to FPU's acquisition of the property.  Following discovery of soil and groundwater impacts on the property, FPU has participated with four former owners and operators of the gasification plant in the funding of numerous investigations of the extent of the impacts and the identification of an appropriate remedy.  On or about March 25, 1998, FPU executed an Administrative Order on Consent ("AOC") with the four former owners and operators (collectively, the "Group") and the United States Environmental Protection Agency ("EPA") that obligated the Group to implement a Remedial Investigation/Feasibility Study ("RI/FS") task and to pay EPA's past and future oversight costs for the RI/FS.  The Group also entered into a Participation Agreement and an Escrow Agreement on or about April 13, 1998 ("RI/FS Participation Agreement").  These agreements governed the manner and means by which all parties were to satisfy their respective obligations under the AOC for the RI/FS task.  FPU agreed to pay approximately 13.7% of the cost for the RI/FS.  Field work for the RI/FS was initiated in 1998.  A final RI report was submitted to EPA in July 1999. The Group also submitted a Baseline Risk Assessment to EPA in January 2000, including an Ecological Risk Assessment ("ERA").  FPU's share of the cost of these tasks was previously paid in full.  The RI/FS Participation Agreement was amended on September 18, 2003, to authorize an additional $400,000 to be incurred by the Group to complete the ecological risk assessment and cover EPA oversight costs for the RI/FS.  FPU paid its share ($54,822) of the additional RI/FS funding in November 2003.

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

FPU is a party to the Second Participation Agreement entered into by members of the Group on August 1, 2000, as amended through June 19, 2002.  The Second Participation Agreement provides for funding the remedial design/remedial action task for OU1 and OU2.  FPU's share of costs for implementation of the remedial design/remedial action task for OU1 and OU2, including the pre-remedial design fieldwork described below, is 10.5%, as long as the total cost of the remedial design/remedial action task, including the pre-remedial design fieldwork, does not exceed $6 million.

Pre-remedial design field work was performed in 2002-03 to assist in the design of the final remedy for OU1 and OU2.  Based on the pre-remedial design field work, it is now anticipated that the final cost of the remedy for OU1 and OU2 will significantly exceed the $6 million combined estimate provided in the RODs for OU1 and OU2.   In 2002, FPU paid $210,178 to the Escrow Agent pursuant to a first call for funds under the Second Participation Agreement.  FPU's remaining obligation under the Second Participation Agreement for the remedial design/remedial action task for OU1 and OU2 is $420,356.  This assumes FPU's total allocated share remains no greater than 10.5089% of $6 million, as currently set forth in the Second Participation Agreement, as amended through June 19, 2002.  FPU has notified Group members that FPU will oppose any effort by the Group to increase FPU's share of total remedial costs above 10.5089% of the current $6 million cap, since the increased remedial cost is due to the discovery of additional impacted soils on property not owned by FPU.

In addition, FPU will be obligated to pay for a share of EPA's oversight costs for the remedial design/remedial action task for OU1 and OU2.  It is anticipated that FPU's share of these costs will be 10.5089% of EPA's total bill.  It is not possible at this time to calculate, to a reasonable degree of certainty, EPA's oversight cost.

Prior to EPA's approval of a final remedy for the site, and the completion of negotiations among members of the Group on FPU's maximum allocated share, FPU is unable to determine the complete extent of remaining exposure at this site.

Based on existing information, FPU believes that all future contamination assessment and remedial costs, legal fees and other related costs will not be in excess of the rate relief granted in favor of and insurance settlement proceeds received by FPU.

Insurance Claims and Rate Relief

On December 21, 2003 the estimated remaining costs for consulting and remediation, legal expenses, and other related expenses for all sites is approximately $14 million.  FPU currently has $14 million reserved as an environmental liability.  The Company has $5 million remaining from insurance and rate recovery and $9 million as a regulatory asset pending future rate recovery authorized by the FPSC.  Based on existing information, management believes that all future contamination assessment and remedial costs, legal fees and other related costs will not be in excess of the rate relief granted by the FPSC and was granted the right to apply  any over earnings in the gas division to the environmental reserve.

Other

Violet Skipper, PC Buyers, Inc. and Thomas Wade Skipper v. Florida Public Utilities Company, Case No. CL 00-10131-AF, Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida. On October 18, 2000, Plaintiffs sued FPU for damages allegedly resulting from a fire on Plaintiffs' property.  Plaintiffs allege that FPU failed to properly install and/or maintain electrical power lines, utility poles and related equipment located on Plaintiffs' land and that FPU's negligence caused a fire that spread to and destroyed a warehouse.  FPU denied Plaintiffs' claims and defended same on the theory that the fire started within the warehouse/office facility and not from its electrical equipment.  Plaintiffs alleged damages in excess of $1,000,000.  The warehouse served as the office for PC Buyers, Inc.   PC Buyers, Inc. was in the business of purchasing surplus vehicles and heavy equipment for resale.  The warehouse contained property waiting to be resold.  Much of this property was destroyed in the fire.  Trial in this matter occurred during the week of December 2, 2003-December 5, 2003.  The jury returned a verdict in favor of FPU, finding no liability on the part of FPU for the fire.  The Court recently entered a final judgment on the jury's verdict on January 21, 2004.  Plaintiffs had thirty (30) days or until February 20, 2004 to file an appeal of the final judgment. Similarly, FPU had until February 20, 2004 to file a motion to tax costs.  FPU proposed to Plaintiffs that it would waive its right to recover costs and potential attorney fees if Plaintiffs do not pursue an appeal of the final judgment.  FPU received a letter from Plaintiffs' counsel advising that Plaintiffs agreed to waive any right to appeal in exchange for FPU waiving its right to seek attorney’s fees and costs against the Plaintiffs.  On March 29, 2004, Counsel for FPU was informed by the Court’s Clerk that the Court has signed and entered the Dismissal Order.  A copy is in the mail at the present time.  Hence, this matter is closed, with no further appeals.

Glen Simon v. Florida Public Utilities Company, Gapss, Inc. and James Celi, Case No.  CA03-02209 AJ, Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida.  This case arises out of an explosion in the garage of co-Defendant James Celi ("Celi") that allegedly resulted from the negligent installation of a water heater by co-Defendant Gapss, Inc. ("Gapss").  Prior to the explosion, FPU had contracted with Gapss to install a water heater and stand in co-Defendant Celi's garage.  Plaintiff filed his Complaint on February 27, 2003 against FPU, Gapss and Celi.  Plaintiff has voluntarily dismissed FPU from this case without prejudice.  FPU previously asserted a cross-claim against Celi for contribution and a cross-claim against Gapss for contribution, indemnification, and breach of contract.  Celi also asserted a cross-claim against FPU for contribution.  Both FPU and Celi have dismissed their respective cross-claims against each other without prejudice.  FPU will be dismissing its cross-claim against Gapss without prejudice.  Upon the filing of FPU's dismissal of its cross-claim against Gapss, FPU will no longer be a party to this action.

James F. Celi v. Gapss, Inc. a/k/a Gas Appliance Piping Sales & Service, Inc., Case No. 502003CA009110XXONAJ, Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida.  This case arises out of an explosion in Claimant James Celi's ("Celi") garage that allegedly resulted from the negligent installation of a water heater by Gapss, Inc. ("Gapss").  Prior to the explosion, FPU had contracted with Gapss to install a water heater and stand in Celi's garage.  Although Mr. Celi previously indicated he was considering filing a claim against FPU, Mr. Celi has filed a lawsuit against Gapss only on August 25, 2003.  In the event a lawsuit is filed against FPU, FPU intends to vigorously defend against the claim.

Pipeline Contract On July 21, 2000, FPU entered into a Gas Transportation Agreement ("GTA") with Lake Worth Generation, LLC ("LWG"), that provided for: (i) the construction of a natural gas pipeline ("LWG Lateral") by FPU to a power generation project being developed by LWG on behalf of the City of Lake Worth, Florida ("LWG Project"); (ii) FPU's agreement to transport natural gas to the LWG Project via the LWG Lateral; and (iii) LWG's commitment to pay certain charges for the gas transportation services provided by FPU over a 30 year period.  The charges for gas transportation services were set at an amount that would permit FPU to recover a return of 11.17% on its undepreciated investment in the construction of the LWG Lateral, plus recover its operation and maintenance ("O&M") expenses.  LWG's obligation to pay for the gas transportation services was secured by an irrevocable letter of credit ("LC") issued on July 6, 2001, and provided to FPU in the amount of the initial estimated cost of construction of $5,490,449. The GTA required monthly payments by LWG in the amount of $109,423 for the first year of the contract, adjusted annually thereafter to account for depreciation of the LWG Lateral.  The GTA also required LWG to increase the amount of the LC to cover the actual cost of construction of the LWG Lateral, plus $37,900.  In the fourth quarter of 2002, LWG notified FPU that, due to financial difficulties encountered by LWG and its contractors in connection with the LWG Project, LWG would not be able to increase the LC, as required by the GTA, or make monthly payments prospectively beginning in December for services performed in November 2002.  FPU, LWG and the City of Lake Worth subsequently entered into a Forbearance Agreement, dated December 31, 2002, and an Amended Forbearance Agreement, dated February 19, 2003. Pursuant to the terms and conditions of these agreements, the City and FPU negotiated a new gas transportation agreement to replace the GTA, that provides for FPU's agreement to provide gas transportation services to the City on the LWG Lateral, subject to payment by the City of transportation charges that is set initially to permit FPU to recover a return of 8.77% on its undepreciated investment in the construction of the LWG Lateral, plus O&M expenses.  FPU's rates are subject to adjustment in subsequent rate proceedings before the FPSC.  FPU and the City successfully executed a new gas transportation agreement by March 31, 2003, therefore, FPU received payment for the shortfalls in monthly payments under the GTA through March 31, 2003, plus interest, plus a termination fee of $1.5 million dollars, plus other expenses.

15.  Commitments

To ensure a reliable supply of power and natural gas at competitive prices, FPU has entered into long-term purchase and transportation contracts with various suppliers and producers, which expire at various dates through 2015.  Purchase prices under these contracts are determined by formulas either based on market prices or at fixed prices. At December 31, 2003, FPU has firm purchase and transportation commitments adequate to supply its expected future sales requirements. FPU is committed to pay demand or similar fixed charges of approximately $18.8 million during 2003 related to gas purchase agreements.  Substantially all costs incurred under the electric and gas purchase agreements are recoverable from customers through fuel adjustment clause mechanisms.

Contractual Obligations	Payments due by period (dollars in thousands):
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$ 52,500	$ -	$ -	$ -	$ 52,500
Operating Lease Obligations	96	48	43	5	-
Gas Purchase Obligations	55,527	18,789	14,779	9,840	12,119
Electric Purchase Obligations	33	7	13	13	-
Other Purchase Obligations	356	190	162	4	-
Total	$108,512	$ 19,034	$ 14,997	$ 9,862	$ 64,619

16.  Quarterly Financial Data (Unaudited)

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

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
2003
Revenues	$31,149	$24,409	$21,628	$25,537
Gross profit	11,241	9,144	8,106	9,242
Operating income from continuing operations excluding income tax	4,135	1,651	707	1,200
Income from continuing operations, net of income taxes	1,813	482	(82)	309
Income from discontinued operations, net of income taxes	9,882	(61)	(5)	85
Net Income	11,695	421	(87)	394
Earnings per common share (basic and diluted): Continuing operations	0.46	0.13	(0.02)	0.08
Discontinued operations	2.54	(0.02)	-	0.02
Total	3.00	0.11	(0.02)	0.10

2002
Revenues	$23,717	$20,707	$20,283	$23,754
Gross profit	9,632	8,292	8,110	8,895
Operating income from continuing operations excluding income tax	3,161	1,731	1,316	1,561
Income from continuing operations, net of income taxes	1,466	489	275	531
Income from discontinued operations, net of income taxes	108	205	195	94
Net Income	1,574	694	470	625
Earnings per common share (basic and diluted): Continuing operations	0.38	0.12	0.07	0.13
Discontinued operations	0.03	0.05	0.05	0.02
Total	0.41	0.17	0.12	0.15

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of Florida Public Utilities Company:

We have audited the accompanying consolidated balance sheet and statement of capitalization of Florida Public Utilities Company and its wholly-owned subsidiary, Flo-Gas Corporation as of December 31, 2003 and the related consolidated statements of income, common shareholders' equity and cash flows for the year ended December 31, 2003.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Public Utilities Company and its wholly-owned subsidiary, Flo-Gas Corporation at December 31, 2003 and the results of their operations and their cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Certified Public Accountants

West Palm Beach, Florida

February 13, 2004

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of Florida Public Utilities Company:

We have audited the accompanying consolidated balance sheet and statement of capitalization of Florida Public Utilities Company and its wholly owned subsidiary, Flo-Gas Corporation, as of December 31, 2002, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the two years in the period ended December 31, 2002.  Our audits also included the 2002 and 2001 consolidated financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Public Utilities Company and its wholly owned subsidiary, Flo-Gas Corporation at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such 2002 and 2001 consolidated financial statement schedule, when considered in relation to the basic 2002 and 2001 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Certified Public Accountants

West Palm Beach, Florida

February 19, 2003

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Audit Committee of the Board of Directors of Florida Public Utilities Company ("FPU") annually considers the selection of Florida Public Utilities Company’s independent public accountants.  As such, FPU’s Audit Committee, on April 15, 2003, decided to dismiss Deloitte & Touche LLP ("Deloitte & Touche") as Florida Public Utilities Company’s independent public accountants and to engage BDO Seidman, LLP ("BDO Seidman"), as of April 17, 2003, to serve as FPU’s independent public accountants for the year ended December 31, 2003.  The Audit Committee made the determination as part of its responsibility under the Sarbanes-Oxley Act of 2002 and related regulations adopted and proposed by the SEC, which formally charge audit committees of public companies with the responsibility of evaluating, retaining and discharging a company’s independent auditor.

Deloitte & Touche’s reports on Florida Public Utilities Company’s consolidated financial statements as of and for the years ended December 31, 2001 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.  During years ended December 31, 2001 and 2002, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte & Touche’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on FPU’s consolidated financial statements for such years.

Florida Public Utilities Company provided Deloitte & Touche with a copy of the foregoing disclosures.  Deloitte & Touche’s letter, dated April 18, 2003, stating its agreement with the above statements was filed as exhibit 16 to Form 8-K filed on April 18, 2003.

During Florida Public Utilities Company’s years ended December 31, 2001 and 2002, FPU did not consult with BDO Seidman in respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on FPU’s consolidated financial statements.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

FPU’s management carried out an evaluation, under the supervision and with the participation of FPU's Chief Executive Officer and Chief Financial Officer, of the effectiveness of FPU's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, FPU’s disclosure controls and procedures were (1) designed to ensure that material information relating to FPU is made known to FPU’s Chief Executive Officer and Chief Financial Officer by others, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by FPU in the reports that FPU files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

No change in FPU’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, FPU’s internal control over financial reporting.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Information concerning directors and nominees of the Registrant is included under the caption "Nominees and Continuing Directors" in the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated by reference herein.  Information required by Items 405 and 406 of Regulation S-K will be included in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated by reference herein.

The following table sets forth certain information about the executive officers of the Registrant as of February 24, 2004.

     Name

Age

Position

Date

John T. English

60

Chief Executive Officer

1998 - Present

President

1997 - Present

Chief Operating Officer

1997 - 2000

Charles L. Stein

54

Senior Vice President

1997 - Present

Chief Operating Officer

2001 - Present

George M. Bachman

44

Corporate Secretary

2004 - Present

Chief Financial Officer

2001 - Present

Treasurer

2001 - Present

Mr. English was Senior Vice President from 1993 preceding his appointment as President and Chief Operating Officer.

Mr. Stein was Vice President from 1993 preceding his appointment as Senior Vice President.

Mr. Bachman was Controller from 1996 preceding his appointment as Chief Financial Officer & Treasurer.

There are no family relationships between the executive officers and directors.

All executive officers are appointed for a one-year term.

Item 11.

Executive Compensation

Information concerning executive compensation is included under the caption "Executive Compensation" in the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership of certain of the Registrant's beneficial owners and management is included under the captions "Security Ownership of Certain Beneficial Owners" and "Nominees and Continuing Directors" in the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13.

Certain Relationships and Related Transactions

There were no relationships or related party transactions with respect to FPU during the fiscal year ended December 31, 2003 that would require disclosure pursuant to Item 404 of Regulation S-K.

Item 14.

Principal Accountant Fees and Services

The following table presents fees for professional services rendered by BDO Seidman LLP for the fiscal year ended December 31, 2003 and by Deloitte & Touche LLP for the fiscal year ended December 31, 2002 and fees billed for other services rendered by BDO Seidman and Deloitte & Touche during their respective fiscal years.

Fiscal Year Ended December 31:

2003

             2002

    (BDO Seidman)    (Deloitte & Touche)

Audit Fees

$110,000

$135,000

Audit Related Fees

Tax Fees

       -

     9,000

All Other Fees

__ _-___

   35,000

Total

$110,000

$179,000

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Deloitte.

PART IV

Item 15.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

1.

Financial Statements

The following consolidated financial statements of Florida Public Utilities Company are included herein and in the Registrant's 2003 Annual Report to Shareholders.

Consolidated Statements of Income

Consolidated Balance Sheets

Consolidated Statements of Capitalization

Consolidated Statements of Common Shareholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditors' Report

Independent Auditors' Report

2.

Financial Statement Schedules

Valuation and Qualifying Accounts

Allowance for Uncollectible Accounts

	Balance at Beginning of Period	Deductions	Charges to Bad Debt Expense	Balance at End of Period
2001	$ 162,000	444,000	410,000	$ 128,000
2002	$ 128,000	224,000	400,000	$ 304,000
2003	$ 304,000	301,000	177,000	$ 180,000

3.

Exhibits

See exhibit index following signatures.

(b)

Reports on Form 8-K.

•

A Form 8-K was filed November 14, 2003 announcing a press release relating to 3rd quarter earnings.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY

       /s/ George M Bachman

George M Bachman, Chief Financial Officer

(Duly Authorized Officer)

Date: March 30, 2004

Each person whose signature appears below hereby constitutes and appoints and John T. English, Chief Executive Officer and President, and George M. Bachman, Chief Financial Officer, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     /s/ John T. English                                 Date:  March 30, 2004

        John T. English

        President, Chief Executive Officer, and

Director (principal executive officer)

       /s/ George M Bachman                        Date:  March 30, 2004

George M Bachman, Chief Financial Officer

(principal financial officer and principal accounting officer)

         /s/  Ellen Terry Benoit                       Date:  March 30, 2004

         Ellen Terry Benoit

         Director

         /s/ Richard C. Hitchins                     Date:  March 30, 2004

         Richard C. Hitchins

         Director

         /s/ Paul L. Maddock, Jr.                    Date:  March 30, 2004

         Paul L. Maddock, Jr.

         Director

         /s/ Rudy E. Schupp                           Date:  March  30, 2004

         Rudy E. Schupp

         Director

FLORIDA PUBLIC UTILITIES COMPANY

EXHIBIT INDEX

Regulation S-K

Item Number

3(i)

Amended Articles of Incorporation (Incorporated herein by reference as Exhibit 3(i) to FPU’s quarterly report on Form 10-Q for the period ended June 30, 2002. SEC File No. 1-10608)

3(ii)

Amended By-Laws (Incorporated herein by reference as Exhibit 3(ii) to FPU’s quarterly report on Form 10-Q for the period ended June 30, 2002. SEC File No. 1-10608)

4(a)

Indenture of Mortgage and Deed of Trust of FPU dated as of September 1, 1942 (Incorporated by reference herein to Exhibit 7-A to Registration No. 2-6087).

4(b)

Fourteenth Supplemental Indenture dated September 1, 2001. (Incorporated by reference to exhibit 4(b) on FPU’s annual report on form 10-K for the year ended December 31, 2001)

 4(c)

Fifteenth Supplemental Indenture dated November 1, 2001. (Incorporated by reference to exhibit 4(c) on FPU’s annual report on form 10-K for the year ended December 31, 2001)

10(a)

Employment agreement between Florida Public Utilities Company and John T. English, effective through May 31, 2006.  Employment agreements between Florida Public Utilities Company and Charles L. Stein, Florida Public Utilities Company, and George M. Bachman, effective through May 31, 2006, are essentially identical to the agreement in this exhibit. (Incorporated by reference to exhibit 10(a) on FPU’s quarterly report on Form 10-Q for the period ended September 30, 2003)

10(b)

Contract for the transportation of natural gas between Florida Public Utilities Company and Florida Gas Transmission Company under Service Agreement for Firm Transportation Service dated June 1, 1992 (Incorporated by reference to exhibit 10(b) on FPU’s Form S-2 for July 1992, File No. 0-1055)

10(c)

Contract for the transportation of natural gas between Florida Public Utilities Company and Florida Gas Transmission Company under interruptible Transportation Service Agreement dated February 23, 1990 (Incorporated by reference to exhibit 10(c) on FPU’s Form S-2 for July 1992, File No. 0-1055).

10(d)

Contract for the transportation of natural gas between Florida Public Utilities Company and the City of Lake Worth dated March 25, 1992 (Incorporated by reference to exhibit 10(f) on FPU’s Form S-2 for July 1992, File No. 0-1055)

10(e)

Contract for the purchase of electric power between Florida Public Utilities Company and Jacksonville Electric Authority dated January 29, 1996. (Incorporated by reference to exhibit 10(h) on FPU’s annual report on form 10-K for the year ended December 31, 2000)

10(f)

Contract for the purchase of electric power between Florida Public Utilities Company and Gulf Power Company effective November 21, 1996. (Incorporated by reference to exhibit 10(i) on FPU’s annual report on form 10-K for the year ended December 31, 2000)

10(g)

Contract for the purchase of as-available capacity and energy between Florida Public Utilities Company and Container Corporation of America dated September 19, 1985 (Incorporated by reference to exhibit 10(i) on FPU’s Form S-2 for July 1992, File No. 0-1055).

10(h)

Contract for the sale of electric service between Florida Public Utilities Company and Container Corporation of America dated August 26, 1982 (Incorporated by reference to exhibit 10(j) on FPU’s Form S-2 for July 1992, File No. 0-1055).

10(i)

Contract for the sale of electric service between Florida Public Utilities Company and ITT Rayonier Inc. Dated April 1, 1982 (Incorporated by reference to exhibit 10(k) on FPU’s Form S-2 for July 1992, File No. 0-1055).

10(j)

Form of Stock Purchase and Sale Agreement between Florida Public Utilities Company and three persons who, upon termination of two trusts, will become the record and beneficial owners of an aggregate of 313,554 common shares of the Registrant (Incorporated by reference to exhibit 10(p) on FPU’s Form S-2 for July 1992, File No. 0-1055).

10(k)

Contract for the sale of certain assets comprising FPU’s water utility business to the City of Fernandina Beach dated December 3, 2002. (Incorporated by reference to exhibit 10(o) on FPU’s annual report on form 10-K for the year ended December 31, 2002)

10(l)

Transportation agreement between Florida Public Utilities Company and the City of Lake Worth. (Incorporated by reference to exhibit 99.2 on FPU’s Form 8-K filed April 4, 2003, File No. 001-10608)

10(m)

A Mutual Release agreement, as of March 31st 2003, by and between Florida Public Utilities Company, Lake Worth Generation, LLC, The City of Lake Worth, and The AES Corporation. (Incorporated by reference to exhibit 99.3 on FPU’s Form 8-K filed April 4, 2003, File No. 001-10608)

16

Change in certifying accountants (incorporated herein by reference as exhibit 16 to FPU’s current report on Form 8-K filed April 18, 2003).

21.

Subsidiary of the registrant (Incorporated by reference to exhibit 21 on FPU’s annual report on form 10-K for the year ended December 31, 2000)

23.1

Independent Auditors' Consent Deloitte & Touche LLP

23.2

Independent Auditors' Consent BDO Seidman LLP

31.1

Certification of Principal Executive Officer (302)

31.2

Certification of Principal Financial Officer (302)

32.1

Certification of Principal Executive Officer (906)

32.2

Certification of Principal Financial Officer (906)

99.1

Audit Committee Charter

99.2

Nominating Committee Charter

1.1

Ethics Policy