Form 10-Q
period 2004-03-31
FLORIDA PUBLIC UTILITIES CO
filed 2004-05-14
CIK 37643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
OR
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
(561) 832-0872
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

 Yes    [ X ]            No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
On May 12, 2004, there were 3,931,438 shares of $1.50 par value common shares outstanding.

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
(dollars in thousands, except per share data)
	Three Months Ended
	March 31,
Revenues	2004	2003
Natural gas	$ 17,063	$ 18,385
Electric	10,314	9,804
Propane gas	3,348	2,960
Total revenues	30,725	31,149

Cost of fuel and taxes based on revenues	19,819	19,908

Gross Profit	10,906	11,241

Operating Expenses
Operations	5,577	5,132
Depreciation and amortization	1,504	1,328
Taxes other than income taxes	706	646
Total operating expenses	7,787	7,106

Operating income before income taxes	3,119	4,135

Interest Charges and Other
Merchandise and service revenue	863	803
Merchandise and service expenses	(824)	(757)
Other income (expenses)	144	(72)
Interest expense	(1,107)	(1,177)
Total interest charges and other	(924)	(1,203)

Income from continuing operations before income taxes	2,195	2,932
Income taxes	(782)	(1,119)
Income from continuing operations	1,413	1,813

Discontinued operations
Income from discontinued operations – water Division	-	149
Income taxes	-	(16)
Gain on disposal of water division, net of income taxes of $5,960	-	9,749
Total income from discontinued operations	-	9,882

Net Income	1,413	11,695

Preferred Stock Dividends	7	7

Earnings applicable to Common Stock	$ 1,406	$ 11,688

Earnings Per Common Share (basic and diluted):
Continuing Operations	$ 0.36	$ 0.46
Discontinued Operations	-	2.54
Total	$ 0.36	$ 3.00

Dividends Declared Per Common Share	$ 0.1475	$ 0.1425

Average Shares Outstanding	3,928,889	3,894,978

The financial statements should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10-K.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)
	March 31,	December 31,
	2004	2003
ASSETS
Utility Plant	$ 163,386	$ 160,644
Less accumulated depreciation	53,585	52,302
Net utility plant	109,801	108,342

Current Assets
Cash	969	859
Accounts receivable	9,230	9,614
Allowance for uncollectible accounts	(219)	(180)
Unbilled receivables	1,563	1,673
Notes receivable	357	244
Inventories (at average or unit cost)	2,623	2,624
Prepayments and deferrals	4,384	5,518
Total current assets	18,907	20,352

Other Assets
Investments held for environmental costs	3,169	3,149
Other regulatory assets - environmental	9,127	9,127
Long term receivable and other investments	5,562	5,672
Deferred charges	10,030	10,161
Goodwill	3,366	3,366
Intangible assets (net)	2,819	2,821
Total other assets	34,073	34,296
Total	$ 162,781	$ 162,990

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity	$ 42,470	$ 41,463
Preferred stock	600	600
Long-term debt	52,500	52,500
Total capitalization	95,570	94,563

Current Liabilities
Line-of-credit	962	2,278
Accounts payable	7,536	8,864
Insurance accrued	2,068	2,238
Interest accrued	1,444	935
Taxes accrued	770	359
Other accruals and payables	3,702	3,824
Over recovery of fuel costs	1,778	1,740
Over recovery of conservation and unbundling	312	71
Customer deposits	6,548	6,134
Total current liabilities	25,120	26,443

Other Liabilities
Deferred income taxes and regulatory tax liability	17,669	17,882
Environmental liabilities and other	24,422	24,102
Total other liabilities	42,091	41,984
Total	$ 162,781	$ 162,990
The financial statements should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10-K.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 31,
	2004	2003
Net Cash Flow provided by
Continuing Operating Activities	$ 4,515	$ 1,889

Net Cash Flow used in Discontinued Operations	-	(98)

Cash Flows from Investing Activities
Construction expenditures	(2,858)	(398)
Taxes on long term investments, net of interest	(20)	-
Proceeds from sale of discontinued operations	4	19,242
Other	190	29
Net cash (used in) provided by investing activities	(2,684)	18,873

Cash Flows from Financing Activities
Net change in short-term borrowings	(1,316)	(19,183)
Dividends paid	(585)	(560)
Other	180	165
Net cash used in financing activities	(1,721)	(19,578)

Net Increase in cash	110	1,086

Cash at beginning of period	859	3,200

Cash at end of period	$ 969	$ 4,286

The financial statements should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10-K.

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

1.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company's business, the operating results for the period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.

Substantially all of the utility plant and the shares of Flo-Gas Corporation collateralize FPU's First Mortgage Bonds. Investments held for environmental costs, accounts receivable, and inventory are collateral for the line of credit.

3.

The First Mortgage Bond Indentures provide for restrictions on the payment of cash dividends.  As of March 31, 2004, under the most restrictive provision, approximately $5,200,000 of retained earnings were unrestricted. The line of credit agreement contains covenants that, if violated, could restrict the issuance of dividends. The Company is not in violation of these covenants; however, if a material violation occurs in the future and is not rectified, it could prohibit the issuance of dividends.

4.

Summary of Revenues and Operating income before income taxes (dollars in thousands):

	Three Months Ended March 31,
Revenues	2004	2003
Natural gas	$ 17,063	$ 18,385
Electric	10,314	9,804
Propane gas	3,348	2,960
Total revenues	$ 30,725	$ 31,149

Operating income before income taxes
Natural gas	$ 2,067	$ 2,965
Electric	670	724
Propane gas	382	446
Total operating income before income taxes	$ 3,119	$ 4,135

5.

Goodwill and Other Intangible Assets

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

Intangible assets associated with FPU’s acquisitions have been identified and are shown as separate line items on the balance sheet. Such intangibles are principally customer distribution rights of $1.9 million and customer relationships of $900,000, both of which have indefinite lives and are not subject to amortization.

All goodwill relates to the natural and propane gas acquisitions and accordingly, there is no amortization of goodwill reported in the accompanying consolidated financial statements. Goodwill is $1.5 million in the natural gas segment and $1.9 million in the propane gas segment. The impairment test performed as of January 1, 2003 showed no impairment for either reporting segment. The 2004 impairment test is as of January 1, 2004 and has not been finalized.

6.

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

On January 30, 2004, FPU's consultant, Jacques Whitford Company, submitted an internal feasibility study report to FPUC, which identified likely remedial alternatives to address the impacts now characterized at the West Palm Beach site. The internal feasibility study report evaluated a wide range of remedial alternatives.  Based on the likely acceptability of proven remedial technologies implemented at similar sites in other states, consulting/remediation costs are now projected to range from $10.0 million - $15.0 million.  This range of costs covers such remedies as in situ solidification, slurry wall and cap containment, air sparge/soil vapor extraction, or in situ chemical oxidation, or some combination of these remedies.

Prior to FDEP's approval of a final remedy for the site, FPU is unable to determine the complete extent or cost of remedial action which may be required.  Based on the internal feasibility study report, remediation costs (including attorneys' fees and costs) for this site are currently projected to range from $10.3 million to $15.3 million.

Sanford Site.

FPU owns a parcel of property located in Sanford, Florida, upon which a gasification plant was operated prior to FPU's acquisition of the property.  Following discovery of soil and groundwater impacts on the property, FPU has participated with four former owners and operators of the gasification plant in the funding of numerous investigations of the extent of the impacts and the identification of an appropriate remedy.  On or about March 25, 1998, FPU executed an Administrative Order on Consent ("AOC") with the four former owners and operators (collectively, the "Group") and the United States Environmental Protection Agency ("EPA") that obligated the Group to implement a Remedial Investigation/Feasibility Study ("RI/FS") task and to pay EPA's past and future oversight costs for the RI/FS.  The Group also entered into a Participation Agreement and an Escrow Agreement on or about April 13, 1998 ("RI/FS Participation Agreement").  These agreements governed the manner and means by which all parties were to satisfy their respective obligations under the AOC for the RI/FS task.  FPU agreed to pay approximately 13.7% of the cost for the RI/FS.  Field work for the RI/FS was initiated in 1998.  A final RI report was submitted to EPA in July 1999. The Group also submitted a Baseline Risk Assessment to EPA in January 2000, including an Ecological Risk Assessment ("ERA").  FPU's share of the cost of these tasks was previously paid in full.  The RI/FS Participation Agreement was amended on September 18, 2003, to authorize an additional $400,000 to be incurred by the Group to complete the ecological risk assessment and cover EPA oversight costs for the RI/FS.  FPU paid its share ($55,000) of the additional RI/FS funding in November 2003.

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

FPU is a party to the Second Participation Agreement entered into by members of the Group on August 1, 2000, as amended through June 19, 2002.  The Second Participation Agreement provides for funding the remedial design/remedial action task for OU1 and OU2.  FPU's share of costs for implementation of the remedial design/remedial action task for OU1 and OU2, including the pre-remedial design fieldwork described below, is 10.5%, providing the total cost of the remedial design/remedial action task, including the pre-remedial design fieldwork, does not exceed $6.0 million.

Pre-remedial design field work was performed in 2002-03 to assist in the design of the final remedy for OU1 and OU2.  Based on the pre-remedial design field work, it is now anticipated that the final cost of the remedy for OU1 and OU2 will significantly exceed the $6.0 million combined estimate provided in the RODs for OU1 and OU2.   In 2002, FPU paid $210,000 to the Escrow Agent pursuant to a first call for funds under the Second Participation Agreement.  FPU's remaining obligation under the Second Participation Agreement for the remedial design/remedial action task for OU1 and OU2 is $420,000.  This assumes FPU's total allocated share remains no greater than 10.5089% of $6.0 million, as currently set forth in the Second Participation Agreement, as amended through June 19, 2002.  FPU has notified Group members that FPU will oppose any effort by the Group to increase FPU's share of total remedial costs above 10.5089% of the current $6.0 million cap, since the increased remedial cost is due to the discovery of additional impacted soils on property not owned by FPU.

In addition, FPU will be obligated to pay for a share of EPS’s oversight costs for the remedial design/remedial action task for OU1 and OU2.  It is anticipated that FPU’s share of these costs will be 10.5089% of EPA’s total bill.  It is not possible at this time to calculate, to a reasonable degree of certainty, EPA’s oversight cost.  However, based on other similar sites, it would be reasonable to assume such oversight cost to be approximately 20% of the projected remedial design/remedial action costs for OU1 and OU2.  Assuming FPU’s maximum exposure for the remedial design/remedial action cost for OU1 and OU2 does not exceed 10.5089% of $6.0 million, a reasonable estimate of FPU’s share of oversight cost would be approximately $125,000.

Prior to EPA's approval of a final remedy for the site, and the completion of negotiations among members of the Group on FPU's maximum allocated share, FPU is unable to determine the complete extent of remaining exposure at this site.  Based on the existing Second Participation Agreement, FPU’s remaining exposure for the remedial design/remedial action task for OU1 and OU2, EPA’s oversight costs, and FPU’s attorneys’ fees and costs, is projected to be approximately $725,000.

Insurance Claims and Rate Relief

On March 31, 2004 the estimated remaining costs for consulting and remediation, legal expenses, and other related expenses for all sites is approximately $14.0 million.  FPU currently has $14.0 million reserved as an environmental liability.  FPU has $4.9 million remaining from insurance and rate recovery and $9.1 million as a regulatory asset pending future rate recovery authorized by the FPSC.  Based on existing information, management believes that all future contamination assessment and remedial costs, legal fees and other related costs will not be in excess of the rate relief granted by the FPSC and was granted the right to apply  any over earnings in the gas division to the environmental reserve.

7.

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

8.

Common Shareholders’ Equity

Additional items impacting Common shareholders’ equity other than income and dividends are the Company’s dividend reinvestment program and the issuance of treasury stock in the amount of approximately $180,000.

9.

Discontinued Operations

On March 27, 2003, FPU sold certain assets comprising its former water utility system to the City of Fernandina Beach ("City").  The City paid FPU $19.2 million in cash at closing and agreed to pay future consideration of approximately $7.4 million to be paid in installments summarized below until February 15, 2010.  The net proceeds from the sale received at closing were used to repay the outstanding balances of notes payable to a bank.  FPU recognized and recorded the present value of the long-term receivable of $5.7 million, using a discount rate of 4.34%. The long-term receivable has been subsequently increased to recognize interest income of $190,000. The fair value of the consideration is approximately $25.0 million. The gain on the disposal of discontinued operations, including the income from discontinued operations for the first quarter of 2003, was $15.8 million, or $9.9 million after tax, and has subsequently been adjusted to $15.9 million, or $9.9 million after tax, due to adjustments to sales related expenses that were previously estimated.  The assets of the water segment amount to approximately $10.2 million, or less than 10% of FPU’s assets including water.  For additional information read the Notes to Consolidated Financial Statements appearing in the Company’s most recent Form 10-K.

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

Financial Condition.

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

On April 1, 2003, FPU obtained a $12.0 million, thirty-nine month line of credit ("LOC") that matures on June 30, 2006.  As of March 31, 2004, the outstanding balance on the LOC is $962,000. FPU reserves $1.0 million of the LOC to cover expenses for any major storm repairs in its Northwest Florida division. An additional $250,000 of the LOC is reserved for a ‘letter of credit’ insuring propane facilities.  Due to the current business environment, FPU will not be as leveraged in 2003 as it was in the prior three years.  The LOC, long-term debt and preferred stock on March 31, 2004 comprised 57% of total capitalization, with common shareholders’ equity of 43%.

Net cash flow provided by continuing operating activities increased from 2003.  Over $4.1 million of the increase in cash resulted from a lower collection of cash from accounts receivable in 2003 as compared to 2004.  The Lake Worth Generation transaction created an increase in accounts receivable which was subsequently paid in the second quarter.  This was off-set by reductions in accounts payable and other accruals.  Net cash flow of $98,000 was used by discontinued operations during 2003 as a result of the legal expenses associated with the sale of the water assets. Construction expenditures increased $2.5 million in 2004, compared to 2003, primarily due to a $1.5 million contribution by the City of Lake Worth in 2003 to reduce their future gas costs. Additionally, over $400,000 in construction expenditures in 2004 resulted from capital expenses related to propane block systems.  The remaining increase was a result of approximately $300,000 for rebuilding a substation and a step-down station in the electric segment.  The Company budgeted construction expenditures of $4.4 million in the first quarter of 2004 versus actually spending $2.9 million.  The deficiency in actual construction expenditures of $1.5 million was due to the deferral of non-critical capital expenditures until the Company obtains additional financing.  Cash from the sale of discontinued operations provided $19.2 million in 2003, off-set by the reduction in short-term borrowings in 2003.

Overview.

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

On August 14, 2003, FPU filed for electric rate increases and petitioned to consolidate the two electric entities into one.   The request included recovery for recent increases to certain operating expenses, including pension and insurance expenses. FPU went before the FPSC on February 18, 2004, at which time the FPSC granted the petition to consolidate the electric divisions into one regulated entity on a going forward basis and granted a $1.8 million increase in annual revenue.  The effective date for the increase was March 17, 2004.   The Company’s financial position for the remainder of the year will reflect the portion of the increase in electric revenues from the rate relief granted.

FPU filed a request for natural gas rate relief with the FPSC on May 10, 2004. FPU will include in the filing recovery of $9.1 million for environmental liabilities (included on the balance sheet in other assets, other regulatory assets – environmental), along with recovery of certain expense increases.  In addition, FPU has requested approval from the FPSC for inclusion in the rate base the goodwill and intangible assets associated with its acquisition of Atlantic Utilities.  The FPSC has not ruled on the appropriate treatment of the goodwill and intangible assets and has requested that FPU address this issue in the filing for natural gas rate relief in 2004.

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

Pension expenses are projected to continue increasing into 2004 and 2005.  Current actuarial estimates show pension expense going from $573,000 to $1,060,000 in 2004, an increase of $487,000 from 2003.  FPU allocates its pension and other overhead expenses across its three operating segments.  The 2004 expenses relating to natural gas and electricity should be recovered in the rate proceedings with the FPSC, although further material increases after 2005 would require future rate increase requests to be filed with the FPSC to recover the increased costs.  Recovery of the expense allocated to the propane gas segment will depend on current market conditions in the propane industry.  Provided the increases experienced are industry-wide, FPU would have the ability to increase rates to recover the expenses while remaining competitive.

Threats of terrorism and continued increases in medical costs have resulted in increased insurance expenses. In 2003, medical insurance costs increased from $965,000 to $1,221,000 in 2004, an increase of approximately $256,000.  Liability insurance, including workers’ compensation, went from $2,245,000 to $2,696,000, increasing approximately $451,000.  These costs are expected to remain level in 2004 and will most likely increase in 2005. FPU made revisions to its medical plan and is also seeking rate relief in the natural gas segment, and has received rate relief in the electric segment, for recovery a majority of the effect of the plan on operating income.

RESULTS OF OPERATIONS

Discussion of Operating Results:

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

Results of Operations.

In the following discussion, all comparisons are with the corresponding items in the same period of the prior year.

Summary of Gross Profit:	Three Months Ended March 31,		Increase
(dollars in thousands)	2004	2003	(Decrease)%

Natural gas	$ 6,167	$ 6,750	(583)	(9)
Electric	2,992	2,878	114	4
Propane gas	1,747	1,613	134	8
Total Gross Profit	$ 10,906	$ 11,241	(335)	3

Contributing to variations in gross profits are the effects of seasonal weather conditions, the timing of rate increases, and the migration of winter residents and tourists to Florida during the winter season.  The Company actively pursues opportunities to purchase small gas companies to assist in growth with the goal of acquiring at least one propane company a year as feasible opportunities arise.

Three Months Ended March 31, 2004, Compared

with Three Months Ended March 31, 2003.

Gross Profit

Natural Gas Service.

Natural gas service gross profit decreased $583,000 or 9%.  The gross profit decreased primarily due to the non-recurring revenue in 2003 received in accordance with a pipeline project contract for the Lake Worth generation facility, and the subsequent negotiation of a contract for that same facility with the City of Lake Worth signed in late March 2003. The first agreement was terminated with receipt of a termination fee of $ 1.5 million, which was offset by an adjustment for over earnings that reduced revenues by approximately $700,000 in 2003. The net $800,000 of this change was offset by a 5% increase in units sold and a 3% increase in usage per customer in 2004.

Electric Service.

Electric service gross profit increased $114,000 or 4%.  The increase was attributable to a 1% increase in customer growth and a 3% increase in units sold, due to increased usage per customer.

Propane Gas Service.

Propane gas gross profit increased $134,000 or 8% primarily due to a 14% increase in usage per customer.  This was primarily attributable to the addition of a large wholesale customer.   Customer growth was up 2% due to normal growth.

Operating Expenses (excluding income taxes)

The Company’s main operating expenses consist of operating and maintenance expense, depreciation and amortization, and taxes other than income.

Operating Expenses

Expenses increased $681,000 or approximately 10%.  Insurance costs increased $148,000 as a result of higher medical costs and increased premiums for workers’ compensation and general liability.  Pension expense increased $27,000 due to the impact of the stock market decline in prior years.  Other contributing factors to the increase in operating expenses included higher depreciation and amortization expense of $176,000 due to normal plant growth, and approximately $63,000 for underground line detection caused by increases in the quantity of locates due to construction related projects.  Tree trimming expense increased over $86,000 this quarter due to a Company focus on improving reliability.

Interest Charges and Other

Interest charges and other expenses decreased by $279,000.  In the first quarter of 2003, $149,000 of interest income from the environmental account was reversed, resulting in greater expenses in 2003 as compared to 2004.  Also, non-operating income increased by $61,000 in 2004 due to the interest income associated with other long-term investments.  In addition, interest expense on short term debt decreased by $65,000 due to the decrease in the obligation.

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

FPU’s long term receivable from the sale of the water operations was discounted at 4.34%. A hypothetical 0.5% (50 basis points) increase in the interest rate used would change the current fair value from $5.9 million to $5.8 million.

None of FPU’s gas or electric contracts are accounted for using the fair value method of accounting. While some of FPU’s contracts meet the definition of a derivative, FPU has designated these contracts as "normal purchases and sales" under SFAS No. 133, "Accounting for Derivatives".

FPU has no exposure to equity risk, as it does not hold any equity instruments.  FPU’s exposure to interest rate risk is limited to investments held for environmental costs and short-term borrowings on the line of credit. The investments are fixed income debt securities whose carrying amounts are not materially different than fair value. Such investments mature through 2004 and are expected to be held to maturity. Therefore, FPU does not believe it has material market risk exposure related to these instruments.  The indentures governing FPU’s two first mortgage bond series outstanding contain "make-whole" provisions, which are pre-payment penalties that charge for lost interest, which render refinancing impracticable.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

FPU’s management carried out an evaluation, under the supervision and with the participation of FPU's Chief Executive Officer and Chief Financial Officer, of the effectiveness of FPU's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, FPU’s disclosure controls and procedures were (1) designed to ensure that material information relating to FPU is made known to FPU’s Chief Executive Officer and Chief Financial Officer by others, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by FPU in the reports that FPU files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

No change in FPU’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, FPU’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

The nature of FPU's business exposes FPU to various types of claims or litigation related to the conduct of its operations.  FPU does not expect the outcome of any pending legal proceedings to have a material adverse effect on its financial condition, results of operations or cash flows.

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

Reports on Form 8-K:

•

A Form 8-K was filed March 10, 2004, announcing a press release relating to 4th quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY

(Registrant)

Date: May 14, 2004

By:    /s/ George M. Bachman

George M. Bachman

Chief Financial Officer (Principal Accounting Officer)

#