Form 10-Q
period 2004-06-30
FLORIDA PUBLIC UTILITIES CO
filed 2004-08-11
CIK 37643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-1055

Florida Public Utilities Company
(Exact name of registrant as specified in its charter)

Florida	59-0539080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 South Dixie Highway, West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)
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

 Yes    [ X ]            No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
On June 30, 2004, there were 3,943,644 shares of $1.50 par value common shares outstanding.

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

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

Signatures

PART I

Financial Information

Item 1.  Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2004	2003	2004	2003
Natural gas	$ 12,109	$ 12,792	$ 29,172	$ 31,177
Electric	10,126	9,383	20,440	19,187
Propane gas	2,494	2,234	5,842	5,194
Total revenues	24,729	24,409	55,454	55,558

Cost of fuel and taxes based on revenues	15,368	15,265	35,187	35,173

Gross Profit	9,361	9,144	20,267	20,385

Operating Expenses
Operations	5,545	5,463	11,122	10,595
Depreciation and amortization	1,451	1,375	2,955	2,703
Taxes other than income taxes	650	655	1,356	1,301
Total operating expenses	7,646	7,493	15,433	14,599

Operating income before income taxes	1,715	1,651	4,834	5,786

Other Income and (Deductions)
Merchandise and service revenue	762	586	1,626	1,389
Merchandise and service expenses	(741)	(570)	(1,566)	(1,327)
Other income	142	157	286	84
Interest expense	(1,108)	(1,105)	(2,215)	(2,283)
Total other deductions -- net	(945)	(932)	(1,869)	(2,137)

Income from continuing operations before income taxes	770	719	2,965	3,649
Income taxes	248	237	1,030	1,354
Income from continuing operations	522	482	1,935	2,295

Discontinued operations
Income from discontinued operations – water Division	-	-	-	149
Income taxes	-	-	-	(16)
Gain (loss) on disposal of water division, net of income taxes (benefits) of ($37) and $5,923, respectively	-	(61)	-	9,688
Total income (loss) from discontinued operations	-	(61)	-	9,821

Net Income	522	421	1,935	12,116

Preferred Stock Dividends	7	7	14	14

Earnings for Common Stock	$ 515	$ 414	$ 1,921	$ 12,102

Earnings (Loss) Per Common Share (basic and diluted):
Continuing Operations	$ 0.13	$ 0.13	$ 0.49	$ 0.59
Discontinued Operations	-	(0.02)	0.00	2.52
Total	$ 0.13	$ 0.11	$ 0.49	$ 3.11

Dividends Declared Per Common Share	$ 0.1500	$ 0.1475	$ 0.2975	$ 0.2900

Average Shares Outstanding	3,932,009	3,899,488	3,930,306	3,897,233

The financial statements should be read in conjunction with the Notes herein and the Notes to Condensed Consolidated Financial Statements appearing in the most recent Form 10-K.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)
	June 30,	December 31,
	2004	2003
ASSETS
Utility Plant	$ 166,684	$ 160,644
Less accumulated depreciation	54,198	52,302
Net utility plant	112,486	108,342

Current Assets
Cash	1,828	859
Accounts receivable	7,755	9,614
Allowance for uncollectible accounts	(220)	(180)
Unbilled receivables	1,495	1,673
Notes receivable	357	244
Inventories (at average or unit cost)	2,722	2,624
Prepayments and deferrals	4,637	5,518
Total current assets	18,574	20,352

Other Assets
Investments held for environmental costs	3,164	3,149
Other regulatory assets – environmental	9,127	9,127
Long term receivable and other investments	5,625	5,672
Deferred charges	10,082	10,161
Goodwill	3,366	3,366
Intangible assets (net)	2,817	2,821
Total other assets	34,181	34,296
Total	$ 165,241	$ 162,990

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity	$ 42,514	$ 41,463
Preferred stock	600	600
Long-term debt	52,500	52,500
Total capitalization	95,614	94,563

Current Liabilities
Line-of-credit	3,317	2,278
Accounts payable	8,300	8,864
Insurance accrued	427	421
Interest accrued	796	935
Taxes accrued	1,190	359
Other accruals and payables	3,403	3,824
Over recovery of fuel costs	1,351	1,740
Over recovery of conservation and unbundling	371	71
Customer deposits	6,601	6,134
Total current liabilities	25,756	24,626

Other Liabilities
Deferred income taxes and regulatory tax liability	17,628	17,882
Environmental liabilities and other	24,557	24,102
Long term medical and pension reserve	1,686	1,817
Total other liabilities	43,871	43,801
Total	$ 165,241	$ 162,990
The financial statements should be read in conjunction with the Notes herein and the Notes to Condensed Consolidated Financial Statements appearing in the most recent Form 10-K.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended
	June 30,
	2004	2003
Net Cash Flow provided by
Continuing Operating Activities	$ 7,479	$ 2,463

Net Cash Flow used in Discontinued Operations	-	(98)

Cash Flows from Investing Activities
Construction expenditures	(6,992)	(3,248)
Taxes on long term investments, net of interest	(15)	(265)
Proceeds from sale of discontinued operations	66	19,184
Other	264	55
Net cash (used in) provided by investing activities	(6,677)	15,726

Cash Flows from Financing Activities
Net change in short-term borrowings	1,039	(19,003)
Dividends paid	(1,171)	(1,122)
Other	299	242
Net cash provided by (used in) financing activities	167	(19,883)

Net increase (decrease) in cash	969	(1,792)

Cash at beginning of period	859	3,200

Cash at end of period	$ 1,828	$ 1,408

The financial statements should be read in conjunction with the Notes herein and the Notes to Condensed Consolidated Financial Statements appearing in the most recent Form 10-K.

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

1.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments necessary for fair presentation have been included.  Due to the seasonal nature of the Company’ business, the operating results for the period are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.

Substantially all of the Company’s utility plant and the shares of Flo-Gas Corporation collateralize the Company’s First Mortgage Bonds (long-term debt).   Investments held for environmental costs, accounts receivable, and inventory are collateral for the line of credit.

3.

FPU’s Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends.  At June 30, 2004, approximately $5.1 million of retained earnings were free of such restriction and therefore available for the payment of dividends.   The line of credit agreement contains covenants that, if violated, could restrict or prevent the issuance of dividends; however, the Company is not in violation of these covenants.

4.

Summary of Revenues and Operating income before income taxes (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Natural gas	$ 12,109	$ 12,792	$ 29,172	$ 31,177
Electric	10,126	9,383	20,440	19,187
Propane gas	2,494	2,234	5,842	5,194
Total revenues	$ 24,729	$ 24,409	$ 55,454	$ 55,558

Operating income before income taxes
Natural gas	$ 612	$ 1,005	$ 2,679	$ 3,970
Electric	880	526	1,550	1,250
Propane gas	223	120	605	566
Total operating income
before income taxes	$ 1,715	$ 1,651	$ 4,834	$ 5,786

5.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company does not amortize goodwill or intangibles with indefinite lives.  The Company periodically tests the reporting segments, natural gas and propane gas, for impairment, and in the event a segment is impaired, the associated goodwill and intangible assets would be written down to fair value.

Intangible assets associated with the Company’s acquisitions have been identified as a separate line item on the balance sheet and principally consist of customer distribution rights valued at $1.9 million and customer relationships valued at $900,000.  Both have indefinite lives and are not subject to amortization.

Goodwill associated with the Company’s acquisitions has been identified as a separate line item on the balance sheet and consists of $1.5 million in the natural gas segment and $1.9 million in the propane gas segment.  The impairment test performed in 2004 showed no impairment for either reporting segment.

6.

Environmental Contingencies

The Company is subject to federal and state legislation with respect to environmental, employee health and safety matters.  Additionally, environmental regulations issued by the Florida Department of Environmental Protection (FDEP), the United States Environmental Protection Agency (EPA) and other federal and state agencies also impact the Company.  Except as discussed below, the Company does not expect to incur material future expenditures for compliance with existing environmental laws and regulations.

A.  West Palm Beach Site

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

On January 30, 2004, FPU's consultant, Jacques Whitford Company, submitted an internal feasibility study report to FPU, which identified likely remedial alternatives to address the impacts now characterized at the West Palm Beach site.  The internal feasibility study report evaluated a wide range of remedial alternatives. Based on the likely acceptability of proven remedial technologies implemented at similar sites in other states, consulting/remediation costs are now projected to range from $10.0 million to $15.0 million. This range of costs covers such remedies as in situ solidification, slurry wall and cap containment, air sparge/soil vapor extraction, or in situ chemical oxidation, or some combination of these remedies.

Prior to FDEP's approval of a final remedy for the site, the Company is unable to determine the complete extent or cost of remedial action which may be required. Based on the internal feasibility study report, remediation costs (including attorneys' fees and costs) for this site are currently projected to range from $10.3 million to $15.3 million.

B.   Sanford Site

FPU owns a parcel of property located in Sanford, Florida, upon which a gasification plant was operated prior to FPU's acquisition of the property. Following discovery of soil and groundwater impacts on the property, FPU has participated with four former owners and operators of the gasification plant in the funding of numerous investigations of the extent of the impacts and the identification of an appropriate remedy. On or about March 25, 1998, FPU executed an Administrative Order on Consent ("AOC") with the four former owners and operators (collectively, the "Group") and the United States Environmental Protection Agency ("EPA") that obligated the Group to implement a Remedial Investigation/Feasibility Study ("RI/FS") task and to pay the EPA's past and future oversight costs for the RI/FS. The Group also entered into a Participation Agreement and an Escrow Agreement on or about April 13, 1998 ("RI/FS Participation Agreement"). These agreements governed the manner and means by which all parties were to satisfy their respective obligations under the AOC for the RI/FS task. FPU agreed to pay approximately 13.7% of the cost for the RI/FS. Field work for the RI/FS was initiated in 1998. A final RI report was submitted to the EPA in July 1999. The Group also submitted a Baseline Risk Assessment to the EPA in January 2000, including an Ecological Risk Assessment ("ERA"). FPU's share of the cost of these tasks was previously paid in full. The RI/FS Participation Agreement was amended on September 18, 2003, to authorize an additional $400,000 to be incurred by the Group to complete the ecological risk assessment and cover the EPA’s oversight costs for the RI/FS. FPU paid $55,000 in November 2003; its share of the additional RI/FS funding.

On July 5, 2000, the EPA issued a Record of Decision ("ROD") approving the final remedial action for contaminated soils at the site ("OU1 Remedy"). The initial estimated cost for the OU1 Remedy described in the ROD ranges from $5.6 million to $5.8 million. On June 12, 2001, the EPA issued a ROD approving the final remedial action for contaminated groundwater at the site ("OU2 Remedy"). The present worth cost estimate for the OU2 Remedy is $320,000.

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

Pre-remedial design fieldwork was performed in 2002 and 2003 to assist in the design of the final remedy for OU1 and OU2. Based on the pre-remedial design fieldwork, it is now anticipated that the final cost of the remedy for OU1 and OU2 will significantly exceed the $6.0 million combined estimate provided in the RODs for OU1 and OU2. In 2002, FPU paid $210,000 to the Escrow Agent pursuant to a first call for funds under the Second Participation Agreement. FPU's remaining obligation under the Second Participation Agreement for the remedial design/remedial action task for OU1 and OU2 is $420,000. This assumes FPU's total allocated share remains no greater than 10.5089% of $6.0 million, as currently set forth in the Second Participation Agreement, as amended through June 19, 2002. FPU has notified Group members that FPU will oppose any effort by the Group to increase FPU's share of total remedial costs above 10.5089% of the current $6.0 million cap, since the increased remedial cost is due to the discovery of additional impacted soils on property not owned by FPU.

In addition, FPU will be obligated to pay for a share of the EPA's oversight costs for the remedial design/remedial action task for OU1 and OU2. It is anticipated that FPU's share of these costs will be 10.5089% of the EPA's total bill. It is not possible at this time to calculate, to a reasonable degree of certainty, the EPA's oversight cost. However, based on other similar sites, it would be reasonable to assume such oversight cost to be approximately 20% of the projected remedial design/remedial action costs for OU1 and OU2. Assuming FPU's maximum exposure for the remedial design/remedial action cost for OU1 and OU2 does not exceed 10.5089% of $6.0 million, a reasonable estimate of FPU's share of oversight cost would be approximately $125,000.

Prior to the EPA's approval of a final remedy for the site, and the completion of negotiations among members of the Group on FPU's maximum allocated share, the Company is unable to determine the complete extent of FPU's remaining exposure at this site. Based on the existing Second Participation Agreement, FPU's remaining exposure for the remedial design/remedial action task for OU1 and OU2, the EPA's oversight costs, and FPU's attorneys' fees and costs, is projected to be approximately $725,000.

C.  Recovery of Environmental Costs

On June 30, 2004, the estimated remaining costs for consulting and remediation, legal expenses, and other related expenses for all sites is approximately $14.0 million.  The Company currently has $14.0 million reserved as an environmental liability.  The Company has recovered $4.9 million from insurance and rate recovery.  The balance of $9.1 million is recorded as a regulatory asset pending future rate recovery.  Based on existing information, management believes that all future associated costs will be recoverable through rate relief granted by the FPSC.

7.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates and assumptions.

8.

Common Shareholders’ Equity

Items impacting Common shareholders’ equity other than income and dividends are the Company’s dividend reinvestment program, employee stock purchase program and treasury stock.  The impact of these additional items increases common shareholders’ equity approximately $300,000 for the six months ended June 30, 2004.

9.

Discontinued Operations

On March 27, 2003, the Company sold certain assets comprising its former water segment to the City of Fernandina Beach ("City").  The fair value of the consideration was approximately $25.0 million.  The City paid $19.2 million in cash at closing and agreed to pay future consideration of approximately $7.4 million in installments until February 15, 2010.  FPU recognized and recorded the present value of the long-term receivable of $5.7 million, using a discount rate of 4.34%.  The long-term receivable has been subsequently increased to recognize interest income.  The first installment of $57,348 was received in February 2004.

The cash received at closing was used to repay short-term debt.  The gain on the disposal of discontinued operations, including the income from discontinued operations for the first quarter of 2003, was $15.8 million, or $9.9 million after tax, and has subsequently been adjusted to $15.9 million, or $9.9 million after tax, due to adjustments to sales related expenses that were previously estimated.  The assets of the water segment amounted to approximately $10.2 million, or less than 10% of FPU’s assets including water.  For additional information read the Notes to Consolidated Financial Statements appearing in the Company’s most recent Form 10-K.

1.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on historical information and trended current economic conditions.

11.

Subsequent Events

The Company was granted natural gas interim rate relief of approximately $1,200,000 annually, effective in the third quarter of 2004.  The Company is requesting approximately $8,200,000 in annual rate relief.  This amount is subject to review by the FPSC, which may not grant the full amount requested.  If an increase is granted, it is anticipated the final rate relief will take effect in the fourth quarter of 2004.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the documents incorporated by referenced herein contain ‘‘forward-looking‘‘ statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. ‘‘Forward-looking‘‘ statements are any statements that are not based on historical information.  Statements other than historical facts included in this report, including, without limitation, statements regarding FPU’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are ‘‘forward-looking’’ statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as ‘‘may, ‘‘ ‘‘will,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘believe,’’ ‘‘seek,’’ ‘‘estimate’’ or ‘‘continue’’ or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and FPU can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or ‘‘cautionary statements,’’ include, but are not limited to, weather conditions, changes in laws or regulations, changes in the market environment, restrictions on FPU's ability to raise capital on favorable terms, any direct or indirect effects of terrorist threats and activities, FPU's successfully petitioning for and receiving rate increases, FPU's ability to identify attractive acquisition opportunities at favorable prices and to successfully and timely complete and integrate them.

Financial Condition

Portions of FPU's business are seasonal and dependent upon weather temperatures in Florida.  These factors affect the sales of electricity and gas and impact the cash provided by operations.  Construction costs also impact cash requirements throughout the year. Therefore, any cash needs for operations and construction are met partially through short-term borrowings from our line of credit (“LOC”).  FPU also borrows under the LOC to finance any small propane acquisitions. No acquisitions have taken place in 2003 or so far in 2004.

FPU periodically pays off the short-term borrowings under the LOC using the net proceeds from the sale of long-term debt or equity securities.  The timing and type of financing is dependent on the amount borrowed from the LOC, prevailing market conditions for debt and equity, the impact to the Company’s financial covenants, and the effect on income.

In April 2003, FPU retired an expiring $20.0 million LOC.  The LOC had a $16.1 million outstanding balance on March 27, 2003, that was repaid using proceeds from the sale of the water division.  On April 1, 2003, FPU obtained a $12.0 million, thirty-nine month LOC that matures on June 30, 2006.  FPU reserves $1.0 million of the LOC to cover expenses for any major storm repairs in its electric segment, along with reserving an additional $250,000 for a ‘letter of credit’ covering propane facilities. As of June 30, 2004, the amount borrowed from the LOC was $3.3 million. The LOC, long-term debt and preferred stock as of June 30, 2004 comprised 59% of total capitalization.

Net cash flow provided by continuing operating activities through June increased in 2004 by approximately $5.0 million from 2003.  Cash received on accounts receivable in 2004 accounted for over $1.5 million of the increase. The remainder of the $5.0 million increase was primarily due to a $2.9 million estimated tax payment in 2003 for the gain on the sale of the water division. Proceeds from the water division sale of $19.2 million were used to pay off short-term debt in 2003.

Subsequent to the $2.9 million estimated tax payment in 2003 for the gain on the sale of the water division, it was determined that the income tax was eligible to be deferred (see ‘Other’ in the annual report 10-K for 2003, under ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’, ‘Interest Charges and Other’). The Company received a refund of the $2.9 million payment in July 2004.

Year to date construction expenditures increased $3.7 million through June 2004 when compared to June 2003. Construction in 2004 increased approximately $1.6 million from rebuilding two substations in the electric segment. In addition, approximately $465,000 was spent on additional propane block systems. A $1.5 million contribution to capital by the City of Lake Worth reduced construction expenses in 2003. The Company does not have any material commitments for construction expenditures.

The budgeted construction expenditures through June 2004 are $8.4 million versus actual expenditures of $7.0 million.  The lower expenditures were due to management’s decision to delay non-critical capital expenditures to improve cash flow while obtaining additional financing.  The delayed construction expenditures are expected to be incurred before the end of 2004.

Due to current market conditions and an improved banking environment, FPU will pursue increasing its LOC to provide short-term financing. Discussions with FPU’s primary bank have indicated a willingness to increase the LOC and FPU will pursue increasing the LOC up to $20 million. If successful, the Company expects that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy its operating, normal capital expenditure requirements, and dividend payments for the near future.  Depending upon operation requirements and construction expenditures, financing is anticipated to be needed to pay off the LOC in approximately one to three years. An equity offering is likely at that time, but will depend upon market conditions and other factors.

The Company has accumulated deferred charges in 2004 relating to preparing an equity offering. Due to the aforementioned items in the preceding paragraph, the potential equity offering in 2004 was cancelled in July 2004. Therefore, the accumulated charges of approximately $50,000 were expensed in July 2004.

Overview

FPU has three primary business segments: natural gas, electric and propane gas.  The natural gas and electric segments are regulated by the Florida Public Service Commission (“FPSC”).

The regulated segments are required to receive approval to set the rates charged to customers. The rates approved by the FPSC allow FPU a specified rate of return on its regulated investment and recovery of expenditures.  As part of the regulation, the costs of fuel and certain overheads are passed through to customers.

FPU’s strategy is to concentrate on developing stronger relationships with its customers, including builders and developers of residential and commercial properties.  FPU is positioning itself as a total energy company, not just a supplier of electricity or gas. Included in the strategy is a plan to increase the rate of future growth by concentrating on increasing customers and territory coverage using improved marketing programs, along with acquiring small energy related companies, particularly propane gas companies.  The Company actively pursues opportunities to purchase small gas companies to assist in growth with the goal of acquiring at least one propane company a year as feasible opportunities arise.

Contributing to variations in income are the effects of seasonal weather conditions, the timing of rate increases, and the migration of winter residents and tourists to Florida during the winter season.

The following outlines some of the major items affecting the Company:

On May 26, 2004 the Company successfully completed its filing with the FPSC requesting an increase in its natural gas rates and charges of approximately $8.2 million, annually.  The Company sought interim rate relief of $1.5 million annually and was granted $1.2 million, effective August 5, 2004.  The interim relief is subject to possible refund pending the amount of the final rate relief granted by the FPSC.  The final rate relief includes a request for recovery of $9.1 million for environmental liabilities (included on the balance sheet as Other regulatory assets-environmental), along with increased operating expenses.  In addition, FPU requested approval from the FPSC for inclusion in the rate base (regulated investment) the goodwill and intangible assets associated with the acquisition of Atlantic Utilities. The recovery of these items and the amount, if any, of final rate relief will be subject to the approval of the FPSC and is expected to be determined in October with an effective date before the end of 2004.

On August 14, 2003, FPU filed for electric rate increases and petitioned to consolidate the two electric entities into one.   FPU went before the FPSC on February 18, 2004, at which time the FPSC granted the petition to consolidate the electric divisions into one regulated entity on a going forward basis and granted a $1.8 million increase in annual revenue.  The effective date for the increase was March 17, 2004.   The Company’s revenues for the remainder of the year will reflect the portion of the increase in electric revenues from the rate relief granted.

Significant changes affecting operating expenses include pension and insurance increases. Current actuarial estimates show pension expense increasing $487,000 in 2004 compared to 2003. Pension expenses are projected to continue increasing into 2004 and 2005. Insurance costs including Medical, Liability and Workers’ compensation have also resulted in increased expenses; in 2003 these increases were $707,000.  These insurance costs are expected to remain level in 2004 and will most likely increase in 2005. FPU allocates its pension and insurance across its three operating segments.

The regulated segments are requesting or have received rate relief for some of these expected pension and insurance increases.  Further increases beyond those expected through 2004 allocated to the regulated segments may require additional future rate relief. The propane segment may recover these expenses depending on current market conditions in the propane industry and the ability to recover the expenses while remaining competitive.

RESULTS OF OPERATIONS

Discussion of Operating Results:

Gross Profit

Gross profit is defined as gross operating revenues less fuel costs, conservation and unbundling costs, and revenue based taxes that are passed through to customers.  FPU believes that gross profit provides a more meaningful basis for evaluating utility revenue because revenue for the items passed through to customers have no effect on results of operations and fluctuations in such costs distort the relationship of gross operating revenues between periods.

Summary of Gross Profit:	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2004	2003	2004	2003

Natural gas	$ 4,721	$ 4,997	$ 10,888	$ 11,747
Electric	3,313	2,838	6,305	5,716
Propane gas	1,327	1,309	3,074	2,922
Total Gross Profit	$ 9,361	$ 9,144	$ 20,267	$ 20,385

Results of Operations

Three Months Ended June 30, 2004, Compared

with Three Months Ended June 30, 2003.

Gross Profit

Natural Gas Service

Natural gas service gross profit decreased $276,000 or 6%.  Units sold in 2004 increased 6% along with a 3% increase in customers. However, gross profit declined since the 2nd quarter of 2003 included an additional $600,000 in revenue. The additional revenue resulted from reversing an estimate of over earnings made in the first quarter of 2003, which was associated with a nonrecurring $1.5 million early termination fee.

Electric Service

Electric service gross profit increased $475,000 or 17%.  Revenues increased primarily due to the rate increases granted in March 2004, along with customer growth and an increase in units sold.

Propane Gas Service

Propane gas gross profit increased $18,000 or 1%.  This was attributable to customer growth.

Operating Expenses (excluding income taxes)

The Company’s main operating expenses consist of operating and maintenance expense, depreciation and amortization, and taxes other than income.

Operating Expenses

Operating expenses increased $153,000 or approximately 2%.  The largest contributing factor was the $80,000 increase in pension expense due to stock market performance.  Insurance costs also increased $37,000 as a result of increased insurance premiums for medical, workers’ compensation, and general liability.  In addition to the pension and insurance increases, depreciation and amortization expense increased $76,000 due to normal plant growth.

Other Income and Deductions

Interest charges and other expenses increased by $13,000.  There were no significant fluctuations from the second quarter of 2003 to the second quarter of 2004.

Six Months Ended June 30, 2004, Compared

with Six Months Ended June 30, 2003.

Gross Profit

Natural Gas Service

Natural gas service gross profit decreased $859,000 or 7%.  The primary reason for the decrease was the non-recurring $1.5 million early termination fee received in 2003 in accordance with the termination of a pipeline agreement with Lake Worth Generation, LLC and the subsequent signing of a new agreement with the City of Lake Worth signed in late March 2003.

Electric Service

Electric service gross profit increased $589,000 or 10%.  Revenues increased primarily due to the rate increases granted in March 2004, along with customer growth and a 3% increase in units sold.

Propane Gas Service

Propane gas gross profit increased $152,000 or 5% primarily due to an increase in units sold and customer growth.  The increase in units sold was primarily attributable to the addition of a large wholesale customer.   Customer growth was up 1% due to normal growth.

Operating Expenses (excluding income taxes)

The Company’s main operating expenses consist of operating and maintenance expense, depreciation and amortization, and taxes other than income.

Operating Expenses

Operating expenses increased $834,000 or approximately 6%.  Insurance costs increased $185,000 as a result of increased insurance premiums for medical, workers’ compensation, and general liability.  Pension expense increased $106,000 due to stock market performance.  Tree trimming expense increased over $79,000 due to a Company focus on improving reliability.   Locating underground facilities for third parties increased approximately $48,000 due to the increasing number of road construction projects.  Depreciation and amortization expense also had an increase of $252,000 due to normal plant growth.

Other Income and Deductions

Interest charges and other expenses decreased by $268,000.  This was primarily caused by a FPSC-mandated removal of $149,000 of environmental fund interest from interest income to the liability reserve in the first quarter of 2003.   Non-operating income also increased by $62,000 in 2004 due to the interest income associated with other long-term investments.  In addition, interest expense on short-term debt decreased by $59,000 due to the decrease in the obligation on the line of credit.

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

FPU’s long term receivable from the sale of the water operations was discounted at 4.34%. A hypothetical 0.5% (50 basis points) increase in the interest rate used would change the current fair value from $6.0 million to $5.9 million.

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

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

FPU’s management carried out an evaluation, under the supervision and with the participation of FPU's Chief Executive Officer and Chief Financial Officer, of the effectiveness of FPU's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, FPU’s disclosure controls and procedures were (1) designed to ensure that material information relating to FPU is made known to FPU’s Chief Executive Officer and Chief Financial Officer by others, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by FPU in the reports that FPU files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

No change in FPU’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, FPU’s internal control over financial reporting.

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

Defaults Upon Senior Securities

Not Applicable

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 25, 2004.  At that meeting, the stockholders were asked to consider and act on the election of two directors, an increase in the number of authorized shares of the Company’s capital stock from 6,000,000 shares of common stock, par value of $1.50 per share to 10,000,000 shares of common stock, par value $1.50 and the ratification of BDO Seidman, LLP, as the Company’s independent auditors.

The following persons were elected as directors for terms expiring in 2007 and received the number of votes set forth opposite their respective names:

Nominee	For	Against/Withheld	Non-votes	Abstentions
Richard C. Hitchins	3,030,387	364,155	0	0
Rudy E. Schupp	3,030,290	364,252	0	0

The following votes were cast for the ratification of the Company’s independent auditors:

For	Against/Withheld	Non-votes	Abstentions
3,350,760	30,194	4	13,586

The following votes were cast for the approval of the increase in the Company’s capital stock:

For	Against/Withheld	Non-votes	Abstentions
2,926,614	437,074	10	30,846

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

Reports on Form 8-K:

1)  A Form 8-K was filed May 12, 2004, announcing a press release relating to 1st quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY

(Registrant)

Date: August 11, 2004

By:    /s/ George M. Bachman

George M. Bachman

Chief Financial Officer (Principal Accounting Officer)

#