Form 10-Q
period 2004-09-30
FLORIDA PUBLIC UTILITIES CO
filed 2004-11-12
CIK 37643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File Number: 001-10608 .

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
Yes [ ] No [ X ]
On October 29, 2004, there were 3,950,019 shares of $1.50 par value common stock outstanding.

INDEX

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

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2004	2003	2004	2003
Natural gas	$ 9,794	$ 8,965	$ 38,966	$ 40,142
Electric	12,168	10,911	32,608	30,098
Propane gas	2,221	1,752	8,063	6,946
Total revenues	24,183	21,628	79,637	77,186

Cost of fuel and taxes based on revenues	15,035	13,522	50,222	48,695

Gross Profit	9,148	8,106	29,415	28,491

Operating Expenses
Operations	5,749	5,345	16,871	15,940
Depreciation and amortization	1,446	1,367	4,401	4,070
Taxes other than income taxes	698	687	2,054	1,988
Total operating expenses	7,893	7,399	23,326	21,998

Operating income before income taxes	1,255	707	6,089	6,493

Other Income and (Deductions)
Merchandise and service revenue	625	565	2,251	1,954
Merchandise and service expenses	(627)	(555)	(2,193)	(1,882)
Other income	150	144	436	228
Interest expense	(1,118)	(1,103)	(3,333)	(3,386)
Total other deductions - net	(970)	(949)	(2,839)	(3,086)

Income (Loss) from continuing operations before income taxes	285	(242)	3,250	3,407
Income taxes	(64)	160	(1,094)	(1,194)
Income (Loss) from continuing operations	221	(82)	2,156	2,213

Discontinued operations
Income from discontinued operations – water division	-	-	-	149
Income taxes	-	-	-	(16)
Gain (loss) on disposal of water division, net of income taxes (benefits) of ($3) and $5,920, respectively	-	(5)	-	9,683
Total income (loss) from discontinued operations	-	(5)	-	9,816

Net Income (Loss)	221	(87)	2,156	12,029

Preferred Stock Dividends	7	7	21	21

Earnings (Loss) for Common Stock	$ 214	$ (94)	$ 2,135	$ 12,008

Earnings (Loss) Per Common Share (basic and diluted):
Continuing Operations	$ 0.05	$ (0.02)	$ 0.54	$ 0.56
Discontinued Operations	-	-	-	2.52
Total	$ 0.05	$ (0.02)	$ 0.54	$ 3.08

Dividends Declared Per Common Share	$ 0.1500	$ 0.1475	$ 0.4475	$ 0.4375

Average Shares Outstanding	3,944,798	3,912,398	3,935,232	3,902,288

The financial statements should be read in conjunction with the Notes herein.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)
	September 30,	December 31,
	2004	2003
ASSETS
Utility Plant	$ 169,731	$ 160,644
Less accumulated depreciation	54,595	52,302
Net utility plant	115,136	108,342

Current Assets
Cash	710	859
Accounts receivable	7,113	9,614
Allowance for uncollectible accounts	(210)	(180)
Unbilled receivables	1,547	1,673
Notes receivable	357	244
Inventories (at average or unit cost)	2,968	2,624
Prepayments and deferrals	2,644	5,518
Total current assets	15,129	20,352

Other Assets
Investments held for environmental costs	3,192	3,149
Other regulatory assets	9,501	9,127
Long term receivable and other investments	5,689	5,672
Deferred charges	9,981	10,161
Goodwill	3,366	3,366
Intangible assets (net)	2,816	2,821
Total other assets	34,545	34,296
Total	$ 164,810	$ 162,990

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity	$ 42,304	$ 41,463
Preferred stock	600	600
Long-term debt	52,500	52,500
Total capitalization	95,404	94,563

Current Liabilities
Line-of-credit	3,241	2,278
Accounts payable	5,841	8,864
Insurance accrued	418	421
Interest accrued	1,614	935
Taxes accrued	1,529	359
Other accruals and payables	3,390	3,824
Over recovery of fuel costs	1,112	1,740
Over recovery of conservation and unbundling	236	71
Customer deposits	6,731	6,134
Total current liabilities	24,112	24,626

Other Liabilities
Deferred income taxes and regulatory tax liability	18,929	17,882
Environmental liabilities and other	24,644	24,102
Long term medical and pension reserve	1,721	1,817
Total other liabilities	45,294	43,801
Total	$ 164,810	$ 162,990
The financial statements should be read in conjunction with the Notes herein.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Net cash flow provided by
continuing operating activities	$ 10,429	$ 4,905

Net cash flow used in discontinued operations	-	(98)

Cash flows from investing activities
Construction expenditures	(10,603)	(5,918)
Taxes on long term investments, net of interest	(43)	(324)
Proceeds from sale of discontinued operations	130	19,307
Other	277	83
Net cash (used in) provided by investing activities	(10,239)	13,148

Cash flows from financing activities
Net change in short-term borrowings	963	(18,413)
Dividends paid	(1,769)	(1,705)
Other	467	410
Net cash used in financing activities	(339)	(19,708)

Net decrease in cash	(149)	(1,753)

Cash at beginning of period	859	3,200

Cash at end of period	$ 710	$ 1,447

The financial statements should be read in conjunction with the Notes herein.

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

1.

Basis of Presentation

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments necessary for fair presentation have been included.  Due to the seasonal nature of Florida Public Utilities’ (“the Company” or “FPU”) business, the operating results for the period are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.

Collateralized Assets

Substantially all of the Company’s utility plant and the shares of Flo-Gas Corporation collateralize the Company’s First Mortgage Bonds (long-term debt).   Balances in cash, accounts receivable and inventory are collateral for the line of credit.

3.

Restriction on Dividends

FPU’s Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends.  At September 30, 2004, approximately $4.7 million of retained earnings were free of such restriction and therefore available for the payment of dividends.   The line of credit agreement contains covenants that, if violated, could restrict or prevent the payment of dividends; however, the Company is not in violation of these covenants.

4.

Summary of Revenues and Operating Income Before Income Taxes

The following is a summary of revenues and operating income before income taxes (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Natural gas	$ 9,794	$ 8,965	$ 38,966	$ 40,142
Electric	12,168	10,911	32,608	30,098
Propane gas	2,221	1,752	8,063	6,946
Total revenues	$ 24,183	$ 21,628	$ 79,637	$ 77,186

Operating income before income taxes
Natural gas	$ 136	$ 301	$ 2,815	$ 4,271
Electric	1,184	727	2,734	1,977
Propane gas	(65)	(321)	540	245
Total operating income
before income taxes	$ 1,255	$ 707	$ 6,089	$ 6,493

5.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company does not amortize goodwill or intangibles with indefinite lives.  The Company periodically tests the applicable reporting segments, natural gas and propane gas, for impairment, and in the event a segment is impaired, the associated goodwill and intangible assets would be written down to fair value.

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

FPU requested approval from the Florida Public Service Commission (“FPSC”) for inclusion in the rate base (regulated investment) the goodwill and intangible assets associated with the acquisition of Atlantic Utilities and in October 2004 was granted recovery as an acquisition adjustment the portion included in goodwill that represented the difference between fair market value of the assets acquired and the original cost.  The approved acquisition adjustment amounted to approximately $1.0 million and will be reclassified from goodwill to an acquisition adjustment in the fourth quarter of 2004.

6.

Environmental Contingencies

The Company is subject to federal and state legislation with respect to environmental, employee health and safety matters.  Additionally, environmental regulations issued by the Florida Department of Environmental Protection (FDEP), the United States Environmental Protection Agency (EPA) and other federal and state agencies also impact the Company.  For full disclosure of the legal items impacting the Company, please refer to "Contingencies" in the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K.

On September 30, 2004, the estimated remaining costs for consulting and remediation, legal expenses, and other related expense for all sites is approximately $14.0 million.  The Company currently has $14.0 million reserved as an environmental liability.  The Company has recovered $4.9 million from insurance and rate recovery.  The balance of $9.1 million is recorded as a regulatory asset.  On October 18, 2004 the FPSC approved recovery of $9.1 million for environmental liabilities (included on the balance sheet as Other regulatory assets).

7.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of these estimates include the liability reserve, unbilled revenue, and hurricane expense accruals.  Actual results may differ from these estimates and assumptions.

8.

Common Shareholders’ Equity

Items impacting common shareholders’ equity other than income and dividends are the Company’s dividend reinvestment program, employee stock purchase program and treasury stock.  The impact of these additional items increases common shareholders’ equity approximately $470,000 for the nine months ended September 30, 2004.

9.

Discontinued Operations

On March 27, 2003, the Company sold certain assets comprising its former water segment to the City of Fernandina Beach ("City").  The fair value of the consideration was approximately $25.0 million.  The City paid $19.2 million in cash at closing and agreed to pay future consideration of approximately $7.4 million in variable annual installments until February 15, 2010.  FPU recognized and recorded the present value of the long-term receivable of $5.7 million, using a discount rate of 4.34%.  The long-term receivable has been subsequently increased to recognize interest income.  The first variable annual installment of $57,348 was received in February 2004.

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

10.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on historical information and trended current economic conditions.

11.         Storm related impacts

The Company incurred storm related expenses due to the hurricanes in 2004 and charged those expenses to storm reserves. The expenses incurred for the electric areas had storm reserves that covered the amounts incurred for the hurricanes. The natural gas areas had expenses exceeding current storm reserves and have deferred those expenses pending a request to the FPSC for recovery through a surcharge. The Company will be filing a natural gas petition with the Florida Public Service Commission to seek approval to recover the 2004 storm expenses relating to the hurricanes that are in excess of the existing storm reserve.  The request will include an amount for a future storm reserve.   Management feels the Florida Public Service Commission will allow recovery of the 2004 natural gas storm expenses through a special surcharge to customers over a period of time in the future.  As of September 30, 2004 there is $453,000 of storm related expenditures.  $19,000 of the expenditures relate to capital expenditures and $434,000 relate to non-capital expenses.   The Company has $59,000 in its natural gas storm reserves and the remaining $375,000 of storm expenses has been classified as a regulatory asset.  Additional charges for repairs performed in the fourth quarter of 2004 are expected and will be included in the petition for recovery.  The recovery of storm damages, if any, will be subject to the approval of the FPSC and is expected to be determined in early 2005.  If the FPSC does not approve the Company's request for a special surcharge to customers or disallows a portion of the costs charged to the reserve, the expenses will increase by the disallowed portion.  The maximum expense that could affect operating income as of September 2004 is approximately $375,000.

12.         Subsequent Events

As previously reported, on May 26, 2004 the Company completed its filing with the FPSC requesting an increase in its natural gas rates and charges of approximately $8.2 million.  On October 19, 2004 the Company was granted final rate relief of approximately $5.9 million annually.  The interim rate relief of $1.2 million became effective August 5, 2004, with the remaining $4.7 million to be effective on November 18, 2004.  The final rate relief includes provisions for recovery of $9.1 million for environmental liabilities (included on the balance sheet as “Other regulatory assets”), along with increased operating expenses.  In addition, FPU requested approval from the FPSC for inclusion in the rate base (regulated investment) the goodwill and intangible assets associated with the acquisition of Atlantic Utilities and was granted recovery as an acquisition adjustment the portion included in goodwill that represented the difference between fair market value of the assets acquired and the original cost.  The approved acquisition adjustment amounted to approximately $1.0 million.

On October 29, 2004, FPU entered into an amended and restated loan agreement that increases the LOC, upon 30 days notice by the Company, to a maximum of to $20.0 million and expires on June 30, 2007.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

FPU has three primary business segments: natural gas, electric and propane gas.  The natural gas and electric segments are regulated by the Florida Public Service Commission.

The regulated segments are required to receive approval to set the rates charged to customers. The rates approved by the FPSC allow FPU the possibility to achieve a specified rate of return on its regulated investment and recovery of expenditures.  As part of the regulation, the costs of fuel and certain overheads are passed through to customers.

FPU’s strategy is to concentrate on developing stronger relationships with its customers, including builders and developers of residential and commercial properties.  FPU is positioning itself as a total energy company, rather than solely a supplier of electricity or gas. Included in the strategy is a plan to increase the rate of future growth by concentrating on increasing customers and territory coverage using improved marketing programs, along with acquiring small energy related companies, particularly propane gas companies.  The Company actively pursues opportunities to purchase small gas companies to assist in growth with the goal of acquiring at least one propane company a year as feasible opportunities arise.

Contributing to variations in income are the effects of seasonal weather conditions, the timing of rate increases, and the migration of winter residents and tourists to Florida during the winter season.

Results of Operations

Gross Profit Summary

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

Summary of Gross Profit:	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2004	2003	2004	2003

Natural gas	$ 4,344	$ 4,240	$ 15,232	$ 15,987
Electric	3,644	3,066	9,949	8,782
Propane gas	1,160	800	4,234	3,722
Total Gross Profit	$ 9,148	$ 8,106	$ 29,415	$ 28,491

Results of Operations

Three Months Ended September 30, 2004, Compared

with Three Months Ended September 30, 2003.

Gross Profit

Natural Gas Service

Natural gas service gross profit increased $104,000 or 2%.  Contributing to the increase was the interim rate relief effective beginning in July 2004, along with the number of customers increasing 3%.  This was offset by a 1% decrease in units sold.

Electric Service

Electric service gross profit increased $578,000 or 19%.  Revenues increased primarily due to the rate increases granted in March 2004, along with increased customers due to normal growth and a 4% increase in units sold.

Propane Gas Service

Propane gas gross profit increased $360,000 or 45%.  Approximately $130,000 of the 2004 increase is attributable to a change in propane inventory estimate in the third quarter of 2003. The remaining increase was due to increases in the propane rate charged to customers in 2004.  Additionally, units sold increased 9% and the number of customers increased slightly.

Operating Expenses (excluding income taxes)

The Company’s main operating expenses consist of operating and maintenance expense, depreciation and amortization, and taxes other than income.

Operating expenses increased $494,000 or approximately 7%.  The largest contributing factor was the $216,000 increase in pension expense resulting primarily from the stock market return being less than projected expenses.  Other operating expenses increased $109,000 due to reclassifying conservation recovery charges expected to be disallowed by the FPSC in November 2004.  In addition, depreciation and amortization expense increased $79,000 due to normal plant additions.

Nine Months Ended September 30, 2004, Compared

with Nine Months Ended September 30, 2003.

Gross Profit

Natural Gas Service

Natural gas service gross profit decreased $755,000 or 5%.  The primary reason for the decrease was the non-recurring $1.5 million early termination fee received in 2003 in accordance with the termination of a pipeline agreement with Lake Worth Generation, LLC and the subsequent signing of a new agreement with the City of Lake Worth signed in late March 2003.  This was offset by increases resulting from the interim rate relief effective beginning in July 2004.

Electric Service

Electric service gross profit increased $1,167,000 or 13%.  Revenues increased primarily due to the rate increases granted in March 2004, along with normal customer growth and a 4% increase in units sold.

Propane Gas Service

Propane gas gross profit increased $512,000 or 14%.  Approximately $130,000 of the 2004 increase is attributable to a change in propane inventory estimate in the third quarter of 2003. Additionally the propane rate charged to customers increased from the previous year.   Both units sold and the number of customers increased in 2004.  The increase in units sold was primarily attributable to the addition of a large wholesale customer.

Operating Expenses (excluding income taxes)

The Company’s main operating expenses consist of operating and maintenance expense, depreciation and amortization, and taxes other than income.  Operating expenses increased $1,328,000 or approximately 6%.  Pension expense increased $323,000 resulting primarily from the stock market return being less than projected expenses.  Other operating expenses increased $109,000 due to reclassifying conservation recovery charges expected to be disallowed by the FPSC.  Insurance costs increased $73,000 as a result of increased insurance premiums for medical, workers’ compensation, and general liability.  Tree trimming expense increased over $57,000 due to a Company focus on improving reliability.   Locating underground facilities for third parties increased approximately $44,000 due to the increasing number of road construction projects.  Depreciation and amortization expense also had an increase of $331,000 due to normal plant growth.  Additionally, 2003 had a reduction of operating expenses due a recovery on a bad debt related to the contract with Lake Worth Generation in the first quarter for $172,000 and by a reduction in accrued environmental expense of approximately $100,000 (in accordance with the directive of the FPSC).

Total Other Deductions

Total other deductions decreased by $247,000.  This was primarily caused by a FPSC-mandated removal of $149,000 of environmental fund interest from interest income to the liability reserve in the first quarter of 2003.   Non-operating income also increased by $125,000 in 2004 due to the interest income associated with the sale of the water assets.  In addition, interest expense on short-term debt decreased by $52,000 due to the decrease in the average outstanding obligation on the line of credit.

Financial Condition

Portions of FPU's business are seasonal and dependent upon weather temperatures in Florida.  These factors affect the sales of electricity and gas and impact the cash provided by operations.  Construction costs also impact cash requirements throughout the year. Therefore, any cash needs for operations and construction are met partially through short-term borrowings from our line of credit (“LOC”).  FPU also borrows under the LOC to finance any acquisitions of small propane operations. No acquisitions occurred in 2003 or in 2004 to date.

FPU periodically pays off the short-term borrowings under the LOC using the net proceeds from the sale of long-term debt or equity securities.  The timing and type of financing is dependent on the amount borrowed from the LOC, prevailing market conditions for debt and equity, the impact to the Company’s financial covenants, and the effect on income.

During the third quarter FPU had a $12.0 million, thirty-nine month LOC which would have expired on June 30, 2006.  On October 29, 2004, FPU entered into an amended and restated loan agreement that increases the LOC, upon 30 days notice by the Company, to a maximum of $20.0 million and expires on June 30, 2007.  The LOC contains affirmative and negative covenants that, if violated, would give the bank the right to accelerate the due date of the loan to be immediately payable. Management believes the Company is in full compliance with the covenants and anticipates continued compliance. FPU reserves $1.0 million of the LOC to cover expenses for any major storm repairs in its electric segment, along with reserving an additional $250,000 for a ‘letter of credit’ covering propane facilities. As of September 30, 2004, the amount borrowed from the LOC was $3.2 million. The LOC, long-term debt and preferred stock as of September 30, 2004 comprised 59% of total capitalization.

Net cash flow provided by continuing operating activities through September increased in 2004 by approximately $5.5 million from 2003.  Cash received on accounts receivable in 2004 accounted for over $1.4 million of the increase. The remainder of the $5.5 million increase was primarily due to the receipt of a $3.9 million estimated tax payment refund mainly from the deferral of the gain for tax purposes on the sale of the water division.  A $2.9 million estimated tax payment was made in 2003 related to the gain on the sale of the water division.  It was subsequently determined that the income tax would be deferred (see ‘Other’ in the annual report 10-K for 2003, under ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’, ‘Interest Charges and Other’). The Company applied for a refund and received $3.9 million payment, in July 2004.  Proceeds from the water division sale of $19.2 million were used to pay off short-term debt in 2003.

Year to date construction expenditures increased $4.7 million through September 2004 when compared to September 2003. Construction in 2004 increased approximately $2.5 million from rebuilding two substations in the electric segment. In addition, approximately $515,000 was spent on additional propane block systems. A $1.5 million contribution to capital by the City of Lake Worth reduced construction expenses in 2003. The Company does not have any material commitments for construction expenditures.

The budgeted construction expenditures through September 2004 are $11.8 million versus actual expenditures of $10.6 million.  The lower expenditures were due to management’s decision earlier in the year to delay non-critical capital expenditures to improve cash flow while obtaining additional financing.  During the fourth quarter of 2004 some of the delayed construction expenditures are expected to be incurred, although management believes actual expenditures will be less than budgeted for the year.

The Company expects that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy its operating expenses, normal capital expenditure requirements, and dividend payments for the next one to three years.  Depending upon operation requirements, environmental expenditures, pension contributions, and construction expenditures, financing is anticipated to be needed to pay off the LOC in approximately one to three years. An equity offering is likely at that time, but will depend upon market conditions and other factors.

The Company had accumulated charges earlier in 2004 relating to a potential equity offering. Due to market conditions and the Company’s ability to increase the LOC to address cash needs, the potential equity offering in 2004 was cancelled in July 2004. Accumulated charges of approximately $50,000 were expensed in July 2004.

Outlook

Rate Proceedings

On May 26, 2004 the Company completed its filing with the FPSC requesting an increase in its natural gas rates and charges of approximately $8.2 million and on October 19, 2004 was granted final rate relief of approximately $5.9 million annually.  The Company also sought interim rate relief of $1.5 million annually and was granted $1.2 million, effective August 5, 2004.  The final rate relief includes provisions for recovery of $9.1 million for environmental liabilities (included on the balance sheet as “Other regulatory assets”), along with increased operating expenses.  In addition, FPU requested approval from the FPSC for inclusion in the rate base (regulated investment) the goodwill and intangible assets associated with the acquisition of Atlantic Utilities and was granted recovery as an acquisition adjustment the portion included in goodwill that represented the difference between fair market value of the assets acquired and the original cost.  The approved acquisition adjustment amounted to approximately $1.0 million. The effective date for the final increase is November 18, 2004.

The Company incurred storm related expenses due to the hurricanes in 2004 and charged those expenses to storm reserves. The expenses incurred for the electric areas had storm reserves that covered the amounts incurred for the hurricanes. The natural gas areas had expenses exceeding current storm reserves and have deferred those expenses pending a request to the FPSC for recovery through a surcharge. The Company will be filing a natural gas petition with the Florida Public Service Commission to seek approval to recover the 2004 storm expenses relating to the hurricanes that are in excess of the existing storm reserve.  The request will include an amount for a future storm reserve.   Management feels the Florida Public Service Commission will allow recovery of the 2004 natural gas storm expenses through a special surcharge to customers over a period of time in the future.  As of September 30, 2004 there is $453,000 of storm related expenditures.  $19,000 of the expenditures relate to capital expenditures and $434,000 relate to non-capital expenses.   The Company has $59,000 in its natural gas storm reserves and the remaining $375,000 of storm expenses has been classified as a regulatory asset.  Additional charges for repairs performed in the fourth quarter of 2004 are expected and will be included in the petition for recovery.  The recovery of storm damages, if any, will be subject to the approval of the FPSC and is expected to be determined in early 2005.  If the FPSC does not approve the Company's request for a special surcharge to customers or disallows a portion of the costs charged to the reserve, the expenses will increase by the disallowed portion.  The maximum expense that could affect operating income as of September 2004 is approximately $375,000.

Pension and Insurance

Significant changes affecting operating expenses include pension and insurance increases. Current actuarial estimates increase pension expense $559,000 in 2004 compared to 2003. Pension expenses are projected to continue increasing in 2005.  Insurance costs including Medical, Liability and Workers’ Compensation have also resulted in increased expenses; in 2003 these increases were $707,000.  In 2004, these insurance costs are not expected to fluctuate materially, and will most likely increase in 2005. FPU allocates its pension and insurance across its three operating segments.

The regulated segments have or will receive rate relief for some of these expected pension and insurance increases.  Further increases beyond those expected through 2004 allocated to the regulated segments may require additional future rate relief. The propane segment may recover these expenses depending on current market conditions in the propane industry and the ability to recover the expenses while remaining competitive.

Electric Power Supply

The Company is in discussions with its two electric suppliers regarding contracts for power supply to FPU’s Northeast and Northwest Florida divisions.  The contracts currently expire on December 31, 2007 and provide FPU electricity at rates that are much lower than market rates. The fuel (electricity) costs are passed through to customers without FPU making a profit on the fuel.

The supplier for the Northwest division contacted the Company about renegotiating the contract. The supplier wants to allow for increased pricing for the duration of the contract in order for FPU to receive future benefits for electric customers after 2007. The Company believes that an agreement can be reached that is mutually acceptable which would extend the contract beyond 2007. If an agreement is reached, the FPSC will review the contract for reasonableness on behalf of the customers. If approved, electric fuel rates will increase toward the market prices and eventually reach market prices while providing stability in the future electricity supply. The Company is unable to estimate what impact, if any, higher fuel costs could have on electric consumption.

The Company is also discussing renegotiated fuel rates and an extension of the contract with the Northeast division's power supplier. It appears that the supplier may be unable to offer enough future benefits to justify changing the current fuel rates. If an agreement is not reached with the current supplier, FPU will need to look for an alternative supplier to supply electricity after 2007. The Company would probably need to construct additional transmission facilities and incur wheeling charges for the delivery of electricity, increasing the cost of fuel. It is anticipated that fuel costs for the division's electric customers will increase to market prices in 2008, and that the rates may begin to increase as early as 2005 in order to minimize the impact of fuel increases in 2008. The Company is unable to estimate what impact, if any, higher fuel costs could have on electric consumption.

Forward-Looking Statements

This report contains forward-looking statements including those relating to the Company’s expectation that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy its operating expense, normal capital expenditure requirements, and dividend payments for the next one to three years; that financing will be needed to pay off the LOC; that the FPSC will approve recovery of the 2004 storm expenses; that additional charges are expected in the fourth quarter of 2004 for the storm; that pension expenses will continue to increase in 2005; that other insurance costs will increase in 2005; and that the Company hopes to renegotiate suppliers’ contracts for 2007 and beyond.  These statements involve certain risks and uncertainties.  Actual results may differ materially from what is expressed in such forward-looking statements. Important factors that could cause actual results to differ materially from those expressed by the forward-looking statements include, but are not limited to, weather conditions, changes in laws or regulations, changes in the market environment, restrictions on FPU's ability to raise capital on favorable terms, any direct or indirect effects of terrorist threats and activities, FPU's successfully petitioning for and receiving rate increases, FPU's ability to identify attractive acquisition opportunities at favorable prices and to successfully and timely complete and integrate them.

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

FPU’s long term receivable from the sale of the water operations was discounted at 4.34%. A hypothetical 0.5% (50 basis points) increase in the interest rate used would change the current fair value from $6.1 million to $6.0 million.

None of FPU’s gas or electric contracts are accounted for using the fair value method of accounting. While some of FPU’s contracts meet the definition of a derivative, FPU has designated these contracts as "normal purchases and sales" under SFAS No. 133, "Accounting for Derivatives".

FPU has no exposure to equity risk, as it does not hold any equity instruments.  FPU’s exposure to interest rate risk is limited to investments held for environmental costs, the water sale long term receivable and short-term borrowings on the line of credit. The investments held for environmental costs are short term fixed income debt securities whose carrying amounts are not materially different than fair value. The short-term borrowings were $3.2 million at the end of September 2004.  Therefore, FPU does not believe it has material market risk exposure related to these instruments.  The indentures governing FPU’s two first mortgage bond series outstanding contain "make-whole" provisions, which are pre-payment penalties that charge for lost interest, which render refinancing impracticable.

Item 4.

Controls and Procedures

FPU’s management carried out an evaluation, under the supervision and with the participation of FPU's Chief Executive Officer and Chief Financial Officer, of the effectiveness of FPU's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, FPU’s disclosure controls and procedures were (1) designed to ensure that material information relating to FPU is made known to FPU’s Chief Executive Officer and Chief Financial Officer by others, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by FPU in the reports that FPU files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in FPU’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, FPU’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 6.

Exhibits

3.1

Amended Articles of Incorporation (incorporated herein by reference as Exhibit 3.1 to FPU’s quarterly report on Form 10-Q for the period ended June 30, 2002.)

3.2

Amended By-Laws (incorporated herein by reference as Exhibit 3(ii) to FPU’s quarterly report on Form 10-Q for the period ended June 30, 2002.)

4.1

Indenture of Mortgage and Deed of Trust of FPU dated as of September 1, 1942 (incorporated by reference herein to Exhibit 7-A to Registration No. 2-6087).

4.2

Fourteenth Supplemental Indenture dated September 1, 2001 (incorporated by reference to exhibit 4.2 on FPU’s annual report on form 10-K for the year ended December 31, 2001)

4.3

Fifteenth Supplemental Indenture dated November 1, 2001 (incorporated by reference to exhibit 4.3 on FPU’s annual report on form 10-K for the year ended December 31, 2001)

31.1

Certification of Chief Executive Officer (CEO) per Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer (CFO) per Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer (CEO) and Chief Financial Officer (CFO) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY

(Registrant)

Date: November 12, 2004

By:    /s/ George M. Bachman

George M. Bachman

Chief Financial Officer (Principal Accounting Officer)

FLORIDA PUBLIC UTILITIES COMPANY

EXHIBIT INDEX

Item Number

31.1

Certification of Chief Executive Officer (CEO) per Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer (CFO) per Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer (CEO) and Chief Financial Officer (CFO) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002