Form 10-K
period 2004-12-31
FLORIDA PUBLIC UTILITIES CO
filed 2005-03-24
CIK 37643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      __________________     to    ________________________

Commission file number 001-10608

Florida Public Utilities Company

(Exact name of the registrant as specified in its charter)

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

(561)832-0872

Securities registered pursuant to section 12(b) of the Act:

                         Title of each class                                                             Name of each exchange on which registered

     Common Stock par value $1.50 per share                                                    American Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          [ X  ]  Yes    [    ]  No

Indicate by check mark if disclosure of the delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    [   ]Yes   [ X ] No

As of June 30, 2004, the aggregate market value of the Registrant’s Common Stock held by non-affiliates (based upon the closing price of the Common Stock on that date on the American Stock Exchange) was approximately $71,150,684.

On February 17, 2005, 3,960,619 shares of the Registrant’s $1.50 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of FPU’s Proxy Statement for the May 10, 2005 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I

Item 1.

Business.

General

Florida Public Utilities Company (“FPU”) was incorporated on March 6, 1924 and reincorporated on April 29, 1925 under the 1925 Florida Corporation Law.  FPU provides natural gas, electricity and propane gas to retail, commercial and industrial customers in Florida.  FPU’s regulated segment sells natural gas and electricity to approximately 80,000 customers in Central, Northeast, Northwest and Southern Florida.  FPU’s unregulated segment operates through its wholly owned subsidiary, Flo-Gas Corporation, which sells propane gas to approximately 12,000 customers throughout the State of Florida.  FPU formerly provided water to customers in Fernandina Beach, Florida; however, the water assets were sold in 2003 to the City of Fernandina Beach.

The Florida Public Service Commission (“FPSC”) regulates FPU’s natural gas and electric operations; the propane gas operations of FPU are not regulated.  FPU operates through five divisions: (1) the South Florida division, which provides natural gas and propane gas to customers in Palm Beach, Martin and Broward Counties; (2) the Central Florida division, which provides natural gas and propane gas to customers in Lake, Seminole, Orange, Flagler and Volusia Counties; (3) the Northwest Florida division, which provides electricity to customers in Jackson, Calhoun and Liberty Counties; (4) the Northeast Florida division, which  provides electricity and propane gas to customers in Duval and Nassau Counties; and (5) the West Florida division, which provides propane gas to customers in Levy, Citrus, Hernando, Marion and Pasco Counties.

The economy in which the South Florida division operates relies somewhat on the migration of seasonal residents and tourists during the winter season.  However, year-round commercial, industrial and residential customers provide some degree of stability, lessening the impact of seasonality in the area.

Seasonal residents and tourists also play a role in the results of the Central Florida division.  However, the I-4 corridor, particularly in Seminole County’s Lake Mary/Heathrow area, is producing a growing number of large business parks, individual corporate buildings and call centers.  As FPU gains customers from this growth it should stabilize results in the Central Florida division.

The Northwest division’s growth relies on the economies in Jackson, Calhoun and Liberty Counties.  All three of those counties have historically been dependent upon a variety of agricultural industries mainly involved with timber, peanuts, cotton and beef production.  However, the largest employers within the three counties are the Federal, State and County governments’ correction and rehabilitation centers, Alliance Laundry Systems and a new 907,000 square foot Family Dollar Distribution Center which was constructed in 2004 and started merchandise distribution operations in January of 2005.  Jackson County is currently Florida’s only Federal Rural Enterprise Zone and both Jackson and Liberty Counties have been designated as Florida Enterprise Zones.  The incentives from these programs were instrumental in bringing the Family Dollar Distribution Center to Jackson County.  There are also a number of smaller industries in the division’s territory with growth increasing due to the incentive packages available through the Enterprise Zone designations.  All of this growth is providing additional customers and electric revenues in this division.  In the Northeast division, the economy is centered on two large paper mills, Rayonier, Inc. and Jefferson Smurfit Corp.

FPU does not produce energy and is therefore not a generating utility.  As a result, FPU's operations are not currently subject to the extensive environmental regulations applicable to energy producers.  FPU is affected by environmental regulations relating to the clean-up of soil contamination on land owned by FPU.  See "Contingencies" in the Notes to Consolidated Financial Statements.

Natural Gas

FPU receives all of its natural gas supply at 14 City Gate Stations.  Thirteen of the City Gate Stations are connected to the interstate Florida Gas Transmission (FGT’s) pipeline system.  One City Gate Station is served from an intrastate high-pressure transmission line owned by Florida City Gas (FCG).  Natural gas is primarily composed of methane, which is a colorless, odorless fuel that burns cleaner than many other traditional fossil fuels.  The interstate and intrastate transmission companies and FPU add odorant, which enables one to readily detect a gas leak.  Natural gas is one of the most popular forms of energy today.  It is used for heating, cooling, cooking, production of electricity by utilities, backup generation by business owners and homeowners and in many other ways by various industries.  Increasingly, natural gas is being used in combination with other fuels to improve their environmental performance and decrease pollution.

FPU has adequate gate stations in each distribution system to ensure high levels of continuous service to its customers.  The vast majority of the natural gas FPU distributes is purchased in the Gulf Coast region both onshore and offshore.  FPU has not experienced any shortages of natural gas in recent history, nor does it expect any shortages in the foreseeable future.  In fact, the U.S. Department of Energy estimates that there is more than a 60-year supply of natural gas reserves.

FGT is the sole natural gas pipeline serving FPU in peninsular Florida and is under the jurisdiction of the Federal Energy Regulatory Commission (FERC).  FPU uses FGT solely as a carrier of natural gas.  All gas supplies for FPU's traditional sales markets are independently procured by FPU using gas marketers and producers.  FPU passes all fuel costs on to its customers.  FPU also transports natural gas for customers who purchase their own gas supplies and arrange for pipeline transportation.  FPU’s operating results are not adversely affected if the customer purchases its gas from third parties because FPU does not profit on fuel sales.

Factors that affect FPU's natural gas revenues include the rates charged to customers, FPU’s supply cost for natural gas purchased for resale, economic conditions in FPU’s service areas and weather.  The weather can result in higher gas sales per day during the winter period when gas is used for heating.  Although the Florida Public Service Commission (FPSC) permits FPU to pass through to customers the increase in price for its gas supply, higher rates may cause customers to purchase less natural gas.  FPU's current portfolio of natural gas customers is reasonably diverse, with the largest customers using natural gas for the generation of electricity.  FPU is not dependent on any single natural gas customer for over ten percent of its total revenue.

Electric

FPU provides electricity in the Northwest and Northeast divisions to customers in Jackson, Calhoun, Liberty and Nassau Counties in Florida.  Wholesale electricity is purchased from two suppliers, Southern Company and JEA (formerly Jacksonville Electric Authority).  In 1996, FPU executed long-term fixed-price purchased power contracts with both suppliers that will continue through 2007.  Southern Company provides electric power to the Northwest division and JEA provides electric power to the Northeast division.  Less than 1% of FPU's power supply is purchased on an as-available basis from a self-generating paper mill located in Fernandina Beach.  These long-term contracts allow FPU to offer customers what it believes are among the lowest consumer electric rates in the State of Florida.

Both the Northwest and Northeast divisions are located in Northern Florida and experience a variety of weather patterns.  Hot summers and cold winters produce year-round electric sales that do not have highly seasonal fluctuations.  No customer of the electric segment represents more than ten percent of FPU’s revenues.

The electric utility industry has not been deregulated in the State of Florida.  All customers within a given service or franchise area purchase from the single electricity provider in that area.  Therefore, FPU does not provide transportation service to electric customers.

Propane Gas

FPU purchases its supply of propane gas from several different wholesale companies, including Dynegy-Gas Liquids Division, Inergy Propane LLC, Propane Resources, Sea3 of Tampa and Harper Industries.  Propane gas is delivered to Florida by barges to terminals in Tampa and Ft. Lauderdale, by railcars and through the Dixie Pipeline terminus at Alma and Albany, Georgia. FPU believes that the propane gas supply infrastructure is adequate to meet the needs of the industry in Florida for the foreseeable future.

Propane gas is a non-pollutant and is therefore not as affected by environmental regulations as other petroleum products. Propane gas is a hazardous material and as such is subject to strict code enforcement and safety requirements.

As with natural gas, the sales volume of propane gas is affected by the season and the weather.  Florida typically has a tourist season that coincides with the winter months; propane gas sales during that period are affected by tourism and the weather.  The propane gas segment's sales volumes and revenues are closely balanced between residential and commercial customers.  FPU is employing two strategies to become less weather dependent by concentrating on the forklift propane gas cylinder exchange market and marketing propane gas appliances not used for heating air.  FPU believes that water heaters and forklift cylinder exchange accounts are good ways to strive toward becoming less weather reliant.  No customer of the propane gas segment represents more than ten percent of FPU’s sales volume or revenues.

The propane gas division competes directly with other propane, natural gas and electric suppliers.  FPU competes on the basis of pricing and customer service.

Information about Reporting Segments

FPU is organized in three operating and reporting segments: natural gas, electric and propane gas.  FPU believes that this operating structure is a natural division of its business segments and allows the Company to maximize synergies within existing operating units.

For information concerning revenues, operating income, and identifiable assets of each of FPU’s segments, see Note 10 in Notes to Consolidated Financial Statements.

Regulation

The natural gas and electric segments are highly regulated by the FPSC.  The FPSC has the authority to regulate FPU's rates, conditions of service, issuance of securities and certain other matters affecting FPU’s natural gas and electric operations.  As a result, FPSC regulation has a significant effect on FPU's results of operations.  The FPSC approves rates that are intended to permit a specified rate of return on investment.  FPU’s rate tariffs allow the cost of natural gas and electricity to be passed through to customers.  Increases in the operating expenses of the regulated segments may require FPU to request increases in the rates charged to customers.  The FPSC has granted FPU the flexibility of automatically passing on increased expenses for certain fuel costs to customers.  Other operational expenses, such as pension and medical expenses, require FPU to petition the FPSC for rate increases.  The FPSC is likely to grant rate increases to offset increased expenditures necessary for business operations.  FPU successfully petitioned for an electric rate increase, which became effective on March 17, 2004, and for a natural gas rate increase that went into effect on November 18, 2004.

Franchises

FPU holds franchises in each of the incorporated municipalities where it provides natural gas and electricity.  These franchises generally have terms ranging from 10 to 30 years and terminate on varying dates.  FPU is currently in negotiations with some of the municipalities in which its franchises have lapsed and in new areas of service within current operating divisions.  FPU continues to provide services to these municipalities and does not anticipate any interruption in its service.

Employees

As of February 18, 2005 FPU had approximately 360 total employees, of which approximately 10 were part-time.  Of these employees, about 171 were covered under union contracts with two labor unions, the International Brotherhood of Electrical Workers and the International Chemical Workers Union.  FPU believes that its labor relations with its employees are good.

Competition

Generally, FPU does not face substantial competition with respect to its natural gas and electric services.  This is because no other competitors can provide the same energy in our areas due to FPSC regulations and territorial agreements between utilities.  However, there is competition in these areas between FPU and providers of alternate sources of energy.  FPU's propane gas services are unregulated and therefore subject to competition from other suppliers of propane gas, as well as suppliers of natural gas, electricity and alternative energy sources.  Competition in the propane gas services segment is based primarily on price and customer service.

Available Information

FPU files or furnishes periodic reports including its Form 10-Qs, Form 10-K, and Form 8-Ks, and any amendments thereto, with the Securities and Exchange Commission ("SEC").  These periodic reports and FPU’s annual report and FPU’s Code of Ethics Policy can be obtained through the Company’s website (http://www.fpuc.com).

Item 2.   Properties.

FPU owns office and warehouse facilities in Northwest, Northeast, Central, West and South Florida, which are used for operations and materials storage by the natural gas, electric, and propane segments.  Additionally, FPU owns various substations, city gate and regulator stations, easements and other assets located throughout its service areas, which are utilized in its operations.  In the electric segment at December 31, 2004, FPU owned 22 miles of electric transmission lines located in Northeast Florida and 1,067 miles of electric distribution lines located in Northeast and Northwest Florida.  In the natural gas segment, FPU owns natural gas mains that distribute gas through 1,481 miles of gas main located in Central and South Florida.  The propane gas segment is operated by FPU's subsidiary and has bulk storage facilities and tank installations on the customers' premises.

FPU owns a three-story building in West Palm Beach where its headquarters are located.

All of the properties of FPU and the shares of Flo-Gas Corporation, a wholly owned subsidiary, are subject to a lien collateralizing the funded indebtedness of FPU under its Mortgage Indenture.  See Note 1 in Notes to Consolidated Financial Statements.

Item 3.   Legal Proceedings.

FPU currently uses or used in the past, in connection with its operations, several contamination sites with respect to which there is now pending or threatened environmental litigation and is in the process of investigating and assessing that litigation.  FPU intends to vigorously defend its rights in this litigation.  FPU has insurance to cover a portion of any losses or expenses incurred as a result of this litigation and plans to apply to the FPSC for rate relief on any uninsured losses or expenses.  FPU believes that the aggregate of all future contamination assessment and remedial costs, legal fees and other related expenses will not exceed the combined sum of any insurance proceeds received and any rate relief granted.  The natural gas rate relief, granted in late 2004, included provisions for recovery of $9.1 million for environmental liabilities.

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

West Palm Beach Site

The Company is currently evaluating remedial options to respond to environmental impacts to soil and groundwater at and in the immediate vicinity of a parcel of property owned by it in West Palm Beach, Florida upon which the Company previously operated a gasification plant.  The Company entered into a Consent Order with the FDEP effective April 8, 1991, that requires FPU to delineate the extent of soil and groundwater impacts associated with the prior operation of the gasification plant and to remediate such soil and groundwater impacts, if necessary.  Numerous reports have been submitted by FPU to FDEP, describing the results of soil and groundwater sampling conducted at the site.  A Supplemental Contamination Assessment Report Addendum ("SCARA") was submitted to FDEP in December 2001, summarizing the results of past investigations and providing the results of additional fieldwork conducted in 2001, in response to comments received previously from FDEP.

On September 29, 2003, FPU submitted to FDEP a Comprehensive Soil and Groundwater Assessment Report which described the results of substantial additional fieldwork undertaken in 2003 to respond to FDEP's comments to the SCARA.  Following a meeting with FDEP in October 2004 to discuss FDEP's comments to the Comprehensive Soil and Groundwater Assessment Report, FPU agreed to implement additional fieldwork that was initiated in December 2004 and will be completed by Spring 2005.  The cost of the additional fieldwork is projected to be approximately $50,000.

Based on the likely acceptability of proven remedial technologies implemented at similar sites in other states, consulting/remediation costs to address the impacts now characterized at the West Palm Beach site are projected to range from $10.0-$15.0 million.  This range of costs covers such remedies as in situ solidification, slurry wall and cap containment, air sparge/soil vapor extraction, or in situ chemical oxidation, or some combination of these remedies.

Prior to FDEP's approval of a final remedy for the site, we are unable to determine the complete extent or cost of remedial action which may be required. Remediation costs (including attorneys' fees and costs) for this site are currently projected to range from $10.2 million to $15.2 million.

Sanford Site

FPU owns a parcel of property located in Sanford, Florida, upon which a gasification plant was operated prior to FPU's acquisition of the property.  Following discovery of soil and groundwater impacts on the property, FPU has participated with four former owners and operators of the gasification plant in the funding of numerous investigations of the extent of the impacts and the identification of an appropriate remedy.  On or about March 25, 1998, FPU executed an Administrative Order on Consent ("AOC") with the four former owners and operators (collectively, the "Group") and the EPA that obligated the Group to implement a Remedial Investigation/Feasibility Study ("RI/FS") task and to pay EPA's past and future oversight costs for the RI/FS.  The Group also entered into a Participation Agreement and an Escrow Agreement on or about April 13, 1998 ("RI/FS Participation Agreement").  These agreements governed the manner and means by which all parties were to satisfy their respective obligations under the AOC for the RI/FS task.  FPU agreed to pay approximately 13.7% of the cost for the RI/FS.  Fieldwork for the RI/FS was initiated in 1998.  A final RI report was submitted to EPA in July 1999.  The Group also submitted a Baseline Risk Assessment to EPA in January 2000, including an Ecological Risk Assessment ("ERA").  FPU's share of the cost of these tasks was previously paid in full.  The RI/FS Participation Agreement was amended on September 18, 2003, to authorize an additional $400,000 to be incurred by the Group to complete the ecological risk assessment and cover EPA oversight costs for the RI/FS.  FPU paid its share of $54,822.40 of the additional RI/FS funding in November 2003.

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

Pre-remedial design fieldwork was performed in 2002-2003 to assist in the design of the final remedy for OU1 and OU2.  Based on the pre-remedial design fieldwork, it is now anticipated that the final cost of the remedy for OU1 and OU2 will significantly exceed the $6.0 million combined estimate provided in the RODs for OU1 and OU2.  In 2002, FPU paid $210,178 to the Escrow Agent pursuant to a first call for funds under the Second Participation Agreement.  FPU's remaining obligation under the Second Participation Agreement for the remedial design/remedial action task for OU1 and OU2 is $420,356.  This assumes FPU's total allocated share remains no greater than 10.5% of $6.0 million, as currently set forth in the Second Participation Agreement, as amended through June 19, 2002.  FPU has notified Group members that FPU will oppose any effort by the Group to increase FPU's share of total remedial costs above 10.5% of the current $6.0 million cap, since the increased remedial cost is due to the discovery of additional impacted soils on property not owned by FPU.

In addition, FPU will be obligated to pay for a share of EPA's oversight costs for the remedial design/remedial action task for OU1 and OU2.  It is anticipated that FPU's share of these costs will be 10.5% of EPA's total bill.  It is not possible at this time to calculate, to a reasonable degree of certainty, EPA's oversight cost. However, based on other similar sites, it would be reasonable to assume such oversight cost to be approximately 20% of the projected remedial design/remedial action costs for OU1 and OU2.  Assuming FPU's maximum exposure for the remedial design/remedial action cost for OUI and OU2 does not exceed 10.5% of $6.0 million, a reasonable estimate of FPU's share of oversight cost would be approximately $125,000.

Prior to EPA's approval of a final remedy for the site, and the completion of negotiations among members of the Group on FPU's maximum allocated share, we are unable to determine the complete extent of FPU's remaining exposure at this site.  Based on the existing Second Participation Agreement, FPU's remaining exposure for the remedial design/remedial action task for OU1 and OU2, EPA's oversight costs, and FPU's attorneys' fees and costs, is projected to be approximately $705,000.

Pensacola site

FPU is the prior owner/operator of the former Pensacola gasification plant, located at the intersection of Cervantes Street and the Louisville and Nashville (CSX) Railroad line, Pensacola, Florida.  Following notification on October 5, 1990, that FDEP had determined that FPU was one of several responsible parties for any environmental impacts associated with the former gasification plant site, FPU entered into cost sharing agreements with three other responsible parties providing for the funding of certain contamination assessment activities at the site.

A final report describing the results of contamination assessment activities at the site was submitted to FDEP in November 1995.  The report concluded that soil or groundwater remediation was not warranted at the site.  The report further recommended that existing environmental impacts be monitored through periodic sampling of groundwater at the site.  By letter dated July 16, 1997, FDEP approved a groundwater-monitoring plan that provides for annual sampling of selected monitoring wells at the site.  Such annual sampling has been undertaken at the site since 1998.  To date, FPU's share of these costs has not exceeded $3,000 annually.

In March 1999, EPA requested site access in order to undertake an Expanded Site Inspection ("ESI").  The ESI was completed by EPA's contractor in 1999 and an ESI Report was transmitted to FPU in January 2000.  The ESI Report recommends additional work at the site. The responsible parties met with FDEP on February 7, 2000 to discuss EPA's plans for the site.  In February 2000, EPA indicated preliminarily that it will defer management of the site to FDEP; however, as of this date, FPU has not received any written confirmation from EPA or FDEP regarding this matter.  Prior to receipt of EPA's written determination regarding site management, FPU is unable to determine whether additional fieldwork or site remediation will be required by EPA, and if so, the scope or costs of such work.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

The following sets forth certain information about the executive officers of FPU as of February 24, 2005.

         Name

Age

Position

Date

John T. English

61

Chief Executive Officer

1998 - Present

President

1997 - Present

Chief Operating Officer

1997 - 2000

Charles L. Stein

55

Senior Vice President

1997 - Present

Chief Operating Officer

2001 - Present

George M. Bachman

45

Corporate Secretary

2004 - Present

Chief Financial Officer

2001 - Present

Treasurer

2001 - Present

Mr. English was Senior Vice President from 1993 preceding his appointment as President and Chief Operating Officer.

Mr. Stein was Vice President from 1993 preceding his appointment as Senior Vice President.

Mr. Bachman was Controller from 1996 preceding his appointment as Chief Financial Officer & Treasurer.

Each of these executive officers has been appointed for a one-year term expiring at the Board Meeting that follows the annual meeting of shareholders subject to his earlier resignation or removal.  There are no family relationships among any of the executive officers and directors of the company.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Quarterly Stock Prices and Dividends Paid

FPU's common shares are traded on the American Stock Exchange under the symbol FPU.  The quarterly cash dividends declared and the reported last sale price range per share of FPU’s common stock for the most recent two years were as follows:

	2004				2003
	Stock Prices			Dividends Declared	Stock Prices			Dividends Declared
Quarter ended	Low	-	High		Low	-	High

March 31	$ 15.49 - $ 20.50			$ 0.1475	$ 13.90 - $ 15.45			$ 0.1425
June 30	17.55 - 22.40			0.1500	14.45 - 17.05			0.1475
September 30	15.90 - 18.25			0.1500	14.85 - 18.00			0.1475
December 31	16.85 - 19.24			0.1500	15.00 - 16.34			0.1475

As of February 17, 2005, there were approximately 3,164 holders of record.

It is FPU's intent to continue to pay quarterly dividends for the foreseeable future.  Dividend policy is reviewed on an ongoing basis by FPU’s Board of Directors and is dependent upon FPU's future earnings, cash flow, financial condition, capital requirements and other factors.  FPU’s Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends.  At December 31, 2004, approximately $5.5 million of retained earnings were free of such restriction and therefore available for the payment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

                                          Equity Compensation Plan Information

Plan Category	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0
Equity compensation plans not approved by security holders	125,000 *

Total	125,000

* Includes 25,000 for the Non-Employee Director Compensation Plan. This plan was adopted by the Board of Directors on March 18, 2005 and is subject to shareholder approval at the 2005 meeting of shareholders.  Pursuant to the Plan, each non-employee director shall be paid an annual retainer fee partially in cash and partially in shares of Common Stock as determined from time to time by the Board.  The total amount of the retainer fee shall also be determined from time to time by action of the Board. Also includes 100,000 shares to be added to the Employee Stock Purchase Plan previously approved by shareholders.

Item 6.

Selected Financial Data.

(dollars in thousands, except per share data)

Years Ended December 31,	2004	2003		2002		2001		2000

Revenues	$110,039	$102,723		$88,461		$89,178	(2)	$81,954

Gross profit	$40,689	$37,733		$34,929		$29,940		$28,463
Earnings:
Income from continuing operations	$3,594	$2,522		$2,761	(1)	$2,456		$2,665
Income from discontinued operations (4)	-	9,901		602		596		623
Net income	$3,594	$12,423		$3,363	(1)	$3,052		$3,288
Earnings per common share (basic & diluted):
Continuing operations	$0.91	$0.64		$0.70	(1)	$0.64		$0.70
Discontinued operations (4)	-	2.53		0.16		0.16		0.17
Total	$0.91	$3.17		$0.86	(1)	$0.80		$0.87

Dividends declared per common share	$0.60	$0.59		$0.57		$0.55		$0.53

Total assets (3)	$171,688	$162,990		$150,620		$145,411	(2)	$114,009
Utility plant – net (3)	$118,723	$109,303	(5)	$104,713	(5)	$93,510	(2)	$80,227
Current debt	$5,825	$2,278		$19,183		$20,430		$17,900
Long-term debt	$52,500	$52,500		$52,500		$52,500		$23,500
Common shareholders' equity	$43,213	$41,463		$30,883		$29,329		$27,510

Notes to the Selected Financial Data:

(1) 2002 includes gain after income taxes from the sale of non-utility real property of $70, or $0.02 per share.

(2) The acquisitions in late 2001 added approximately $10,700 to Total assets and $3,975 to Utility plant – net.  Revenue recorded in 2001 from the acquisitions was approximately $326.

(3) The Total assets and Utility plant - net for 2002, 2001, and 2000 have been restated to conform to SFAS No. 143, "Accounting for Asset Retirement Obligations".

(4) On December 3, 2002, FPU entered into an agreement to sell the assets of its water utility system to the City of Fernandina Beach.  The transaction closed on March 27, 2003 (for additional information see "Discontinued Operations" in the Notes to Consolidated Financial Statements).  Revenues, Gross profit and Utility plant-net do not include discontinued operations.

(5) The Total assets and Utility plant - net for 2003 and 2002 have been restated to reflect the FPSC approved acquisition adjustment in the amount of approximately $1.0 million.  (for additional information see "Goodwill and Intangible Assets" in the Notes to Consolidated Financial Statements).

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Notes to the Consolidated Financial Statements contained herein.

Overview

FPU’s strategy is to concentrate on developing stronger relationships with its customers, including builders and developers of residential and commercial properties.  FPU is positioning itself as a total energy company, not just a supplier of electricity or gas. Included in the strategy is a plan to increase the rate of future growth by concentrating on increasing customers and territory coverage using improved marketing programs, along with acquiring small energy related companies, particularly propane gas companies.  The Company actively pursues opportunities to purchase small gas companies to assist in growth, as feasible opportunities arise.

RESULTS OF OPERATIONS

General

On August 14, 2003, FPU filed for electric rate increases and petitioned to consolidate the two electric divisions, for ratemaking purposes into one.  The request included recovery for recent increases to certain operating expenses, including pension and insurance expenses, of approximately $4.0 million.  FPU went before the FPSC on February 18, 2004, at which time the FPSC granted the petition to consolidate the rate cases on a going forward basis and granted a $1.8 million annual increase in revenue. The effective date for the increase was March 17, 2004.

On May 26, 2004 the Company completed its filing with the FPSC requesting an increase in its natural gas rates and charges of approximately $8.2 million.  On October 19, 2004 the Company was granted rate relief of approximately $5.9 million annually. The interim rate relief of $1.2 million became effective August 5, 2004, with the remaining $4.7 million effective on November 18, 2004.  The natural gas rate relief includes provisions for recovery of $9.1 million for environmental liabilities (included on the balance sheet as “Other regulatory assets”), along with increased operating expenses.  In addition, FPU requested approval from the FPSC for inclusion in the rate base (regulated investment) the goodwill and intangible assets associated with the acquisition of Atlantic Utilities and was granted recovery, as an acquisition adjustment of the portion included in goodwill that represented the difference between fair market value of the assets acquired and the original cost.  The approved acquisition adjustment amounted to approximately $1.0 million, thereby allowing the company to earn a return on this investment.

Revenue and Gross Profit

Gross profit is defined as gross operating revenues less fuel, conservation and unbundling costs, and revenue based taxes that are passed directly through to customers.  FPU believes that gross profit provides a more meaningful basis for evaluating utility revenue because revenue for the items passed through to customers has no effect on the results of operations and fluctuations in such costs distort the relationship of gross operating revenues between periods.

	Year Ended December 31,
Revenue and Gross Profit: (dollars in thousands)	2004	2003	2002
Natural Gas
Revenues	$55,962	$53,610	$40,140
Cost of fuel and other pass thru costs	34,232	32,463	21,082
Gross Profit	$21,730	$21,147	$19,058

Electric
Revenues	$42,910	$39,519	$40,930
Cost of fuel and other pass thru costs	29,732	27,987	29,651
Gross Profit	$13,178	$11,532	$11,279

Propane Gas
Revenues	$11,167	$9,594	$7,391
Cost of fuel and other pass thru costs	5,386	4,540	2,799
Gross Profit	$5,781	$5,054	$4,592

Natural Gas

Natural gas service revenues increased $2.4 million in 2004 over 2003 primarily due to a $1.8 million increase in cost of fuel and other costs that were passed through to customers.  Gross profit increased $583,000 or 3%.  The primary reason for the gross profit increase was the interim rate relief beginning in August 2004 and a final increase effective November 2004 as well as normal customer growth and a 3% increase in units sold.  A $1.5 million early termination fee received in 2003 offset the increase in gross profit.

Natural gas service revenues increased $13.5 million in 2003 compared to 2002, primarily due to an $11.4 million increase in the cost of fuel and other costs that were passed through to customers.  Natural gas gross profit increased $2.1 million, or 11% in 2003 as compared to 2002.  Gross profit increased primarily due to a non-recurring early termination fee of $1.5 million received from Lake Worth Generation LLC for the cancellation of a contract in late March 2003.  FPU negotiated a new contract with the City of Lake Worth, which resulted in a reduction of annual revenue by $231,000 compared to the previous contract. Approximately $300,000 of the increase in gross profit in 2003 was attributable to an increase in residential and commercial customer sales.  Overall, the average number of customers increased in 2003 over 2002 by 3% due to normal growth, although this was offset by a decrease in usage per customer, most likely due to milder weather and higher costs of gas.

Electric

Electric service revenues increased $3.4 million in 2004 over 2003.  $1.7 million of the increase was for the cost of fuel and other costs that were passed through to customers.  Gross profit increased $1.6 million or 14% in 2004 over 2003.  The increase in gross profit was primarily due to the rate increases granted in March 2004, along with normal customer growth and a 6% increase in units sold.

Electric service revenues decreased $1.4 million, or 3% in 2003 compared to 2002, primarily due to a $1.7 million decrease in the cost of fuel and other costs that were passed through to customers.  Electric gross profit increased $253,000 or 2% in 2003 over 2002 primarily due to an increase in late fees of $226,000.  Customer growth was up 2% in 2003 over 2002 due to normal growth. This growth was offset by a 4% decline in usage per customer most likely due to milder weather.

Propane Gas

Propane revenue increased $1.6 million and gross profit increased $727,000 or 14% in 2004 compared to 2003.  The margin on propane rates charged to customers increased 11% from the previous year.  Additionally, approximately $130,000 of the gross profit increase in 2004 over 2003 is attributable to a refinement of propane inventory estimate that lowered gross profit in the third quarter of 2003.  Propane unit sales increased 7% due primarily to the addition of a large wholesale customer along with an increase in the total number of customers in 2004.

Propane revenue increased in 2003 compared to 2002 by approximately $2.2 million, primarily attributable to a $1.6 million increase in the cost of gas sold.  The cost of gas sold was passed onto customers through rate increases.  Propane revenue from late fees and service fees increased $291,000.  Propane gas gross profit increased $462,000, or 10%, primarily due to the acquisition of a propane gas company in late 2002 and the construction and sale of two storage tanks at a Lake Worth high school, which contributed $106,000 to the increase.  An increase in late fees and the assessment of regulatory compliance fees beginning in the first quarter of 2003 for propane gas customers also contributed to the increase.  These increases were offset by refinement of an estimate for propane gas inventory held at customer premises in the third quarter.  In addition, the gross profit per unit sold decreased as FPU elected to reduce the profit margin for some customers in an effort to remain competitive.  The number of customers increased by 8% primarily due to the acquisition, and usage per customer increased.

Operating Expenses (excluding income taxes)

Operating expenses, which include ‘Operations’ and ‘Taxes other than income taxes’, exclude fuel costs, conservation and unbundling costs, and taxes based on revenues that are passed through to customers (discussed above).

Operating Expenses (excluding income taxes):
(dollars in thousands)	Year Ended December 31,
	2004	2003	2002
Natural gas	$ 16,752	$ 15,957	$ 14,767
Electric	9,825	9,283	8,299
Propane gas	5,126	4,800	4,094

Natural Gas

Natural gas operating expenses, excluding income taxes, increased $795,000, or 5%, in 2004 as compared with 2003.  Depreciation and amortization expense increased $353,000 due to an increase in plant assets and customer account expense increased $260,000.  The increase in customer account expense in 2004 over 2003 was primarily due to a reduction, in the first quarter of 2003, of operating expenses due to a $172,000 recovery of bad debt related to the contract with Lake Worth Generation. Administrative expenses increased $146,000 and are discussed separately in the administrative expenses section. Other operating expense increased $61,000, partially due to an increase in underground natural gas line location expense of $32,000 that was caused by an increase in the quantity of natural gas line locations performed due to construction related projects.  The increase was offset by a decrease of $121,000 in maintenance expenses in the first quarter of 2004 related to an abandoned construction project for a main insertion failure at Royal Park Bridge in South Florida.

Natural gas operating expenses, excluding income taxes, increased $1.2 million, or 8%, in 2003 as compared with 2002. Administrative expenses increased $668,000 and are discussed separately in the administrative expenses section. Other operating expense increased $337,000, partially due to an increase in underground natural gas line location expense of $175,000 that was caused by an increase in the quantity of natural gas line locations performed due to construction related projects.  Other contributing factors to the increase include higher depreciation expense of $278,000 due to an increase in plant assets and an increase of $206,000 in maintenance expenses in the first quarter related to an abandoned construction project for a main insertion failure at Royal Park Bridge in South Florida.  These increases were offset by the collection of an expected bad debt of $172,000 related to the contract with Lake Worth Generation in the first quarter of 2003.

Electric

Electric operating expenses, excluding income taxes, increased $542,000, or 6%, in 2004 as compared with 2003.  Administrative costs, discussed below in more detail, increased $234,000.  Maintenance increased $205,000 primarily due to increased maintenance requiring subcontractor involvement in maintenance projects (more costly than in house labor) and $68,000 increase in tree trimming expense due to additional tree trimming activities that were needed to properly maintain line clearances and reduce potential outages.  Customer account expense increased $34,000.

Electric operating expenses, excluding income taxes, increased $984,000, or 12%, in 2003 over 2002.  Administrative costs, discussed below in more detail, increased $376,000.  Customer account expense increased $141,000, due mostly to uncollectible accounts of $39,000 and temporary staffing of $37,000.  Depreciation and maintenance expenses increased $229,000 and $79,000, respectively, due to increases in plant assets.

Propane Gas

Propane gas operating expenses, excluding income taxes, increased $326,000, or 7%, in 2004 as compared with 2003. Administrative expenses, discussed below, increased $152,000, and other operating expenses increased $50,000.  Depreciation expense also increased $52,000 due to increases in plant assets.  Uncollectible accounts increased $35,000 due to increased accounts receivable.

Propane gas operating expenses, excluding income taxes, increased $706,000, or 17%, in 2003 over 2002.  Administrative expenses, discussed below, increased $321,000, and other operating expenses increased $275,000 primarily due to the acquisition of a company in late 2002.  Depreciation expense also increased $71,000 due to increases in plant assets.

Administrative Expenses

Administrative expenses increased $532,000, or 8%, in 2004 over 2003.  Pension expense increased $431,000 due to the performance of the investments in the pension plan.  Insurance increased $201,000 primarily due to increased medical costs. Amortization of electric rate case expense began in April 2004 and increased expense by $59,000.  The Company had accumulated charges earlier in 2004 relating to a potential equity offering.  Due to market conditions and the Company’s ability to increase the line of credit to address cash needs, the potential equity offering in 2004 was cancelled in July 2004.  Accumulated charges of approximately $50,000 were expensed in July 2004.  This was more than offset by a decrease in outside services primarily due to a change in external auditors.

Administrative expenses increased $1.4 million, or 25%, in 2003 as compared to 2002.  This increase was primarily caused by an increase in insurance expense of $451,000 caused by higher medical costs and increased premiums for worker’s compensation and general liability.  The increase in premiums resulted from increased payroll and higher insurance rates.  Pension expense increased $586,000 due to the performance of the investments in the pension plan.  Additionally, other outside services increased approximately $191,000 mostly due to Sarbanes-Oxley compliance, which required increased accounting related services.  FPU also began utilizing additional outside tax related services in 2003.

Total Other Deductions

Interest Expense

Interest expense consists of interest on bonds, short-term borrowings and customer deposits.  In 2004, total interest expenses decreased $26,000 from 2003 primarily due to a decrease in interest expense on short-term debt resulting from a decrease in the average outstanding loan balance on the line of credit.

In 2003, total interest expenses decreased $25,000 from 2002.  Interest on short-term borrowings decreased $249,000, as a result of the decrease in notes payable, offset by a decrease in interest on the allowance for funds used during construction of $180,000 as a result of completing a generation pipeline in 2002.

Other

Other consists of income and expense from the Company’s merchandise and services, gains or losses on disposal of property and other miscellaneous income or expenses.  The Company’s merchandise and services activities include the sale of merchandise as well as installation and other contract work.  Merchandise and service revenue and expenses both increased in 2004 from 2003; however merchandise profitability decreased $69,000 primarily due to increased expenses from sub-contractors on increased installations and service.  Non-operating income increased by $200,000 in 2004 from 2003 largely due to $251,000 additional interest income associated with the sale of the water assets.  This was offset by a $149,000 adjustment in 2003 required by the FPSC to reclassify environmental interest income to the liability reserve.

Merchandise and service profitability decreased approximately $114,000 in 2003 from 2002 due to changes in marketing personnel in 2003 that resulted in decreased focus on merchandise sales.  Other income decreased approximately $196,000 primarily due to an adjustment required by the FPSC reclassifying interest income to the liability reserve.  In 2002, FPU sold non-utility property for a gain of $112,000, further reducing the amount of expense in 2002 compared to 2003.

See “Discontinued Operations” for additional information regarding the sale of water in 2003 and the effects on the financial statements.

Liquidity and Capital Resources

Portions of FPU's business are seasonal and dependent upon weather conditions in Florida.  These factors affect the sale of electricity and gas and impact the cash provided by operations.  Construction costs also impact cash requirements throughout the year.  Cash needs for operations and construction are met partially through short-term borrowings from our line of credit (“LOC”).  A line of credit is generally entered into for three years and is renewable at the end of the initial three year period.

In prior years, FPU has periodically paid off short-term borrowings under lines of credit using the net proceeds from the sale of long-term debt or equity securities.  The Company may use these similar types of proceeds in the future to pay off short-term borrowings, dependent on the amount borrowed from the LOC, prevailing market conditions for debt and equity, the impact to the Company’s financial covenants, and the effect on income.

FPU's 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property.  At December 31, 2004, such calculation would permit the issuance of approximately $32.3 million of additional bonds.

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

FPU has current approval from the FPSC to issue and sell and/or exchange an additional amount of $40.0 million in any combination of long-term debt, short-term notes and equity securities and/or to assume liabilities or obligations as guarantor, endorser or surety, during calendar year 2005.  FPU received this approval on December 8, 2004.

During most of 2004, FPU had a $12.0 million, thirty-nine month LOC with the Bank of America that would have expired on June 30, 2006.  On October 29, 2004, FPU entered into an amended and restated loan agreement with the Bank of America that increases the LOC, upon 30 days notice by the Company, to a maximum of $20.0 million and expires on June 30, 2007.  The LOC contains affirmative and negative covenants that, if violated, would give the bank the right to accelerate the due date of the loan to be immediately payable.  The covenants include financial ratios that must be met or exceeded.  All ratios are currently exceeded and management believes the Company is in full compliance with all covenants and anticipates continued compliance.  FPU reserves $1.0 million of the LOC to cover expenses for any major storm repairs in its electric segment, along with reserving an additional $250,000 for a ‘letter of credit’ covering propane facilities. As of December 31, 2004, the amount borrowed under the LOC was $5.8 million.  The LOC, long-term debt and preferred stock as of December 31, 2004 comprised 58% of total capitalization.

Net cash flow provided by continuing operating activities increased in 2004 by approximately $4.4 million from 2003. The increase was primarily due to the receipt of a $3.9 million estimated tax payment refund received in 2004 mainly from the deferral of the gain for tax purposes on the sale of the water division in 2003.  Proceeds from the water assets sale of $19.2 million added to net income in 2003 and were used to pay off short-term debt.  A $2.9 million estimated tax payment made in 2003 related to the gain on the sale of the water division.  It was subsequently determined that the income tax would be deferred (see ‘Discontinued Operations’).  The Company applied for a refund and received $3.9 million in July 2004 which included other estimated tax over payments.

Net cash flow provided by continuing operating activities for 2003 decreased slightly from 2002.  Fluctuations in the discontinued operations income, deferred income taxes, and accounts payable were mostly related to the sale of the water segment.  In 2002, FPU had funds classified as restricted proceeds from the private activity bond acquired in late 2001.  As construction progressed, the balance of these restricted proceeds decreased, and was fully unrestricted in 2003.

Construction expenditures increased $4.0 million through December 2004 compared to December 2003.  Construction in 2004 increased approximately $2,735,000 from rebuilding two substations in the electric segment.  In addition, approximately $575,000 was spent on additional propane block systems.

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

The Company does not currently have any material commitments for construction expenditures.

Long-term debt has sinking fund payments that begin in 2008.  The company has not been required in recent years to make contributions to the pension plan.  However, current projections show contributions being required as early as 2006.  Actuarial forecasts show $1,030,000 as a potential contribution in 2006 and $1,430,000 for 2007.  Environmental clean up is anticipated to require approximately $10 million in 2007 the remainder to be paid in the following years.

The Company expects that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy its operating expenses, normal capital expenditure requirements, and dividend payments for the next one to three years.  Depending upon operation requirements, environmental expenditures, pension contributions, and construction expenditures, additional financing may be needed to pay off the LOC within the three-year period.  The Company may consider equity or debt offerings.

Outlook

Rate Proceeding

On May 26, 2004 the Company completed its filing with the FPSC requesting an increase in its natural gas rates and charges of approximately $8.2 million.  On October 19, 2004 the Company was granted final rate relief of approximately $5.9 million annually.  Interim rate increase of $1.2 million became effective August 5, 2004, with the remaining $4.7 million effective on November 18, 2004.  The final natural gas rate relief includes provisions for recovery of $9.1 million for environmental liabilities (included on the balance sheet as “Other regulatory assets”), along with increased operating expenses.  In addition, FPU requested approval from the FPSC for inclusion in the rate base (regulated investment) the goodwill and intangible assets associated with the acquisition of Atlantic Utilities and was granted recovery, as an acquisition adjustment, the portion included in goodwill that represented the difference between fair market value of the assets acquired and the original cost.  The approved acquisition adjustment amounted to approximately $1.0 million.  The rate relief also included recovery of certain material expenditures that begin January 1, 2005.  These include amortization of a bare steel replacement program, environmental, and rate case expenses and they will be approximately $1.1 million annually.

Bare Steel Replacement Program (Natural Gas)

FPU has developed a plan to replace its bare steel gas mains (large pipes) and associated bare steel services (small pipes) over a period of fifty years.  This program is needed in order to replace bare steel pipes that are susceptible to corrosion and to ensure the reliability of the Company’s distribution system.  The bare steel replacement program officially commenced in early 2005 and FPU plans to spend approximately $566,000 annually for the replacement program in both South Florida and Central Florida gas distribution systems.  The natural gas rate case included the recovery of the expenditures for this program.

Storm Reserve

The Company incurred storm related expenses due to the hurricanes in 2004 and charged those expenses to storm reserves.  The storm reserves in the electric segment were sufficient to cover the amounts incurred for the hurricanes.  The natural gas segment had expenses exceeding current storm reserves and has deferred those expenses pending a request to the FPSC for recovery through a surcharge.

The Company filed a natural gas petition in December 2004 with the FPSC to seek approval to recover the 2004 storm expenses relating to the hurricanes that are in excess of the existing storm reserve.  The request included an amount for a future storm reserve of $300,000.  Management believes the FPSC will allow recovery of the 2004 natural gas storm expenses through the special surcharge to customers over a period of time in the future.  As of December 31, 2004, $555,000 of 2004 storm related expenditures was charged against the reserve.  This included $21,000 in capital expenditures and $534,000 related to non-capital expenses.  The Company had $59,000 in its natural gas storm reserves and also expects the FPSC to allow partial application of our previous 2002 natural gas over earnings to the storm reserve to cover an additional $80,000 of those storm charges.  The remaining $416,000 of storm expenses has been classified as a regulatory asset pending future rate recovery.  The recovery of storm damages, if any, will be subject to the approval of the FPSC and is expected to be determined in 2005.  If the FPSC does not approve the Company's request for a special surcharge to customers or disallows a portion of the costs charged to the reserve, the expenses will increase by the disallowed portion.  As of December 31, 2004, the maximum expense that could affect operating income in 2005 is approximately $534,000.

Pension and Insurance

Pension and Insurance costs have been increasing and are expected to continue to increase.  Pension increased in 2004 by $559,000 and current actuarial estimates show pension expense increasing an additional $393,000 in 2005.  Pension expenses are projected to continue increasing into 2006. Insurance costs including Medical, Liability and Workers’ compensation, have increased by $59,000 in 2004 and are expected to increase in 2005.

The regulated segments have received rate relief for some of the expected pension and insurance increases.  Further increases beyond those experienced through 2004, which are allocated to the regulated segments, may require additional future rate relief.  The propane segment may recover these expenses by increasing rates depending on current market conditions in the propane industry and the ability to remain competitive.

Due to significant cost increases for the Company’s pension plan over the past three years and with expectations that these cost increases will continue in the years ahead, the Company has decided to discontinue eligibility to our pension plan for all new non-union hires, and begin a new 401K match for new hires, effective January 1, 2005.  This same change for unionized employees will be negotiated with our respective unions throughout 2005 and 2006 as their contracts expire.

This new 401K company-match is 50 cents on every dollar contributed by the employee on the first 6% of their salary, for a total annual company contribution of up to 3%.  The company match begins after six months of continuous service, with vesting of 100% after three years of continuous service.

Electric Power Supply

The contracts with our two electric suppliers expire on December 31, 2007.  The contracts currently provide FPU electricity at rates that are much lower than market rates and these savings are passed through to our customers without FPU making a profit on the fuel.  The Company expects that on re-negotiation of our supply contracts, below market prices will not be attainable.  The Company is in discussions with the Public Service Commission and suppliers to negotiate the best price and ways to minimize the impact of market-price fuel costs to our customers in 2008.

If the Company enters into contracts with new suppliers additional transmission facilities will most likely have to be constructed and wheeling charges for the delivery of electricity will increase the cost of fuel.  It is anticipated that fuel costs for the divisions’ electric customers will increase to market prices in 2008 and that rates may begin to increase as early as 2006 in order to minimize the impact of fuel increases in 2008.  The Company is unable to estimate what impact, if any, higher fuel costs could have on electric consumption.

Propane

The Company currently has propane pre-buy agreements with favorable terms based on current market conditions.  The purchase of propane gas under these agreements in the first quarter of 2005 is currently expected to provide an increase to the gross profit in our propane segment of approximately $160,000.  The realization of this additional gross profit depends on future market conditions affecting the cost of propane over the first quarter of 2005.  These pre-buy agreements are made in the normal course of procuring propane supplies.

Management is currently performing a comprehensive review of the propane segment for additional ways to reduce expenses and increase revenues.  These revenues or savings, if any, would be realized during 2005.

Forward-Looking Statements (Cautionary Statement)

This report contains forward-looking statements including those relating to the Company’s expectation that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy its operating expense, normal capital expenditure requirements, and dividend payments for the next one to three years; that financing may be needed to pay off the LOC; that the estimated value of the future value of consideration from the City relating to the sale of our water division will be realized; that the FPSC will approve recovery of the 2004 storm expenses; that pension expenses will continue to increase in 2005; that other insurance costs will increase in 2005; that the company will have increased gross profit due to pre-buy agreements or savings in the propane segment during 2005, and that the Company expects to have higher fuel costs for 2008 and beyond.  These statements involve certain risks and uncertainties.  Actual results may differ materially from what is expressed in such forward-looking statements.  Important factors that could cause actual results to differ materially from those expressed by the forward-looking statements include, but are not limited to, weather conditions, changes in laws or regulations, changes in the market environment, restrictions on FPU's ability to raise capital on favorable terms, any direct or indirect effects of terrorist threats and activities, FPU's successfully petitioning for and receiving rate increases, FPU's ability to identify attractive acquisition opportunities at favorable prices and to successfully and timely complete and integrate them.

Contractual Obligations	Payments due by period (dollars in thousands):
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Long-Term Debt	$ 52,500	$ -	$ -	$ 2,818	$ 49,682
Operating Lease Obligations	336	116	110	73	37
Natural Gas and Propane Purchase Obligations	83,416	48,111	18,161	8,270	8,874
Electric Purchase Obligations	326	56	111	106	53
Other Purchase Obligations	1,368	694	659	15	-
Total	$137,946	$ 48,977	$ 19,041	$ 11,282	$ 58,646

The Long-Term Debt obligations are principal amounts only and exclude interest.

The Company utilizes blanket purchase orders for expected annual requirements to many of our suppliers. Requirements under blanket purchase orders generally do not become an obligation until specifically ordered during the year. We also utilize specific Purchase Orders that are generally included as an obligation. A purchase order is considered an obligation if it is associated with a contract or is authorizing a specific purchase of material. The Other Purchase Obligation amount presented above represents the value of purchase orders considered an obligation.

Our pension plan continues to meet all funding requirements under ERISA regulations; however, under current actuarial assumptions contributions may be required as early as 2006.  Actuarial forecasts show $1,030,000 as a potential contribution in 2006 and $1,430,000 for 2007.  Environmental clean up is anticipated to require approximately $10 million in 2007 the remainder to be paid in the following years.

The Company has medical postretirement payments relating to retiree medical insurance. These payments are not included in the table. Estimated future payments are contained in Note 12 in the Notes to Consolidated Financial Statements.

The Company has historically paid dividends. It is FPU's intent to continue to pay quarterly dividends for the foreseeable future.  Dividend policy is reviewed on an ongoing basis by FPU’s Board of Directors and is dependent upon FPU's future earnings, cash flow, financial condition, capital requirements and other factors.

Impact of Recent Accounting Standards

Financial Accounting Standard No. 123R

In December 2004, The FASB issued SFAS No. 123R (revised 2004)” Share-Based Payment”.  This revised statement is effective for the first interim or annual reporting period that begins after June 15, 2005.  This statement primarily affects transactions in which an entity obtains employee services in share-based payment transactions.  The Company does not feel that adoption of this revised FASB will result in any material change to our financial statements and current method of reporting stock based transactions.  The Company began recording compensation expense relating to the plan in compliance with SFAS No. 123 in the first quarter of 2004.  The 2004 expense was $68,000.

OTHER

Critical Accounting Policies and Estimates

Rate Regulated Basis of Accounting - FPU prepares its financial statements in accordance with the provisions of SFAS No. 71 – "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71) and it is FPU’s most critical accounting policy.  In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation.  As a result, a regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate making process, there will be a corresponding increase or decrease in revenues or expenses.  SFAS No. 71 does not apply to the unregulated propane gas operations.

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

Revenue Recognition – FPU bills utility customers on a monthly cycle basis; however, the billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting.  FPU accrues estimated revenue for gas and electric customers not yet billed for a full billing cycle during the accounting period.  Determination of unbilled revenue relies on the use of estimates, fuel purchases and historical data.

Effects of Inflation - FPU's tariffs associated with its utility operating divisions provide for fuel clauses through which rates charged to customers are adjusted for changes in the cost of fuel on a reasonably current basis.  Increases in other utility costs and expenses not otherwise offset by increases in revenues or reductions in other expenses could have an adverse effect on earnings due to the time lag associated with obtaining regulatory approval to recover such increased costs and expenses, the uncertainty of whether regulatory commissions will allow full recovery of such increased costs and expenses and any effect on unregulated propane gas operations.

Environmental Matters - FPU currently uses or used in the past, in connection with its operations, several contamination sites with respect to which there is now pending or threatened environmental litigation and is in the process of investigating and assessing that litigation; see "Contingencies" in the Notes to Consolidated Financial Statements.  FPU intends to vigorously defend its rights in this litigation.  FPU has insurance to cover a portion of any losses or expenses incurred as a result of this litigation and plans to apply to the FPSC for rate relief on any uninsured losses or expenses.  FPU believes that the aggregate of all future contamination assessment and remedial costs, legal fees and other related expenses will not exceed the combined sum of any insurance proceeds received and any rate relief granted.  The final 2004 natural gas rate relief includes provisions for future recovery of $9.1 million for environmental liabilities (included on the balance sheet as “Other regulatory assets”).

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

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

None of FPU’s gas or electric contracts are accounted for using the fair value method of accounting.  While some of FPU’s contracts meet the definition of a derivative, FPU has designated these contracts as "normal purchases and sales" under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

FPU has no exposure to equity risk, as it does not hold any equity instruments.  FPU’s exposure to interest rate risk is limited to investments held for environmental costs, the water sale long term receivable and short-term borrowings on the line of credit. The investments held for environmental costs are short term fixed income debt securities whose carrying amounts are not materially different than fair value. The short-term borrowings were $5.8 million at the end of December 2004. Therefore, FPU does not believe it has material market risk exposure related to these instruments. The indentures governing FPU’s two first mortgage bond series outstanding contain "make-whole" provisions, which are pre-payment penalties that charge for lost interest, which render refinancing impracticable.

FPU’s long term receivable (non-interest bearing) from the sale of the water operations was discounted at 4.34%. A hypothetical 0.5% (50 basis points) increase in the interest rate used would change the current fair value from $6.1 million to $6.0 million.

In 2004, a hypothetical 0.5% (50 basis points) decrease in the long-term interest rate on $52.5 million debt would change the fair value from $63.8 million to $68.1 million.

Changes in short-term interest rates could have an effect on income depending on the balance borrowed on the variable rate line of credit.  On December 31, 2004 and 2003, FPU had $5.8 million and $2.3 million in short-term debt, respectively.  A hypothetical 1% increase in interest rates would have resulted in a decrease in annual earnings by $36,000 and $14,000 respectively, based on year-end borrowings.

Item 8.

Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
	_Years Ended December 31_
Revenues	2004	2003	2002
Natural gas	$55,962	$ 53,610	$ 40,140
Electric	42,910	39,519	40,930
Propane gas	11,167	9,594	7,391
Total revenues	110,039	102,723	88,461
Cost of fuel and taxes based on revenues	69,350	64,990	53,532
Gross profit	40,689	37,733	34,929
Operating Expenses
Operations	20,068	19,015	17,271
Maintenance	2,982	2,881	2,551
Depreciation and amortization	5,900	5,492	5,026
Taxes other than income taxes	2,753	2,652	2,312
Total operating expenses	31,703	30,040	27,160
Operating income before total other deductions (net) and income taxes	8,986	7,693	7,769
Other Income and (Deductions)
Merchandise and service revenue	3,366	2,799	3,001
Merchandise and service expenses	(3,326)	(2,690)	(2,778)
Other income	625	394	590
Other deductions	20	(19)	(18)
Gain from sale of non-utility property	-	-	112
Interest on long-term debt	(3,949)	(3,949)	(3,937)
Interest on short-term borrowings	(42)	(75)	(324)
Customer deposits and other interest	(471)	(464)	(252)
Total other deductions – net	(3,777)	(4,004)	(3,606)

Income from continuing operations before income taxes	5,209	3,689	4,163
Income taxes	(1,615)	(1,167)	(1,402)
Income from continuing operations	3,594	2,522	2,761
Discontinued Operations
Income from discontinued operations-water division	-	149	908
Income taxes	-	(16)	(306)
Gain on disposal of water division, net of income taxes of $5,955	-	9,768	-
Total income from discontinued operations	-	9,901	602
Net Income	3,594	12,423	3,363
Preferred Stock Dividends	29	29	29
Earnings for Common Stock	$3,565	$12,394	$3,334
Earnings Per Common Share (basic and diluted): Continuing Operations	$.91	$.64	$.70
Discontinued Operations	-	2.53	.16
Total	$.91	$3.17	$.86
Dividends Declared Per Common Share	$.60	$.59	$.57
Average Shares Outstanding	3,938,929	3,905,814	3,871,019

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)	December 31,
ASSETS	2004	2003
Utility Plant
Natural gas	$85,608	$81,331
Electric	68,577	62,403
Propane gas	13,469	12,371
Common	5,694	5,500
Total	173,348	161,605
Less accumulated depreciation	54,625	52,302
Net utility plant	118,723	109,303

Current Assets
Cash	499	859
Accounts receivable	10,847	9,614
Notes receivable	394	244
Allowance for uncollectible accounts	(269)	(180)
Unbilled receivables	2,285	1,673
Inventories (at average or unit cost)	2,956	2,624
Insurance & pension prepayments	814	750
Income tax prepayments	1,625	4,768
Under-recovery of fuel	274	-
Total current assets	19,425	20,352

Other Assets
Investments held for environmental costs	3,183	3,149
Other regulatory assets - storm reserve	416	-
Other regulatory assets - environmental	9,297	9,127
Long term receivables and other investments	5,811	5,672
Deferred charges	7,652	8,115
Unamortized debt discount	1,962	2,046
Goodwill	2,405	2,405
Intangible assets (net)	2,814	2,821
Total other assets	33,540	33,335
Total	$171,688	$162,990
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity	$43,213	$41,463
Preferred stock	600	600
Long-term debt	52,500	52,500
Total capitalization	96,313	94,563

Current Liabilities
Line of credit	5,825	2,278
Accounts payable	9,861	8,864
Insurance accrued	364	421
Interest accrued	969	935
Taxes accrued	4,101	359
Deferred income tax	241	-
Over-recovery of fuel costs	-	1,740
Over-recovery of conservation and unbundling	94	71
Customer deposits	6,891	6,134
Total current liabilities	28,346	24,626

Other Liabilities
Deferred income taxes	18,424	16,065
Unamortized investment tax credits	491	574
Environmental liability	13,989	14,000
Regulatory liability – cost of removal	7,824	6,093
Regulatory tax liabilities	1,113	1,243
Long-term post-retirement medical reserve	1,757	1,817
Customer advances for construction	1,893	1,749
Storm damage	1,538	2,260
Total other liabilities	47,029	43,801
Total	$171,688	$162,990
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
(dollars in thousands)	December 31,
	2004	2003
Common Shareholders' Equity
Common stock, $1.50 par value, authorized 6,000,000 shares; issued 4,359,023 shares
in 2004; 4,343,218 shares in 2003	$6,539	$6,515
Paid-in capital	9,036	8,706
Retained earnings	31,849	30,638
Treasury stock - at cost (409,004 shares in 2004,
426,825 shares in 2003)	(4,211)	(4,396)
Total common shareholders' equity	43,213	41,463
Preferred Stock
4 ¾% Series A, $100 par value, redemption price
$106, authorized and outstanding 6,000 shares	600	600

4 ¾% Series B Cumulative Preferred, $100 par value, redemption price $101, authorized 5,000 and none issued	-	-

$1.12 Convertible Preference, $20 par value, redemption price $22, authorized 32,500 and none issued	-	-
Total preferred stock	600	600
Long-Term Debt
First mortgage bonds series
9.57 % due 2018	10,000	10,000
10.03 % due 2018	5,500	5,500
9.08 % due 2022	8,000	8,000
4.90 % due 2031	14,000	14,000
6.85 % due 2031	15,000	15,000
Total long-term debt	52,500	52,500
Total Capitalization	$96,313	$94,563
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(dollars in thousands)
	Common Stock
	Shares	Aggregate	Paid-in	Retained	Treasury	Treasury Shares
	Issued	Par Value	Capital	Earnings	Shares	Cost
Balances as of December 31, 2001	4,315,967	$6,474	$8,284	$19,386	467,588	$(4,815)
Net income	-	-	-	3,363	-	-
Dividends	-	-	-	(2,220)	-	-
Stock plans	13,413	20	188		(19,797)	203
Balances as of December 31, 2002	4,329,380	6,494	8,472	20,529	447,791	(4,612)
Net income	-	-	-	12,423	-	-
Dividends	-	-	-	(2,314)	-	-
Stock plans	13,838	21	234		(20,966)	216
Balances as of December 31, 2003	4,343,218	6,515	8,706	30,638	426,825	(4,396)
Net income	-	-	-	3,594	-	-
Dividends	-	-	-	(2,383)	-	-
Stock plans	15,805	24	330		(17,821)	185
Balances as of December 31, 2004	4,359,023	$6,539	$9,036	$31,849	409,004	$(4,211)

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	Years Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities
Net income	$3,594	$12,423	$3,363
Adjustments to reconcile net income to
net cash from operating activities
Income from discontinued operations, net of tax	-	(9,901)	(602)
Depreciation and amortization	5,900	5,492	5,026
Deferred income taxes	2,470	8,408	(378)
Bad debt expense	409	174	400
Investment tax credits	(83)	(97)	(103)
Other	121	418	69
Gain on sale of non-utility property	-	-	(112)
Interest income from sale of non-utility property	(251)	-	-
Compensation expense from the issuance of stock	91
Effects of changes in:
Receivables	(1,552)	(1,281)	(2,326)
Unbilled receivable	(612)	(203)	(126)
Inventories and prepayments	2,746	(4,633)	25
Accounts payable and accruals	975	(3,458)	3060
Over (under) recovery of fuel costs	(1,991)	40	315
Area expansion program deferred costs	(372)	(431)	(978)
Regulated liability	(586)	(451)	(127)
Other	814	483	(196)
Net cash provided by operating activities	11,673	6,983	7,310
Cash Flows from Investing Activities
Construction expenditures	(13,731)	(9,693)	(14,136)
(Payment) reduction for purchase of Atlantic Utilities Company	-	-	74
Payment for purchase of Z-Gas Company, net of cash acquired	-	-	(3)
Purchase of Nature Coast Company, net of cash acquired	-	(15)	(735)
Customer advances received (refunded) for construction	144	168	333
Sale (purchase) of restricted long term investments	-	-	8,008
Deposit held in escrow for dividend payment	-	-	541
Sale (purchase) of long-term investment	(34)	(334)	60
Additions to Notes Receivable	(95)
Proceeds provided by sale of utility plant	57	19,372	877
Net cash provided by (used in) investing activities	(13,659)	9,498	(4,981)
Cash Flows from Financing Activities
Net change in short-term borrowings	3,547	(16,905)	(1,247)
Long term borrowings – net of costs	-	(2)	(58)
Proceeds from common stock plans	447	472	411
Dividends paid	(2,368)	(2,289)	(2,201)
Net cash provided by (used in) financing activities	1,626	(18,724)	(3,095)
Net cash (used in) provided by discontinued operations	-	(98)	768
Net Increase (Decrease) in Cash	(360)	(2,341)	2
Cash at Beginning of Year	859	3,200	3,198
Cash at End of Year	$499	$859	$3,200
Supplemental Cash Flow Information
Cash was paid during the years as follows:
Interest	$4,332	$4,350	$4,506
Income taxes	$1,215	$4,188	$1,965
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting and Reporting Policies

Business and Regulation - FPU is an operating public utility engaged principally in the purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas.  FPU is subject to the jurisdiction of the FPSC with respect to its natural gas and electric operations.  The suppliers of electric power to the Northwest Florida division and of natural gas to the natural gas divisions are subject to the jurisdiction of the FERC.  The Northeast Florida division is supplied most of its electric power by a municipality which is exempt from FERC and FPSC regulation.  FPU also distributes propane gas through a non-regulated subsidiary.  FPU's accounting policies and practices conform to accounting principles generally accepted in the United States of America as applied to regulated public utilities and are in accordance with the accounting requirements and rate-making practices of the FPSC.

FPU prepares its financial statements in accordance with the provisions of SFAS No. 71 – "Accounting for the Effects of Certain Types of Regulation".  In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation.  As a result, a regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in revenues.  Accordingly, FPU has recognized certain regulatory assets and regulatory liabilities in the consolidated balance sheets.  FPU believes that the FPSC will continue to allow it to recover such items through its rates.  In the event that a portion of FPU’s operations are no longer subject to the provisions of SFAS No. 71, it would be required to write off related regulatory assets and liabilities that are not specifically recoverable through regulated rates.  In addition, FPU would be required to determine if an impairment related to other assets exists, including plant, and write-down the assets, if impaired, to their fair value.  A summary of such items is as follows (dollars in thousands):

	2004	2003
Assets
Deferred development costs (1)	$4,299	$3,927
Environmental assets (2)	9,297	9,127
Storm Reserve assets (3)	416	-
Unamortized Rate Case expense	704	-
Under recovery of fuel costs	274	-
Unamortized piping and conversion costs (1)	1,449	1,441
Unamortized loss on reacquired debt (1)	245	264
Total Regulatory Assets	$16,684	$14,759

Liabilities
Regulatory tax liabilities	$1,113	$1,243
Environmental liability (2)	4,276	4,873
Regulatory liability – cost of removal (4)	7,824	6,093
Storm damage	1,538	2,260
Over recovery of fuel costs, conservation and unbundling	94	1,811
Total Regulatory Liabilities	$14,845	$16,280

(1)

Deferred development costs, unamortized piping and conversion costs, and unamortized loss on reacquired debt are included in deferred charges in the consolidated balance sheets.

(2)

The Company has accrued approximately $9 million as a regulatory asset (environmental).  This was authorized by the FPSC in their most recent natural gas rate proceeding and will be recovered over 20 years.  The environmental liability excludes the $9 million as it represents a legal but not regulatory liability.

(3)

The Company has petitioned to the FPSC for recovery of its Storm damages incurred in 2004 in its natural gas operations and is expected to recover those costs from its customers. (See “Storm Reserve” in “Outlook” for additional information).

(4)

In accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations”, the company has classified cost of removal as a regulatory liability.

FPU has agreed with the FPSC staff to limit its earned return on equity for its regulated natural gas and electric operations.  The disposition of any over earnings is left to the discretion of the FPSC, with alternatives including a refund to customers, applying the over earnings to the storm damage reserves, or the reduction of any depreciation reserve deficiency.  The FPSC ordered the over earnings for 1997, 1998 and 1999 at one of FPU’s electric divisions to be added to that division’s storm damage reserve.  Since that last order on the 1999 disposition of over earnings, the FPSC has allowed FPU the automatic flexibility of applying the electric over earnings to the storm damage reserves each year following 1999 and allowing additional storm damage accruals up to a cap of $2.9 million in the electric divisions.  FPU applied an additional $25,800 relating to 2002 over earnings in its electric storm reserve.  In 2003 and 2004 FPU did not have any over earnings and accordingly has not applied any additional amounts to its storm damage reserves.  As of the end of 2004, the electric storm reserve was at approximately $1.5 million.  In 2005, FPU has requested that the FPSC grant permission to apply the 2002 natural gas over earnings of $105,000 to the 2004 under recovery of unbundling expenses and to its storm reserves.

FPU filed tariff sheets for its unbundled program to give its commercial natural gas customers the option of purchasing their gas supplies from third parties.  FPU officially offered unbundled services to commercial customers on August 1, 2001.  Even though FPU feels it has had among the lowest overall gas costs in the Florida market, third party suppliers may be able to offer its customers additional programs, which a regulated gas company cannot offer.  Furthermore, by purchasing their gas supplies from third parties, FPU’s commercial customers may avoid certain taxes and fees, which FPU is required to collect and impose on the sale of natural gas.  FPU’s operating results will not be affected as it realizes the same gross profit regardless of whether the customer purchases the gas from FPU or uses FPU’s system to transport the gas since it does not profit on the cost of fuel.  The FPSC approved various mechanisms which will allow FPU to be reimbursed for the incremental cost of providing unbundled services.  In the natural gas rate proceeding completed in 2004, FPU was granted recovery of unbundling expenses through base rates instead of being reimbursed for a pass through expenditure.  Any remaining under recovery of these unbundling expenses is expected to be recovered through the application of funds from the 2002 natural gas over earnings.

Revenue Recognition The Company bills utility customers on a monthly cycle basis; however, the billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting.  The Company accrues estimated revenue for gas and electric customers and usage not yet billed for the accounting period.  Determination of unbilled revenue relies on the use of estimates, fuel purchases and historical data.

The Company’s rates include base revenues, fuel adjustment charges and the pass-through of certain governmental imposed taxes based on revenues.  The base revenues are determined by the FPSC and remain constant until a request for an increase is filed and approved by the FPSC.  Previously the FPSC considered the Company to operate three distinct "entities", i.e., Northwest Florida electric, Northeast Florida electric and its natural gas division, consisting of Palm Beach County, and the Sanford and DeLand area in Central Florida.  Thus, for the Company to recover the effects of inflation and construction expenditures for all "entities", a request for an increase in base revenues would have required the filing of three separate rate cases.  In 2003 the Company successfully filed for electric rate increases and petitioned to consolidate the two electric "entities" into one entity.  In 2004 the Company successfully filed for natural gas rate increase.  Fuel adjustment charges are estimated for customer billing purposes and any under/over-recovery difference between the incurred cost of fuel and estimated amounts billed to customers is deferred for future recovery or refund.  Then the under/over-recovery is either charged or credited to customers including the interest that has accrued on such under/over-recoveries.

Consolidation The consolidated financial statements include the accounts of FPU and its wholly owned subsidiary, Flo-Gas Corporation.  All significant intercompany balances and transactions have been eliminated.

Certain reclassifications may have been made to the prior years' financial statements and other financial information contained herein to conform to the 2004 presentation.

Utility Plant and Depreciation Utility plant is stated at original cost.  Propane utility plant that has been acquired in acquisitions is stated at fair market value at the time of each acquisition.  Increases to utility plant include contracted services, direct labor, transportation and materials for additions.  Units of property are removed from utility plant when retired, and such costs plus removal costs, less salvage, are charged to accumulated depreciation.  Maintenance and repairs of property and replacement and renewal of items determined not to be units of property are charged to operating expenses.  Substantially all of the utility plant and the shares of Flo-Gas Corporation collateralize the Company's First Mortgage Bonds.  See note 5 for additional information relating to the acquisition adjustment.

Plant Classification	Amount
Land	$ 1,133
Buildings	6,667
Distribution	138,159
Transmission	6,390
Equipment	12,822
Furniture & Fixtures	403
Work in Progress	7,774
$ 173,348

Depreciation is computed using the composite straight-line method at rates prescribed by the FPSC for financial accounting purposes.  Propane depreciation is computed using a composite straight-line method at an average rate based on estimated average life of approximately 20-30 years.  Such rates are based on estimated service lives of the various classes of property.  Depreciation provisions on average depreciable property approximate 3.6% in 2004, 3.4% in 2003 and 3.3% in 2002.  The approximate depreciation of computer software is $241,000.

Income Taxes Deferred income taxes are provided on all significant temporary differences between the financial statements and tax basis of assets and liabilities at currently enacted tax rates.  Investment tax credits have been deferred and are amortized based upon the average useful life of the related property in accordance with the rate treatment.

Use of Estimates The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of these estimates include the liability reserves, unbilled revenue and hurricane expense cost recovery.  Actual results may differ from these estimates and assumptions.

Financial Instruments FPU has designated all material contracts meeting the definition of possible derivative instruments as "normal purchases and sales" under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities”.

2.  Impact of Recent Accounting Standards

Financial Accounting Standard No. 123

In December 2004, The FASB issued SFAS No. 123R (revised 2004)” Share-Based Payment”.  This revised statement is effective for the first interim or annual reporting period that begins after June 15, 2005.  This statement primarily affects transactions in which an entity obtains employee services in share-based payment transactions.  The Company does not feel that adoption of this revised FASB will result in any material change to our financial statements and current method of reporting stock based transactions.  The Company began recording compensation expense relating to the plan in compliance with SFAS No. 123 in the first quarter of 2004.  The 2004 expense was $68,000.

3.  Notes Payable

On April 1, 2003 the Company obtained a $12.0 million, thirty-nine month line of credit (“LOC”).  On October 29, 2004, FPU entered into an amended and restated loan agreement that increases the LOC, upon 30 days notice by the Company, to a maximum of $20.0 million and expires on June 30, 2007.  The current outstanding balance on the LOC is $5.8 million with a remaining current available LOC of $6.2 million.  Until April 1, 2003, the LOC had a $20.0 million line of credit and had $19.2 million outstanding at the end of 2002, with interest at LIBOR plus fifty basis points.  The Company reserves $1.0 million of the LOC to cover expenses for any major storm repairs in its Northwest Florida division.  An additional $250,000 of the LOC is reserved for a ‘letter of credit’ insuring propane facilities.  The interest rates for the line of credit at December 31, 2004, 2003 and 2002 were approximately 3.3%, 2.0% and 1.9%, respectively.

4.  Acquisition

In November 2002, FPU acquired Nature Coast Utilities, a propane gas service distribution company, in cash for stock transaction valued at approximately $740,000.  The acquisition added about 1,200 customers to the Company’s new West Florida division.

The excess of the consideration paid over the fair value of assets acquired and liabilities assumed associated with this acquisition, resulted in goodwill of approximately $223,000.  In accordance with SFAS No. 142, the goodwill is not being amortized.  In 2003, subsequent acquisition adjustments have increased the goodwill to $240,000.  There are no other intangible assets identified with this acquisition.

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

Intangible assets associated with the Company’s acquisitions have been identified and are shown as a separate line item on the balance sheet.  The intangibles subject to amortization over a five-year period are non-compete agreements totaling $35,000.  The related accumulated amortization of $21,000 is included in the net intangible on the balance sheet.  The remaining intangibles are customer distribution rights of approximately $1.9 million and customer relationships of approximately $900,000 both of which have indefinite lives and are not subject to amortization.

Goodwill associated with the Company’s acquisitions has been identified as a separate line item on the balance sheet and consists of $500,000 in the natural gas segment and $1.9 million in the propane gas segment.  Impairment tests were performed as of January 1, 2004 and as of January 1, 2003.  Neither tests indicated impairment.

FPU requested approval from the FPSC to include in the rate base (regulated investment) the goodwill and intangible assets associated with the acquisition of Atlantic Utilities and in October 2004 was granted recovery as an acquisition adjustment the portion included in goodwill that represented the difference between fair market value of the assets acquired and the original cost.  The approved acquisition adjustment amounted to approximately $1.0 million and was reclassified from goodwill to an acquisition adjustment in the fourth quarter of 2004.  The remaining goodwill associated with the natural gas segment is $500,000.

6.  Discontinued Operations

Water Service

On December 3, 2002, the Company entered into an agreement to sell certain assets comprising its water utility system to the City of Fernandina Beach (“City”). The closing of this transaction took place on March 27, 2003.  The fair value of the consideration was approximately $25.0 million.  The City paid $19.2 million in cash at closing and agreed to pay future consideration of approximately $7.4 million in variable annual installments (as summarized below) until February 15, 2010.  FPU recognized and recorded the present value of the long-term receivable of $5.7 million, using a discount rate of 4.34%.  The long-term receivable has been subsequently increased to recognize interest income in the amount of $384,000 at December 31, 2004.  The first variable annual installment of $57,348 was received in February 2004.

The cash received at closing was used to repay short-term debt.  The gain on the disposal of discontinued operations, including the income from discontinued operations for the first quarter of 2003 of $133,000, was $15.8 million or $9.9 million after tax, and has subsequently been adjusted to $15.9 million or $9.9 million after tax, due to adjustments to sales related expenses that were previously estimated.

The accompanying consolidated financial statements have been restated for all periods presented for the discontinued operations of the water division.  Because of regulatory requirements, FPU continued recording depreciation expense through the sale date of March 27, 2003.  The total net plant amounted to approximately $9.7 million, and the net assets less liabilities amounted to approximately $8.9 million at the date of sale.  The assets and liabilities of the water division were included in current assets and current liabilities as of December 31, 2002, as assets and liabilities held for sale.

Estimated Annual Future Value of Consideration due from the City for years following December 31, 2004 is as follows (in thousands):

	Estimated Timing of Payments	Present Value of Long Term Receivable
2005	$ 371	$ 369
2006	375	357
2007	375	343
2008	375	328
2009	375	315
2010	5,438	4,374
Total	$ 7,309	$ 6,086

Results of discontinued operations were as follows:

Results of Water Division	Years Ended December 31,
(dollars in thousands):	2003	2002
Revenues	$679	$3,116

Gross profit	651	2,983

Income from discontinued operations before income taxes	149	908
Income taxes	(16)	(306)
Income from discontinued operations before gain	$133	$602

7.  Gain on Sale of Property

In 2002 the Company sold certain properties that resulted in a gain of $715,000 and requested that the FPSC allow the majority of the gains to be deferred.  The Company was granted approval by the FPSC to allow amortization of the gains as a reduction of depreciation expense over five-years beginning 2002.  The non-regulated portion of the gains were recognized in 2002 and totaled $70,000, net of income taxes.

8.  Capitalization

Common Stock Split   In July 2002, the Company affected a four-for-three stock split in the form of a stock dividend and, accordingly, transferred from paid-in capital to common stock, an amount equal to the aggregate par value of the additional shares.  All per share data included herein has been retroactively restated to reflect the stock split.

Common Shares Reserved   The Company has reserved 78,707 common shares for issuance under the Dividend Reinvestment Plan and 92,641 common shares for issuance under the Employee Stock Purchase Plan.

Preferred Stock  The Company has 6,000 shares of 4 ¾ Series A preferred stock $100 par value authorized for issuance of which 6,000 were issued and outstanding at December 31, 2004.  FPU also has 5,000 4 ¾ Series B preferred stock $100 par value authorized for issuance none of which has been issued.  The annual dividend rate for the preferred stock is 4.75%.

Dividend Restriction

The Company’s Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends.  At December 31, 2004, approximately $5.5 million of retained earnings were free of such restriction and therefore available for the payment of dividends.  The line of credit agreement contains covenants that, if violated, could restrict or prevent the payment of dividends; however, the Company is not in violation of these covenants.

9.  Debt

The Company issued its Fourteenth Series of FPU's First Mortgage Bond on September 27, 2001 in the aggregate principal amount of $15.0 million as security for the 6.85% Secured Insured Quarterly Notes, due October 1, 2031 (IQ Notes).  Interest on the pledged bond accrues at the annual rate of 6.85% payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year beginning January 1, 2002.

The Company issued $14.0 million of Palm Beach County municipal bonds (Industrial Development Revenue Bonds) on November 14, 2001 to finance development in the area.  The interest rate on the thirty-year callable bonds is 4.90%.  The bond proceeds were restricted and held in trust until construction expenditures were actually incurred by the Company.  In 2002 the remaining $8.0 million was drawn from the restricted funds held by the trustee.

In 1992, The Company issued its First Mortgage Bond 9.08% Series in the amount of $8.0 million.  The thirty-year bond is due in June 2022.

The Company issued two of its Twelfth Series First Mortgage bond series on May 1, 1988; the 9.57% Series due 2018 in the amount of $10.0 million and 10.03% Series due 2018 in the amount of $5.5 million.  These two issuances require sinking fund payments of $909,000 and $500,000 respectively, beginning in 2008.

On April 1, 2003 the Company changed banks and opened a $12.0 million, thirty-nine month line of credit, the current outstanding balance of which is $5.8 million. FPU reserves $1.0 million of the LOC to cover expenses for any major storm repairs in its Northwest Florida division.  An additional $250,000 of the LOC is reserved for a ‘letter of credit’ insuring propane facilities.

10.  Segment Information

FPU is organized into two continuing regulated business segments: natural gas and electric, and one non-regulated business segment, propane gas.  Water, a regulated segment, was classified as discontinued operations and has been eliminated from segment information with the exception of Identifiable assets that are shown for 2002. There are no material inter-segment sales or transfers.

Identifiable assets are those assets used in FPU's operations in each business segment.  Common assets are principally cash and overnight investments, deferred tax assets and common plant.

Business segment information for 2004, 2003 and 2002 is summarized as follows:
(in thousands)
	2004	2003	2002
Revenues
Natural gas	$55,962	$53,610	$40,140
Electric	42,910	39,519	40,930
Propane gas	11,167	9,594	7,391
Consolidated	$110,039	$102,723	$88,461

Operating income from continuing operations excluding income tax
Natural gas	$4,978	$5,190	$4,291
Electric	3,353	2,249	2,980
Propane gas	655	254	498
Consolidated	$8,986	$7,693	$7,769

Identifiable assets (1)
Natural gas	$87,234	$80,924	$60,439
Electric	48,570	43,476	42,557
Propane gas	15,723	14,348	10,288
Water operations – held for sale	-	-	10,096
Common	20,161	24,242	27,240
Consolidated	$171,688	$162,990	$150,620

Depreciation and amortization
Natural gas	$2,752	$2,414	$2,272
Electric	2,323	2,333	2,116
Propane gas	560	508	436
Common	265	237	202
Consolidated	$5,900	$5,492	$5,026

Construction expenditures
Natural gas	$5,314	$4,331	$9,373
Electric	6,793	3,504	3,278
Propane gas	1,339	1,333	1,298
Common	302	525	187
Consolidated	$13,748	$9,693	$14,136

Continuing operations- income tax expense
Natural gas	$843	$856	$741
Electric	565	180	292
Propane gas	130	21	151
Common	77	110	218
Consolidated	$1,615	$1,167	$1,402
(1) 2002 has been restated to conform to SFAS 143, “Accounting for Asset Retirement Obligations”.

11.  Income Taxes

On March 27, 2003, FPU sold substantially all of its assets of the water division to the City of Fernandina Beach.  The sale was made pursuant to a "threat of condemnation" during the fourth quarter of 2002.  For tax purposes FPU has elected to defer the gain on the sale of the assets pursuant to Code Section 1033 of the Internal Revenue Code of 1986 (IRC).  Section 1033 allows non-recognition of gain if property is disposed as a result of threat of condemnation and property that is similar or related in service or use is purchased to replace the disposed property.  To qualify, the replacement property must be purchased within the replacement period which begins on the earlier of date of disposition (March 27, 2003) or date of threat of condemnation (December 31, 2002) and ending two years after the close of the year of sale (December 31, 2005).  For real property, the replacement period is extended to three years (December 31, 2006).  FPU intends to purchase property that is similar or related in service or use within the replacement period.

A $2.9 million estimated tax payment made in 2003 related to the gain on the sale of the water division.  It was subsequently determined that the income tax would be deferred (see ‘Discontinued Operations’).  The Company applied for a refund and received $3.9 million in July 2004 which included other estimated tax over payments.

The provision (benefit) for income taxes consists of the following (dollars in thousands):

	Years ended December 31,
	2004	2003	2002
Current payable
Federal	$(566)	$(1,007)	$1,609
State	(96)	(174)	274
	(662)	(1,181)	1,883
Deferred
Federal	2,003	2,070	(338)
State	358	375	(40)
	2,361	2,445	(378)

Investment tax credit	(84)	(97)	(103)

Income taxes – continuing operations	1,615	1,167	1,402

Income taxes – discontinued operations	-	5,971	306
Total	$1,615	$7,138	$1,708

The difference between the effective income tax rate and the statutory federal income tax rate applied to pretax income is accounted for as follows (dollars in thousands):

	Years ended December 31,
	2004	2003	2002
Federal income tax at statutory rate (34%)	1,771	1,254	1,415
State income taxes, net of federal benefit (5.5%)	$189	$134	$151
Investment tax credit	(84)	(97)	(110)
Tax exempt interest	(94)	(71)	-
Other	(167)	(53)	(54)
Total provision for income taxes from continuing operations	$1,615	$1,167	$1,402

The tax effects of temporary differences producing deferred income taxes in the accompanying consolidated balance sheets are as follows (dollars in thousands):

	Years ended December 31,
Deferred tax assets:	2004	2003
Environmental	$ 1,766	$ 1,988
Self insurance	661	684
Storm reserve liability	-	100
Vacation Pay	303	291
Other deferred credits – Gain	105	146
Alternative minimum tax	208	208
Allowance for uncollectible	102	68
Other	76	92
Total Deferred tax assets	$ 3,221	$ 3,577

Deferred tax liability:
Utility plant related	19,756	18,049
Deductible intangibles	408	154
Under recovery of fuel costs	634	327
General liability	187	165
Storm reserve liability	328	-
Pension	181	588
Rate case expense	265	128
Other	127	231
Total deferred tax liability	$ 21,886	$ 19,642
Net deferred income tax	$ 18,665	$ 16,065

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:
	2004	2003

Deferred income tax - current liabilities	$ 241	$ -
Deferred income taxes - long term	18,424	16,065
Net deferred income taxes	$ 18,665	$ 16,065

12.  Employee Benefit Plans

Pension Plan

FPU sponsors a qualified pension plan for its employees.  The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the 3-year period ending December 31, 2004 and a statement of the funded status as of December 31 of all three years:

Benefit Obligations and Funded Status

			Years Ended December 31,
			2004	2003	2002
(1)	Change in Projected Benefit Obligation
	(a)	Projected Benefit Obligation at the Beginning of the Year	$31,540,942	$28,283,326	$26,164,049
	(b)	Service Cost	1,084,564	1,012,149	895,888
	(c)	Interest Cost	1,940,122	1,877,987	1,818,276
	(d)	Actuarial (Gain) or Loss	1,708,132	1,653,212	591,406
	(e)	Benefits Paid	(1,347,377)	(1,285,732)	(1,186,293)
	(f)	Change in Plan Provisions	-	-	-
	(g)	Plan Participant Contributions	-	-	-
	(h)	Acquisition	-	-	-
	(i)	Curtailment	-	-	-
	(j)	Settlement	-	-	-
	(k)	Special Termination Benefits	-	-	-
	(l)	Projected Benefit Obligation at the End of the Year	$34,926,383	$31,540,942	$28,283,326
	(m)	Accumulated Benefit Obligation at the End of the Year	$30,518,393	$26,810,146	$23,443,150
(2)	Change in Plan Assets
	(a)	Fair Value of Plan Assets at the Beginning of the Year	$31,081,063	$26,953,318	$32,007,418
	(b)	Actual Return on Plan Assets	2,651,528	5,413,477	(3,867,807)
	(c)	Benefits Paid	(1,347,377)	(1,285,732)	(1,186,293)
	(d)	Employer Contributions	-	-	-
	(e)	Plan Participant Contributions	-	-	-
	(f)	Acquisition	-	-	-
	(g)	Settlement	-	-	-
	(h)	Fair Value of Assets at the End of the Year	$32,385,214	$31,081,063	$26,953,318
(3)	Net Amount Recognized
	(a)	Funded Status: (2)(h) - (1)(l)	$(2,541,169)	$(459,879)	$(1,330,008)
	(b)	Unrecognized Transition Obligation (Asset)	-	-	-
	(c)	Unrecognized Prior Service Cost	4,881,881	5,580,092	6,292,020
	(d)	Unrecognized Net (Gain) or Loss	(1,615,093)	(3,262,796)	(2,531,878)
	(e)	Net Amount Recognized: (a) + (b) + (c) + (d)	$725,619	$1,857,417	$2,430,134
(4)	Amounts Recognized in the Statement of Financial Position
	(a)	Prepaid Benefit Cost	$725,619	$1,857,417	$2,430,134
	(b)	Accrued Benefit Cost	-	-	-
	(c)	Intangible Asset	-	-	-
	(d)	Accumulated Other Comprehensive Income	-	-	-
	(e)	Net Amount Recognized: (a) + (b) + (c) + (d)	$725,619	$1,857,417	$2,430,134
(5)	Weighted Average Assumptions at the End of the Year
	(a)	Discount Rate	5.75%	6.25%	6.75%
	(b)	Rate of Compensation Increase	3.00%	3.50%	4.00%

The following table provides the components of net periodic benefit cost for the plans for fiscal years 2004, 2003 and 2002:

Net Periodic Pension Cost
		Years Ended December 31,
		2004	2003	2002
(1)	Service Cost	$ 1,084,564	$1,012,149	$ 895,888
(2)	Interest Cost	1,940,122	1,877,987	1,818,276
(3)	Expected Return on Plan Assets	(2,591,099)	(2,668,854)	(2,800,350)
(4)	Amortization of Transition Obligation/(Asset)	-	-	-
(5)	Amortization of Prior Service Cost	698,211	711,928	714,353
(6)	Amortization of Net (Gain) or Loss	-	(360,493)	(787,137)
(7)	Total FAS 87 Net Periodic Pension Cost	1,131,798	572,717	(158,970)
(8)	FAS 88 Charges / (Credits)
	(a) Settlement	-	-	-
	(b) Curtailment	-	-	-
	(c) Special Termination Benefits	-	-	-
	(d) Total
(9)	Total Net Periodic Pension Cost	$ 1,131,798	$ 572,717	$ (158,970)
(10)	Additional Information
	(a) Increase in Minimum Liability Included in Other Comprehensive Income	$ -	$ -	$ -

(11)	Weighted Average Assumptions
	(a) Discount Rate	6.25%	6.75%	7.25%
	(b) Expected Return on Plan Assets	8.50%	8.50%	8.50%
	(c) Rate of Compensation Increase	3.50%	4.50%	4.50%

Plan Assets

			Target	Percentage of Plan
			Allocation	Assets at December 31
			2005	2004	2003	2002
(1)	Plan Assets
	(a)	Equity Securities	60%	69%	61%	57%
	(b)	Debt Securities	35	30	37	37
	(c)	Real Estate	-	-	-	-
	(d)	Other	5	1	2	6
	(e)	Total	100%	100%	100%	100%

Expected Return on Plan Assets

The expected rate of return on plan assets is 8.5%.  FPU expects 8.5% to fall within the 50 to 60 percentile range of returns on investment portfolios with asset diversification similar to that of the Pension Plan's target asset allocation.

Investment Policy and Strategy

FPU has established and maintains an investment policy designed to achieve a long term rate of return, including investment income and appreciation, sufficient to meet the actuarial requirements of the Pension Plan.  The Company seeks to accomplish its return objectives by investing in a diversified portfolio of equity, fixed income and cash securities seeking a balance of growth and stability as well as an adequate level of liquidity for pension distributions as they fall due.  Plan assets are constrained such that no more than 10% of the portfolio will be invested in any one issue.

Cash Flows

(1)	Expected Contributions for Fiscal Year Ended December 31, 2005
	(a)	Expected Employer Contributions	$ -
	(b)	Expected Employee Contributions	-
(2)	Estimated Future Benefit Payments Reflecting Expected
	Future Service for the years ending December 31,
		2005	$ 1,504,762
		2006	1,585,539
		2007	1,668,385
		2008	1,739,928
		2009	1,848,869
		2010-2014	10,815,473

Other Accounting Items

Years Ended December 31,
		2004	2003	2002
(1)	Market-Related Value of Assets	$30,016,761	$31,222,154	$32,050,201
(2)	Amount of Future Annual Benefits of Plan Participants
Covered by Insurance Contracts Issued by the Employer
	or Related Parties	$ -	$ -	$ -
(3)	Alternative Amortization Methods Used to Amortize
	(a) Prior Service Cost	Straight-line	Straight-line	Straight-line
	(b) Unrecognized Net (Gain) or Loss	Straight-line	Straight-line	Straight-line
(4)	Employer Commitments to Make Future Plan
Amendments (that Serve as the Basis for the
	Employer's Accounting for the Plan)	None	None	None
(5)	Description of Special or Contractual Termination
	Benefits Recognized During the Period	N/A	N/A	N/A
(6)	Cost of Benefits Described in (5)	N/A	N/A	N/A
(7)	Explanation of Any Significant Change in Benefit
	Obligation or Plan Assets not Otherwise Apparent in the Above Disclosures	N/A	N/A	N/A
(8)	Measurement Date Used December 31,	2004	2003	2002

The Board of Directors has approved two resolutions in 2005.  The first would be to discontinue eligibility to our pension plan for all new non-union hires, and begin a new 401K match for new hires, effective January 1, 2005.  This same change for unionized employees will be negotiated with our respective Unions throughout 2005 and 2006 as their contracts expire.

The second resolution was to increase the benefits payable to retirees by 1.5% for each full year between the later of January 1, 2001 and the member’s date of retirement or death in service and January 1, 2005.

Medical Plan

FPU sponsors a postretirement medical program.  The medical plan is contributory with participants' contributions adjusted annually.  The following tables provide required financial disclosures over the three year period ended December 31, 2004:

Benefit Obligations and Funded Status

			Years Ended December 31,
			2004	2003	2002
(1)	Change in Accumulated Postretirement Benefit Obligation
	(a)	Accumulated Postretirement Benefit Obligation at the Beginning of the Year	$1,807,999	$1,725,639	$1,410,368
	(b)	Service Cost	70,300	66,117	59,873
	(c)	Interest Cost	106,079	108,849	111,207
	(d)	Actuarial (Gain) or Loss	32,646	(23,328)	184,631
	(e)	Benefits Paid	(119,005)	(91,909)	(60,938)
	(f)	Change in Plan Provisions	-	-	-
	(g)	Plan Participant's Contributions	27,235	22,631	20,498
	(h)	Acquisition	-	-	-
	(i)	Curtailment	-	-	-
	(j)	Settlement	-	-	-
	(k)	Special Termination Benefits	-	-	-
	(l)	Accumulated Postretirement Benefit Obligation at the End of the Year	$1,925,254	$1,807,999	$1,725,639
(2)	Change in Plan Assets
	(a)	Fair Value of Plan Assets at the Beginning of the Year	$ -	$ -	$ -
	(b)	Actual Return on Plan Assets	-	-	-
	(c)	Benefits Paid	(119,005)	(91,909)	(60,938)
	(d)	Employer Contributions	91,770	69,278	40,440
	(e)	Plan Participant's Contributions	27,235	22,631	20,498
	(f)	Acquisition	-	-	-
	(g)	Settlement	-	-	-
	(h)	Fair Value of Assets at the End of the Year	$ -	$ -	$ -
(3)	Net Amount Recognized
	(a)	Funded Status: (2)(h) - (1)(l)	$(1,925,254)	$(1,807,999)	$(1,725,639)
	(b)	Unrecognized Transition Obligation (Asset)	343,158	386,054	428,950
	(c)	Unrecognized Prior Service Cost	-	-	-
	(d)	Unrecognized Net (Gain) or Loss	(181,884)	(223,196)	(207,989)
	(e)	Net Amount Recognized: (a) + (b) + (c) + (d)	$(1,763,980)	$(1,645,141)	$ (1,504,678)
(4)	Amounts Recognized in the Statement of Financial Position
	(a)	Prepaid Benefit Cost	$ -	$ -	$ -
	(b)	Accrued Benefit Liability	(1,763,980)	(1,645,141)	(1,504,678)
	(c)	Intangible Asset	-	-	-
	(d)	Accumulated Other Comprehensive Income	-	-	-
	(e)	Net Amount Recognized: (a) + (b) + (c) + (d)	$(1,763,980)	$(1,645,141)	$(1,504,678)
(5)	Weighted Average Assumptions at the End of the Year
	(a)	Discount Rate	5.75%	6.25%	6.75%
	(b)	Rate of Compensation Increase	N/A	N/A	N/A
(6)	Assumed Health Care Cost Trend Rates
	(a)	Health Care Cost Trend Rate Assumed for Next Year	10.00%	5.25%	5.50%
	(b)	Ultimate Rate	5.00%	4.00%	4.50%
	(c)	Year that the Ultimate Rate is Reached	2010	2009	2007

Net Periodic Postretirement Benefit Cost
		Years Ended December 31,
		2004	2003	2002
(1)	Service Cost	$ 70,300	$ 66,117	$ 59,873
(2)	Interest Cost	106,079	108,849	111,207
(3)	Expected Return on Plan Assets	-	-	-
(4)	Amortization of Transition Obligation/(Asset)	42,896	42,896	42,896
(5)	Amortization of Prior Service Cost	-	-	-
(6)	Amortization of Net (Gain) or Loss	(8,666)	(8,121)	(4,822)
(7)	Total FAS 106 Net Periodic Benefit Cost	210,609	209,741	209,154
(8)	Other Charges / (Credits)
	(a) Settlement	-	-	-
	(b) Curtailment	-	-	-
	(c) Special Termination Benefits	-	-	-
	(d) Total	-	-	-
(9)	Total Net Periodic Benefit Cost	$ 210,609	$ 209,741	$209,154
(10)	Weighted Average Assumptions
	(a) Discount Rate	6.25%	6.75%	7.25%
	(b) Expected Return on Plan Assets	N/A	N/A	N/A
	(c) Rate of Compensation Increase	N/A	N/A	N/A
(11)	Assumed Health Care Cost Trend Rates
	(a) Health Care Cost Trend Rate Assumed for	12.00%	5.50%	6.25%
	Current Year
	(b) Ultimate Rate	5.00%	4.50%	5.00%
	(c) Year that the Ultimate Rate is Reached	2010	2009	2007
(12)	Impact of One-Percentage-Point Change in
	Assumed Health Care Cost Trend Rates	Increase	Decrease
	(a) Effect on Service Cost + Interest Cost	$ 24,092	$ (20,440)
	(b) Effect on Postretirement Benefit Obligation	227,741	(180,608)

Cash Flows

(1)	Expected contributions for year ended December 31, 2005
	(a)	Expected employer contributions	$121,165
	(b)	Expected employee contributions	$31,521
(2)	Estimated future benefit payments reflecting expected
	future service for the years ending December 31,
	(a)	2005	$152,686
	(b)	2006	166,969
	(c)	2007	125,452
	(d)	2008	143,458
	(e)	2009	146,951
	(f)	2010-2014	1,019,187

Other Accounting Items

Years Ended December 31
		2004	2003	2002
(1)	Market-Related Value of Assets	N/A	N/A	N/A
(2)	Amount of Future Annual Benefits of Plan Participants Covered by Insurance Contracts Issued by the Employer or Related Parties	N/A	N/A	N/A
(3)	Alternative Amortization Methods Used to Amortize
	(a) Prior Service Cost	Straight-Line	Straight-Line	Straight-Line
	(b) Unrecognized Net (Gain) or Loss	Straight-Line	Straight-Line	Straight-Line
(4)	Employer Commitments to Make Future Plan
Amendments (that Serve as the Basis for the
	Employer's Accounting for the Plan)	None	None	None
(5)	Description of Special or Contractual Termination
	Benefits Recognized During the Period	N/A	N/A	N/A
(6)	Cost of Benefits Described in (5)	N/A	N/A	N/A
(7)	Explanation of Any Significant Change in Benefit
	Obligation or Plan Assets not Otherwise Apparent in the Above Disclosures	N/A	N/A	N/A
(8)	Measurement Date Used, December 31,	2004	2003	2002

Legislation enacted in December 2003 provides for the addition of voluntary prescription drug coverage under Medicare starting in 2006.  The legislation also provides for a 28% tax-free subsidy for each qualified covered retiree’s drug cost between certain thresholds if the employer’s coverage is at least actuarially equivalent to the standard Medicare drug benefit.  Based on the final regulations issued by the Centers for Medicare and Medicaid Services on January 21, 2005, we determined prescription drug coverage of the Florida Public Utilities Company Postretirement Medical Benefits plan to be actuarially equivalent to Medicare Part D.

In determining "Actuarial Equivalence", Aon's proprietary prescription drug pricing tool Aon Rx was used.  This tool allowed us to determine the estimated Per Member Per Month (PMPM) prescription drug cost for both the FPU plan and the Medicare plan.  The two PMPM's were adjusted for monthly retiree contributions.  We assumed that 60% of the monthly combined medical and prescription drug retiree contribution for the FPU plan applies towards prescription drugs.  Because the subsidy is the same regardless of the cost sharing structure (unless the plan is not "Actuarial Equivalent"), in general a plan that has higher cost sharing would reduce their annual cost as a percentage greater than a plan would that has lower cost sharing.

We have assumed the plan will be actuarially equivalent to Medicare Part D.  On January 1, 2004, the accumulated plan benefit obligation was reduced by $159,680 to reflect Medicare Part D.  The January 1, 2004, actuarial report displays the expected average claims cost per age both before and after reflecting Medicare Part D.  The following represents reductions to components of the medical net periodic postretirement benefit cost reduced due to reflecting Medicare Part D.

1) Loss/ (Gain) Amortization - Reduced from $0 to $(8,666)

2) Service Cost - Reduced from $77,003 to $70,300

3) Interest Cost - Reduced from $116,059 to $106,079

Health Plan

In December 2003, the Company became fully insured for its employee and retiree’s medical insurance.

Net health care benefits paid by FPU for active employees were approximately $1.5 million, $1.1 million and $732,000 for 2004, 2003 and 2002 excluding administrative and stop-loss insurance.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan offers common stock at a discount to qualified employees.  During 2004, 2003 and 2002, 16,109, 18,974 and 17,589 shares were issued under the Plan for aggregate consideration of $220,000, $229,000 and $195,000.

Dividend Reinvestment Plan

During 2004, 2003 and 2002, 12,342, 13,838 and 13,413 shares were issued under the Company's Dividend Reinvestment Plan for aggregate consideration of $217,000, $213,000 and $185,000.

13.  Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for investments held in escrow for environmental costs, notes payable, taxes accrued and other accrued liabilities approximate fair value.  As the older bonds contain ‘make whole’ provisions it would negate any fluctuation in interest rates.  The fair value of long-term debt is estimated by discounting the future cash flows of each issuance at rates currently offered to FPU for similar debt instruments of comparable maturities.  The values at December 31, shown below.

	2004		2003
	Carrying Amounts	Approximate Fair Value	Carrying Amounts	Approximate Fair Value
Long-term debt	$ 52,500,000	$63,800,000	$52,500,000	$ 62,800,000

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

West Palm Beach Site

The Company is currently evaluating remedial options to respond to environmental impacts to soil and groundwater at and in the immediate vicinity of a parcel of property owned by it in West Palm Beach, Florida upon which the Company previously operated a gasification plant.  The Company entered into a Consent Order with the FDEP effective April 8, 1991, that requires FPU to delineate the extent of soil and groundwater impacts associated with the prior operation of the gasification plant and to remediate such soil and groundwater impacts, if necessary.  Numerous reports have been submitted by FPU to FDEP, describing the results of soil and groundwater sampling conducted at the site.  A Supplemental Contamination Assessment Report Addendum ("SCARA") was submitted to FDEP in December 2001, summarizing the results of past investigations and providing the results of additional fieldwork conducted in 2001, in response to comments received previously from FDEP.

On September 29, 2003, FPU submitted to FDEP a Comprehensive Soil and Groundwater Assessment Report which described the results of substantial additional fieldwork undertaken in 2003 to respond to FDEP's comments to the SCARA.  Following a meeting with FDEP in October 2004 to discuss FDEP's comments to the Comprehensive Soil and Groundwater Assessment Report, FPU agreed to implement additional fieldwork that was initiated in December 2004 and will be completed by Spring 2005.  The cost of the additional fieldwork is projected to be approximately $50,000.

Based on the likely acceptability of proven remedial technologies implemented at similar sites in other states, consulting/remediation costs to address the impacts now characterized at the West Palm Beach site are projected to range from $10.0-$15.0 million This range of costs covers such remedies as in situ solidification, slurry wall and cap containment, air sparge/soil vapor extraction, or in situ chemical oxidation, or some combination of these remedies.

Prior to FDEP's approval of a final remedy for the site, we are unable to determine the complete extent or cost of remedial action which may be required.  Remediation costs (including attorneys' fees and costs) for this site are currently projected to range from $10.2 million to $15.2 million.

Sanford Site

FPU owns a parcel of property located in Sanford, Florida, upon which a gasification plant was operated prior to FPU's acquisition of the property.  Following discovery of soil and groundwater impacts on the property, FPU has participated with four former owners and operators of the gasification plant in the funding of numerous investigations of the extent of the impacts and the identification of an appropriate remedy.  On or about March 25, 1998, FPU executed an Administrative Order on Consent ("AOC") with the four former owners and operators (collectively, the "Group") and the EPA that obligated the Group to implement a Remedial Investigation/Feasibility Study ("RI/FS") task and to pay EPA's past and future oversight costs for the RI/FS.  The Group also entered into a Participation Agreement and an Escrow Agreement on or about April 13, 1998 ("RI/FS Participation Agreement").  These agreements governed the manner and means by which all parties were to satisfy their respective obligations under the AOC for the RI/FS task.  FPU agreed to pay approximately 13.7% of the cost for the RI/FS.  Fieldwork for the RI/FS was initiated in 1998.  A final RI report was submitted to EPA in July 1999.  The Group also submitted a Baseline Risk Assessment to EPA in January 2000, including an Ecological Risk Assessment ("ERA").  FPU's share of the cost of these tasks was previously paid in full.  The RI/FS Participation Agreement was amended on September 18, 2003, to authorize an additional $400,000 to be incurred by the Group to complete the ecological risk assessment and cover EPA oversight costs for the RI/FS.  FPU paid its share of $54,822.40 of the additional RI/FS funding in November 2003.

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

Pre-remedial design fieldwork was performed in 2002-2003 to assist in the design of the final remedy for OU1 and OU2.  Based on the pre-remedial design fieldwork, it is now anticipated that the final cost of the remedy for OU1 and OU2 will significantly exceed the $6.0 million combined estimate provided in the RODs for OU1 and OU2.  In 2002, FPU paid $210,178 to the Escrow Agent pursuant to a first call for funds under the Second Participation Agreement.  FPU's remaining obligation under the Second Participation Agreement for the remedial design/remedial action task for OU1 and OU2 is $420,356.  This assumes FPU's total allocated share remains no greater than 10.5% of $6.0 million, as currently set forth in the Second Participation Agreement, as amended through June 19, 2002.  FPU has notified Group members that FPU will oppose any effort by the Group to increase FPU's share of total remedial costs above 10.5% of the current $6.0 million cap, since the increased remedial cost is due to the discovery of additional impacted soils on property not owned by FPU.

In addition, FPU will be obligated to pay for a share of EPA's oversight costs for the remedial design/remedial action task for OU1 and OU2.  It is anticipated that FPU's share of these costs will be 10.5% of EPA's total bill.  It is not possible at this time to calculate, to a reasonable degree of certainty, EPA's oversight cost. However, based on other similar sites, it would be reasonable to assume such oversight cost to be approximately 20% of the projected remedial design/remedial action costs for OU1 and OU2.  Assuming FPU's maximum exposure for the remedial design/remedial action cost for OUI and OU2 does not exceed 10.5% of $6.0 million, a reasonable estimate of FPU's share of oversight cost would be approximately $125,000.

Prior to EPA's approval of a final remedy for the site, and the completion of negotiations among members of the Group on FPU's maximum allocated share, we are unable to determine the complete extent of FPU's remaining exposure at this site.  Based on the existing Second Participation Agreement, FPU's remaining exposure for the remedial design/remedial action task for OU1 and OU2, EPA's oversight costs, and FPU's attorneys' fees and costs, is projected to be approximately $705,000.

Pensacola site

FPU is the prior owner/operator of the former Pensacola gasification plant, located at the intersection of Cervantes Street and the Louisville and Nashville (CSX) Railroad line, Pensacola, Florida.  Following notification on October 5, 1990, that FDEP had determined that FPU was one of several responsible parties for any environmental impacts associated with the former gasification plant site, FPU entered into cost sharing agreements with three other responsible parties providing for the funding of certain contamination assessment activities at the site.

A final report describing the results of contamination assessment activities at the site was submitted to FDEP in November 1995.  The report concluded that soil or groundwater remediation was not warranted at the site.  The report further recommended that existing environmental impacts be monitored through periodic sampling of groundwater at the site.  By letter dated July 16, 1997, FDEP approved a groundwater-monitoring plan that provides for annual sampling of selected monitoring wells at the site.  Such annual sampling has been undertaken at the site since 1998.  To date, FPU's share of these costs has not exceeded $3,000 annually.

In March 1999, EPA requested site access in order to undertake an Expanded Site Inspection ("ESI").  The ESI was completed by EPA's contractor in 1999 and an ESI Report was transmitted to FPU in January 2000.  The ESI Report recommends additional work at the site.  The responsible parties met with FDEP on February 7, 2000 to discuss EPA's plans for the site.  In February 2000, EPA indicated preliminarily that it will defer management of the site to FDEP; however, as of this date, FPU has not received any written confirmation from EPA or FDEP regarding this matter.  Prior to receipt of EPA's written determination regarding site management, FPU is unable to determine whether additional fieldwork or site remediation will be required by EPA, and if so, the scope or costs of such work.

Site	Range From	Range To

West Palm Beach	$ 10,200,000	$ 15,200,000
Sanford	705,000	705,000
Pensacola and Other	133,000	133,000
Total	$ 11,038,000	$ 16,038,000

Insurance Claims and Rate Relief

The Company currently has $14.0 million reserved as an environmental liability since this was the amount approved by the FPSC based on the above projections as a basis for rate recovery.  The Company has recovered $5.0 million from insurance and rate recovery.  The balance of $9.0 million is recorded as a regulatory asset.  On October 18, 2004 the FPSC approved recovery of $9.1 million for environmental liabilities (included on the balance sheet as Other regulatory assets).  The amortization of this recovery and reduction to the regulatory asset will begin on January 1, 2005.  The majority of expenses are expected to be incurred before 2010, but will continue for another 20-30 years.

15.  Commitments

To ensure a reliable supply of power and natural gas at competitive prices, FPU has entered into long-term purchase and transportation contracts with various suppliers and producers, which expire at various dates through 2015.  Purchase prices under these contracts are determined by formulas either based on market prices or at fixed prices.  At December 31, 2004, FPU has firm purchase and transportation commitments adequate to supply its expected future sales requirements.  FPU is committed to pay demand or similar fixed charges of approximately $48.1 million during 2004 related to gas purchase agreements.  Substantially all costs incurred under the electric and gas purchase agreements are recoverable from customers through fuel adjustment clause mechanisms.

Contractual Obligations	Payments due by period (dollars in thousands):
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-Term Debt	$ 52,500	$ -	$ -	$ 2,818	$ 49,682
Operating Lease Obligations	336	116	110	73	37
Natural Gas and Propane Purchase Obligations	83,416	48,111	18,161	8,270	8,874
Electric Purchase Obligations	326	56	111	106	53
Other Purchase Obligations	1,368	694	659	15	-
Total	$137,946	$ 48,977	$ 19,041	$ 11,282	$ 58,646

The Long-Term Debt obligations are principal amounts only and exclude interest.

The Company utilizes blanket purchase orders for expected annual requirements to many of our suppliers. Requirements under blanket purchase orders generally do not become an obligation until specifically ordered during the year. We also utilize specific Purchase Orders that are generally included as an obligation. A purchase order is considered an obligation if it is associated with a contract or is authorizing a specific purchase of material. The Other Purchase Obligation amount presented above represents the value of purchase orders considered an obligation.

Our pension plan continues to meet all funding requirements under ERISA regulations; however, under current actuarial assumptions contributions may be required as early as 2006.  Actuarial forecasts show $1,030,000 as a potential contribution in 2006 and $1,430,000 for 2007.  Environmental clean up is anticipated to require approximately $10 million in 2007 the remainder to be paid in the following years.

The Company has medical postretirement payments relating to retiree medical insurance. These payments are not included in the table. Estimated future payments are contained in Note 12 in the Notes to Consolidated Financial Statements.

The Company has historically paid dividends. It is FPU's intent to continue to pay quarterly dividends for the foreseeable future.  Dividend policy is reviewed on an ongoing basis by FPU’s Board of Directors and is dependent upon FPU's future earnings, cash flow, financial condition, capital requirements and other factors.

16.  Quarterly Financial Data (Unaudited)

The quarterly financial data presented below reflects the influence of seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to Central and South Florida during the winter season.  The water division has been classified as discontinued operations and is excluded from revenues, gross profit, and operating income before income tax.

(dollars in thousands, except per share amounts):

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
2004
Revenues	$ 30,725	$24,729	$24,183	$30,402
Gross profit	$ 10,906	$9,361	$9,148	$11,274
Operating income from continuing operations before income tax	$ 3,119	$1,715	$1,255	$2,897
Earnings:
Income from continuing operations, before income taxes	$ 1,413	$522	$221	$1,438
Income from discontinued operations, before income taxes	-	-	-	-
Net Income	$ 1,413	$522	$221	$1,438
Earnings per common share (basic and diluted): Continuing operations	$ 0.36	$0.13	$0.05	$0.37
Discontinued operations	-	-	-	-
Total	$ 0.36	$0.13	$0.05	$0.37

2003
Revenues	$ 31,149	$24,409	$21,628	$25,537
Gross profit	$ 11,241	$9,144	$8,106	$9,242
Operating income from continuing operations before income tax	$ 4,135	$1,651	$707	$1,200
Earnings:
Income from continuing operations, before income taxes	$ 1,813	$482	$(82)	$309
Income from discontinued operations, before income taxes	9,882	(61)	(5)	85
Net Income	$ 11,695	$421	$(87)	$394
Earnings per common share (basic and diluted): Continuing operations	$ 0.46	$0.13	$(0.02)	$0.08
Discontinued operations	2.54	(0.02)	-	0.02
Total	$ 3.00	$0.11	$(0.02)	$0.10

17.  Union Contracts

As of February 18, 2005 FPU had approximately 360 total employees, of which approximately 10 were part time.  Of these employees, about 171 were covered under union contracts with two labor unions, the International Brotherhood of Electrical Workers and the International Chemical Workers Union.  The union contracts expire on the following dates for the following divisions:  Northwest Florida 6/15/06, Northeast Florida 2/17/05, South Florida 7/1/05 and Central Florida 8/31/05.  The percentage of the union employees whose contract will expire during 2005 is about 42% of the total work force.  FPU believes that its labor relations with its employees are good.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of FPU:

We have audited the accompanying consolidated balance sheets and statements of capitalization of FPU and its wholly-owned subsidiary, Flo-Gas Corporation as of December 31, 2004 and 2003 and the related consolidated statements of income, common shareholders' equity and cash flows for each of the two years in the period ended December 31, 2004.  We have also audited the schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FPU and its wholly-owned subsidiary, Flo-Gas Corporation at December 31, 2004 and 2003, and the results of its operation and its cash flows for each of the two years in the period ended December 31, 2004,  in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Certified Public Accountants

West Palm Beach, Florida

March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of Florida Public Utilities Company:

We have audited the accompanying consolidated statements of income, common shareholders’ equity and cash flows of Florida Public Utilities Company and its wholly owned subsidiary, Flo-Gas Corporation, for the year ended December 31, 2002.  Our audit also included the 2002 consolidated financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Florida Public Utilities Company and its wholly owned subsidiary, Flo-Gas Corporation for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such 2002 consolidated financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Certified Public Accountants

West Palm Beach, Florida

February 19, 2003

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

FPU’s management carried out an evaluation, under the supervision and with the participation of FPU's Chief Executive Officer and Chief Financial Officer, of the effectiveness of FPU's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, FPU’s disclosure controls and procedures were (1) designed to ensure that material information relating to FPU is made known to FPU’s Chief Executive Officer and Chief Financial Officer by others, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by FPU in the reports that FPU files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in FPU’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, FPU’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

Information required by this item concerning directors and nominees of the Registrant will be included under the caption "Nominees and Continuing Directors" in the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated by reference herein.  Information required by this Item regarding compliance with Section 16(a) of the Exchange Act will be set forth in the 2005 Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference herein.  Information concerning Executive Officers of the Registrant is included in Part I of this Form 10-K.

Item 11.

Executive Compensation.

Information required by this Item concerning executive compensation is included under the captions “Board of Directors and Committees,” "Executive Compensation," “Compensation Committee Interlocks and Inside Participation” and “Performance Graph” in the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership of certain of the Registrant's beneficial owners and management is included under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated by reference herein.  See Item 5 above for other equity compensation plan information which is incorporated by reference herein.

Item 13.

Certain Relationships and Related Transactions.

There were no relationships or related party transactions with respect to FPU during the fiscal year ended December 31, 2004 that would require disclosure pursuant to Item 404 of Regulation S-K.

Item 14.

Principal Accountant Fees and Services

Information regarding our independent auditors, their fees and services and FPU’s Audit Committee pre-approval procedures is set forth in the Registrant’s 2005 Proxy Statement under the caption “Principal Accountant Fees and Services” and is incorporated by reference herein.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

1.

Financial Statements

The following consolidated financial statements of the Company are included herein and in the Registrant's 2004 Annual Report to Shareholders.

Consolidated Statements of Income

Consolidated Balance Sheets

Consolidated Statements of Capitalization

Consolidated Statements of Common Shareholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

2.

Financial Statement Schedules

Valuation and Qualifying Accounts

Allowance for Uncollectible Accounts
	Balance at Beginning of Period	Deductions	Charges to Bad Debt Expense	Balance at End of Period
2002	$ 128,000	224,000	400,000	$ 304,000
2003	$ 304,000	301,000	177,000	$ 180,000
2004	$ 180,000	320,000	409,000	$ 269,000

3.

Exhibits

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

Fifteenth Supplemental Indenture dated November 1, 2001. (Incorporated by reference to exhibit 4(c) on FPU’s annual report on form 10-K for the year ended December 31, 2001)

10(a)#

Employment agreement between FPU and John T. English, effective through May 31, 2006.  Employment agreements between FPU and Charles L. Stein, FPU, and George M. Bachman, effective through May 31, 2006, are essentially identical to the agreement in this exhibit. (Incorporated by reference to exhibit 10(a) on FPU’s quarterly report on Form 10-Q for the period ended September 30, 2003)

10(b)

Contract for the transportation of natural gas between FPU and Florida Gas Transmission Company under Service Agreement for Firm Transportation Service dated June 1, 1992 (Incorporated by reference to exhibit 10(b) on FPU’s Form S-2 for July 1992, File No. 0-1055)

10(c)

Contract for the transportation of natural gas between FPU and Florida Gas Transmission Company under interruptible Transportation Service Agreement dated February 23, 1990 (Incorporated by reference to exhibit 10(c) on FPU’s Form S-2 for July 1992, File No. 0-1055).

10(d)

Contract for the transportation of natural gas between FPU and the City of Lake Worth dated March 25, 1992 (Incorporated by reference to exhibit 10(f) on FPU’s Form S-2 for July 1992, File No. 0-1055)

10(e)

Contract for the purchase of electric power between FPU and Jacksonville Electric Authority dated January 29, 1996. (Incorporated by reference to exhibit 10(h) on FPU’s annual report on form 10-K for the year ended December 31, 2000)

10(f)

Contract for the purchase of electric power between FPU and Gulf Power Company effective November 21, 1996. (Incorporated by reference to exhibit 10(i) on FPU’s annual report on form 10-K for the year ended December 31, 2000)

10(g)

Contract for the purchase of as-available capacity and energy between FPU and Container Corporation of America dated September 19, 1985 (Incorporated by reference to exhibit 10(i) on FPU’s Form S-2 for July 1992, File No. 0-1055).

10(h)

Contract for the sale of electric service between FPU and Container Corporation of America dated August 26, 1982 (Incorporated by reference to exhibit 10(j) on FPU’s Form S-2 for July 1992, File No. 0-1055).

10(i)

Contract for the sale of electric service between FPU and ITT Rayonier Inc. Dated April 1, 1982 (Incorporated by reference to exhibit 10(k) on FPU’s Form S-2 for July 1992, File No. 0-1055).

10(j)

Form of Stock Purchase and Sale Agreement between FPU and three persons who, upon termination of two trusts, will become the record and beneficial owners of an aggregate of 313,554 common shares of the Registrant (Incorporated by reference to exhibit 10(p) on FPU’s Form S-2 for July 1992, File No. 0-1055).

10(k)

Contract for the sale of certain assets comprising FPU’s water utility business to the City of Fernandina Beach dated December 3, 2002. (Incorporated by reference to exhibit 10(o) on FPU’s annual report on form 10-K for the year ended December 31, 2002)

10(l)

Transportation agreement between FPU and the City of Lake Worth. (Incorporated by reference to exhibit 99.2 on FPU’s Form 8-K filed April 4, 2003, File No. 001-10608)

10(m)

A Mutual Release agreement, as of March 31st 2003, by and between FPU, Lake Worth Generation, LLC, The City of Lake Worth, and The AES Corporation. (Incorporated by reference to exhibit 99.3 on FPU’s Form 8-K filed April 4, 2003, File No. 001-10608)

10(n)

Amended and Restated loan agreement between FPU and Bank of America, N.A. dated October 29, 2004.

10(o)

Security agreement between FPU and Bank of America, N.A. dated October 29, 2004.

10(p)#

Non-Employee Director Compensation Plan, approved by Board of Directors on March 18, 2005.

14

Ethics Policy (Incorporated by reference to exhibit 99.3 on FPU’s Form 10-K filed March 30, 2004 File No. 001-10608)

16

Change in certifying accountants (incorporated herein by reference as exhibit 16 to FPU’s current report on Form 8-K filed April 18, 2003).

21

Subsidiary of the registrant (Incorporated by reference to exhibit 21 on FPU’s annual report on form 10-K for the year ended December 31, 2000)

23.1

Independent Registered Public Accounting Firm’s Consent Deloitte & Touche LLP

23.2

Independent Registered Public Accounting Firm’s Consent BDO Seidman LLP

31.1

Certification of Principal Executive Officer (302)

31.2

Certification of Principal Financial Officer (302)

32

Certification of Principal Executive Officer and Principal Financial Officer (906)

#

 Denotes management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY

       /s/ George M Bachman

George M Bachman, Chief Financial Officer

(Duly Authorized Officer)

Date: March 24, 2005

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

     /s/ John T. English                                 Date:  March 24, 2005

        John T. English

        President, Chief Executive Officer, and

Director (principal executive officer)

       /s/ George M Bachman                        Date:  March 24, 2005

George M Bachman, Chief Financial Officer

(principal financial officer and principal accounting officer)

         /s/ Ellen Terry Benoit                       Date:  March 24, 2005

         Ellen Terry Benoit

         Director

         /s/ Richard C. Hitchins                     Date:  March 24, 2005

         Richard C. Hitchins

         Director

         /s/ Paul L. Maddock, Jr.                    Date:  March 24, 2005

         Paul L. Maddock, Jr.

         Director

FLORIDA PUBLIC UTILITIES COMPANY

EXHIBIT INDEX

Regulation S-K

Item Number

10(n)

Amended and Restated loan agreement between FPU and Bank of America, N.A. dated October 29, 2004.

10(o)

Security agreement between FPU and Bank of America, N.A. dated October 29, 2004.

10(p)#

Non- Employee Director Compensation Plan, approved by Board of Directors on March 18, 2005.

23.1

Independent Registered Public Accounting Firm’s Consent Deloitte & Touche LLP

23.2

Independent Registered Public Accounting Firm’s Consent BDO Seidman LLP

31.1

Certification of Principal Executive Officer (302)

31.2

Certification of Principal Financial Officer (302)

32

Certification of Principal Executive Officer and Principal Financial Officer (906)

#

 Denotes management contract or compensatory plan or arrangement.