Form 10-Q
period 2005-03-31
FLORIDA PUBLIC UTILITIES CO
filed 2005-05-13
CIK 37643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or
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
Yes [ ] No [ X ]
On April 29, 2005, there were 3,963,049 shares of $1.50 par value common stock outstanding.

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

Item 4.

Controls and Procedures

Part II.

Other Information

Item 6.

Exhibits

Signatures

PART I

Financial Information

Item 1.  Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)
	Three Months Ended March 31,
Revenues	2005	2004
Natural gas	$ 20,216	$ 17,063
Electric	11,390	10,314
Propane gas	3,832	3,348
Total revenues	35,438	30,725

Cost of fuel and taxes based on revenues	21,819	19,819

Gross Profit	13,619	10,906

Operating Expenses
Operations	6,297	5,577
Depreciation and amortization	1,840	1,504
Taxes other than income taxes	798	706
Total operating expenses	8,935	7,787

Operating income before other income and (deductions) and income taxes	4,684	3,119

Other Income and (Deductions)
Merchandise and service revenue	1,049	863
Merchandise and service expenses	(1,023)	(824)
Other income	141	144
Interest expense	(1,140)	(1,107)
Total other deductions – net	(973)	(924)

Income before income taxes	3,711	2,195
Income taxes	(1,358)	(782)
Net Income	2,353	1,413

Preferred Stock Dividends	7	7

Earnings for Common Stock	$ 2,346	$ 1,406
Earnings Per Common Share (basic and diluted)	$ 0.59	$ .36

Dividends Declared Per Common Share	$ 0.1500	$ 0.1475

Average Shares Outstanding	3,960,619	3,928,889

The financial statements should be read in conjunction with the Notes herein.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)
	March 31,	December 31,
	2005	2004
ASSETS
Utility Plant	$ 175,574	$ 173,348
Less accumulated depreciation	55,604	54,625
Net utility plant	119,970	118,723

Current Assets
Cash	750	499
Accounts receivable	10,806	10,847
Allowance for uncollectible accounts	(353)	(269)
Unbilled receivables	1,884	2,285
Notes receivable	311	394
Inventories (at average or unit cost)	3,169	2,956
Prepayments and deferrals	804	2,713
Total current assets	17,371	19,425

Other Assets
Investments held for environmental costs	3,185	3,183
Other regulatory assets	9,667	9,713
Long term receivable and other investments	5,670	5,811
Deferred charges	7,128	7,652
Unamortized debt discounts	1,942	1,962
Goodwill	2,405	2,405
Intangible assets (net)	2,812	2,814
Total other assets	32,809	33,540
Total	$ 170,150	$ 171,688

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity	$ 45,144	$ 43,213
Preferred stock	600	600
Long-term debt	52,500	52,500
Total capitalization	98,244	96,313

Current Liabilities
Line-of-credit	1,553	5,825
Accounts payable	9,244	9,861
Insurance accrued	341	364
Interest accrued other	1,449	969
Accruals and payables	4,673	4,101
Deferred income tax	108	241
Over recovery of conservation and unbundling	378	94
Customer deposits	7,086	6,891
Total current liabilities	24,832	28,346

Other Liabilities
Deferred income taxes	18,605	18,915
Regulatory liabilities	24,640	24,464
Other liabilities	3,829	3,650
Total other liabilities	47,074	47,029
Total	$ 170,150	$ 171,688
The financial statements should be read in conjunction with the Notes herein.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004

Net cash flow provided by operating activities	$ 7,394	$ 4,461

Cash flows from investing activities
Construction expenditures	(2,847)	(2,861)
Taxes on long term investments, net of interest	(1)	(20)
Increase in Notes Receivable	279	61
Other	149	190
Net cash used in investing activities	(2,420)	(2,630)

Cash flows from financing activities
Net change in short-term borrowings	(4,272)	(1,316)
Dividends paid	(600)	(585)
Other	149	180
Net cash used in financing activities	(4,723)	(1,721)

Net increase in cash	251	110

Cash at beginning of period	499	859

Cash at end of period	$ 750	$ 969
The financial statements should be read in conjunction with the Notes herein.

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

1.

Basis of Presentation

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments necessary for fair presentation have been included.  The operating results for the period are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2.

Collateralized Assets

Substantially all of the Company’s utility plant and the shares of Flo-Gas Corporation collateralize the Company’s First Mortgage Bonds (long-term debt).   Balances in cash, accounts receivable and inventory are collateral for the line of credit.

3.

Restriction on Dividends

Florida Public Utilities’ (FPU) Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends.  At March 31, 2005, approximately $7.3 million of retained earnings were free of such restriction and therefore available for the payment of dividends.   Our line of credit agreement contains covenants that, if violated, could restrict or prevent the payment of dividends; however, the Company is not in violation of these covenants.

4.

Summary of Revenues and Operating Income Before Income Taxes

The following is a summary of revenues and operating income before income taxes (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Revenues
Natural gas	$ 20,216	$ 17,063
Electric	11,390	10,314
Propane gas	3,832	3,348
Total revenues	$ 35,438	$ 30,725

Operating income before income taxes
Natural gas	$ 3,454	$ 2,067
Electric	684	670
Propane gas	546	382
Total operating income before other income and (deductions) and income taxes	$ 4,684	$ 3,119

5.

Reclassification

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

6.

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

Intangible assets associated with the Company’s acquisitions have been identified as a separate line item on the balance sheet.  The intangibles subject to amortization over a five-year period are non-compete agreements totaling $35,000.  The related accumulated amortization of $22,911 is included in the net intangible on the balance sheet.  The remaining intangibles are customer distribution rights of approximately $1.9 million and customer relationships valued at $900,000, both of which have indefinite lives and are not subject to amortization.

Goodwill associated with the Company’s acquisitions has been identified as a separate line item on the balance sheet and consists of $500,000 in the natural gas segment and $1.9 million in the propane gas segment.

7.

Environmental Contingencies

FPU is subject to federal and state regulation with respect to soil, groundwater and employee health and safety matters and to environmental regulations issued by the Florida Department of Environmental Protection (FDEP), the United States Environmental Protection Agency (EPA) and other federal and state agencies.  For full disclosure of the legal items impacting the Company, please refer to "Contingencies" in the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K.

The Company currently has $14.0 million reserved as an environmental liability. This was the amount approved by the Florida Public Service Commission (FPSC) based on the projections as a basis for rate recovery.  The Company has recovered $4.8 million from insurance and through rate recovery.  The balance of $9.2 million is recorded as a regulatory asset.  The amortization of this recovery and reduction to the regulatory asset began on January 1, 2005.  The majority of expenses are expected to be incurred before 2010, but may continue for another 20-30 years.

8.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of these estimates include the allowances, accruals for pensions, environmental liabilities, liability reserves, unbilled revenue, and hurricane expense cost recovery.  Actual results may differ from these estimates and assumptions.

9.

Common Shareholders’ Equity

Items impacting common shareholders’ equity other than income and dividends are the Company’s dividend reinvestment program, employee stock purchase program and treasury stock.  The impact of these additional items increases common shareholders’ equity approximately $188,000 for the three months ended March 31, 2005.

10.

Sale of Discontinued Water Division

On March 27, 2003, the Company sold certain assets comprising its water utility system to the City of Fernandina Beach (City).  The fair value of the consideration was approximately $25.0 million.  The City paid $19.2 million in cash at closing and agreed to pay future consideration of approximately $7.4 million in variable annual installments until February 15, 2010.  FPU recognized and recorded the present value of the long-term receivable of $5.7 million, using a discount rate of 4.34%.  The long-term receivable has been subsequently increased to recognize interest income. The second variable annual installment of $254,250 was received in February 2005.

11.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on historical information and trended current economic conditions.

12.

Storm Related Impacts

The Company incurred storm related expenses due to the hurricanes in 2004 and charged those expenses to storm reserves. The natural gas areas had expenses which exceeded the amount in storm reserves and have deferred those excess expenses pending a request to the FPSC for recovery through a surcharge. The Company filed a natural gas petition in December 2004 with the Florida Public Service Commission to seek approval to recover the 2004 storm expenses relating to the hurricanes that are in excess of the existing storm reserve.  The request included an amount for a future storm reserve of $300,000.   Management believes the FPSC will allow recovery of the 2004 natural gas storm expenses through a special surcharge to customers over a period of time in the future.  As of March 31, 2005 there is $565,000 of storm related expenditures deferred.  This includes $22,000 in capital expenditures and $543,000 related to non-capital expenses and interest.   The Company had $59,000 in its natural gas storm reserves and expects the FPSC to allow partial application of our previous 2002 natural gas over-earnings to the storm reserve to cover an additional $80,000 of those storm charges. The remaining $426,000 of storm expenses has been classified as a regulatory asset pending future rate recovery.  The recovery of storm damages, if any, will be subject to the approval of the FPSC and is expected to be determined in 2005.  If the FPSC does not approve the Company’s request for a special surcharge to customers or disallows a portion of the costs charged to the reserve, the expenses will increase by the disallowed portion.  As of March 31, 2005, the maximum impact on operating income in 2005 is approximately $543,000 in additional expense.

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

Results of Operations

Revenue and Gross Profit Summary

Gross profit is defined as gross operating revenues less fuel costs, conservation costs, and revenue based taxes that are passed through to customers.  FPU believes that gross profit provides a more meaningful basis for evaluating utility revenue because revenue for the items passed through to customers have no effect on results of operations and fluctuations in such costs distort the relationship of gross operating revenues between periods.

	Three Months Ended March 31,
Revenue and Gross Profit:	2005	2004
(dollars in thousands)
Natural Gas
Revenues	$20,216	$17,063
Cost of fuel and other pass thru costs	12,020	10,896
Gross Profit	$ 8,196	$ 6,167

Electric
Revenues	$11,390	$10,314
Cost of fuel and other pass thru costs	7,962	7,322
Gross Profit	$ 3,428	$ 2,992

Propane Gas
Revenues	$3,832	$3,348
Cost of fuel and other pass thru costs	1,837	1,601
Gross Profit	$1,995	$1,747

Three Months Ended March 31, 2005, Compared with Three Months Ended March 31, 2004.

Revenues and Gross Profit

Natural Gas

Natural gas service revenues increased $3,153,000 in the first quarter of 2005 over the same period in 2004.  $1,124,000 of the increase was the cost of fuel and other costs that were passed through to customers.  Gross profit increased $2,029,000 or 33%.  The primary reason for the gross profit increase was the final rate increase effective November 2004 as well as normal customer growth and a slight increase in units sold.

Electric

Electric service revenues increased $1,076,000 in the first quarter of 2005 over the same period in 2004.  $640,000 of the increase was the cost of fuel and other costs that were passed through to customers.  Gross profit increased $436,000 or 15%.  The increase in gross profit was primarily due to the rate increases granted in March 2004, along with normal customer growth and a 3% increase in units sold.

Propane Gas

Propane revenue increased $484,000 and gross profit increased $248,000 or 14% in the first quarter of 2005 over the same period in 2004.  The margin on propane rates charged to customers increased 11% from the previous year.  Propane unit sales increased 3% due primarily to the addition of a large wholesale customer along with an increase in the number of customers in 2005.

Operating Expenses (excluding income taxes)

Operating expenses increased $1,148,000 or approximately 15% in the first quarter of 2005 compared to the same period in 2004.  There was an increase of $111,000 in payroll expenses due to a shift in the electric division from work on capital assets in 2004 to increased work on operational and maintenance needs. Pension expense increased $101,000 due to assets and the expected return on assets having not kept pace with continually growing liabilities and interest on the liabilities.  Propane sales cost increased $72,000 due to increased piping and emphasis in this area. Tree trimming expense increased $70,000 due to bad weather creating more damage as well as a continued Company focus on improving service reliability. The amortization of the electric and the gas rate case finalized in 2004 increased costs by $43,000. Audit and accounting fees increased $26,000 due to additional regulations.  The provision for bad debt accounts increased $38,000 due to increased receivables from recent rate increases.  Line locating expense increased $15,000 due to increased construction projects in the surrounding areas.  There were also other inflationary increases.  Other contributing factors to the increase in operating expenses include higher depreciation and amortization expense of $336,000.  Several items were approved for amortization in the natural gas rate case, which began in January 2005, such as the bare steel replacement and environmental amortization with increases of $142,000 and $114,000 respectively, as well as normal plant growth. Payroll taxes increased $58,000 due to increased payroll expenses for employees in the first quarter of 2005 as well as increased pay rates for 2005.

Total Other Deductions

Merchandise and Service profitability decreased by $13,000 in the first quarter of 2005 compared to the same period in 2004, due to a revenue increase of $186,000 and expense increase of $199,000.  This is primarily due to the South Florida division’s increased sales prices and increased cost of installations.

Liquidity and Capital Resources

FPU currently has a $12.0 million line of credit (LOC), that upon 30 days notice by the Company, can be increased to a maximum of $20.0 million.  The LOC expires on June 30, 2007.  The LOC contains affirmative and negative covenants that, if violated, would give the bank the right to accelerate the due date of the loan to be immediately payable. The covenants include financial ratios that must be met or exceeded.  All ratios are currently exceeded and management believes the Company is in full compliance with all covenants and anticipates continued compliance. FPU reserves $1.0 million of the LOC to cover expenses for any major storm repairs in its electric segment, along with reserving an additional $250,000 for a ‘letter of credit’ covering propane facilities. As of March 31, 2005, the amount borrowed from the LOC was $1.6 million. The LOC, long-term debt and preferred stock as of March 31, 2005 comprised 55% of total capitalization and debt.

FPU’s 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property.  At March 31, 2005, such calculation would permit the issuance of approximately $32.9 million of additional bonds.

Net cash flow provided by continuing operating activities for 2005 compared to the prior year increased by approximately $2.9 million.  This is primarily due to the increases in revenues received due the recent rate proceedings.

Construction expenditures did not change materially and are not budgeted to increase materially in 2005. The Company does not currently have any material commitments for construction expenditures with the exception of one commitment in the Northeast electric division for purchasing a transformer in the second quarter of 2005 for approximately $600,000.  Our South Florida natural gas division is expecting to sell property formerly occupied by their Boynton Beach Gate Station for approximately $500,000; any gain from this sale, since it is regulated, is expected to be amortized through depreciation and will not materially affect the financial results in 2005.

Proceeds from Notes Receivable increased $218,000 primarily due to an anticipated increase in the payment received on the notes receivable from the sale of water to the City of Fernandina Beach.

Long-term debt has sinking fund payments that begin in 2008.  The company has not been required in recent years to make contributions to the pension plan.  However, current projections show contributions being required as early as 2006.  Actuarial forecasts show $1,030,000 as a potential contribution in 2006 and $1,430,000 for 2007.  Environmental clean up is anticipated to require approximately $10 million in 2007, the remaining $4 million will be paid in the following years.  Such amounts are accrued and will be funded.

The Company expects that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy its operating expenses, normal capital expenditure requirements, and dividend payments for the next year.  Depending upon operation requirements, environmental expenditures, pension contributions, and construction expenditures, additional financing may be needed to pay off the LOC prior to its expiration.  The Company may consider equity or debt offerings.

Outlook

Storm Reserve

The Company incurred storm related expenses due to the hurricanes in 2004 and charged those expenses to storm reserves. The natural gas segment had expenses exceeding current storm reserves and has deferred those expenses pending ruling on the request to the FPSC for recovery through a surcharge. The Company filed a natural gas petition in December 2004 with the FPSC to seek approval to recover the 2004 storm expenses relating to the hurricanes that are in excess of the existing storm reserve.  The request included an amount for a future storm reserve of $300,000.   Management believes the FPSC will allow recovery of the 2004 natural gas storm expenses through a special surcharge to customers over a period of time in the future.  As of March 31, 2005 there is $565,000 of storm related expenditures deferred.  This includes $22,000 in capital expenditures and $543,000 related to non-capital expenses and interest.   The Company had $59,000 in its natural gas storm reserves and expects the FPSC to allow partial application of our previous 2002 natural gas over earnings to the storm reserve to cover an additional $80,000 of those storm charges. The remaining $426,000 of storm expenses has been classified as a regulatory asset pending future rate recovery.  The recovery of storm damages, if any, will be subject to the approval of the FPSC and is expected to be determined in 2005.  If the FPSC does not approve the Company’s request for a special surcharge to customers or disallows a portion of the costs charged to the reserve, the disallowed portion will be expensed.  As of March 31, 2005, the maximum impact on operating income in 2005 is approximately $543,000 in additional expense.

Electric Power Supply

 The contracts with our two electric suppliers expire on December 31, 2007.  The contracts currently provide FPU electricity at rates that are much lower than market rates and these savings are passed through to our customers without FPU making a profit on the fuel.  The Company expects that re-negotiation of our supply contracts below market prices will not be attainable.  The Company is petitioning the Florida Public Service Commission to phase-in   the impact of market-price fuel costs to our customers expected in 2008.

If the Company enters into contracts with new suppliers, additional transmission facilities will most likely have to be constructed and wheeling charges for the delivery of electricity will increase the cost of fuel.  It is anticipated that fuel costs for the electric divisions’ customers will increase to market prices in 2008 and that rates may begin to increase as early as 2006 in order to minimize the impact of fuel increases in 2008.  The Company is unable to estimate what impact, if any, higher fuel costs could have on electric consumption.

The Company has also incurred fuel related expenses in association with the negotiation of these new fuel contracts and those costs have been passed through our fuel cost recovery clause.  The recovery of these fuel related costs, if any, will be subject to the approval of the FPSC and is expected to be determined in 2005.  If the FPSC does not approve the Company’s pass through of these costs in the fuel cost recovery clause or disallows a portion of the costs, the expenses will increase by the disallowed portion.  As of March 31, 2005, the maximum exposure that could affect operating income in 2005 is approximately $65,000.

Forward-Looking Statements (Cautionary Statement)

This report contains forward-looking statements including those relating to the Company’s expectation that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy its operating expense, normal capital expenditure requirements, and dividend payments for the next year; that financing may be needed to pay off the line of credit; the sale of our Boynton Beach Gate Station will occur and the resulting amortization will materialize in 2005 as expected; that the FPSC will approve recovery of the 2004 storm expenses; and that the Company expects to have higher fuel costs for 2008 and beyond.  These statements involve certain risks and uncertainties.  Actual results may differ materially from what is expressed in such forward-looking statements. Important factors that could cause actual results to differ materially from those expressed by the forward-looking statements include, but are not limited to, weather conditions, changes in laws or regulations, changes in the market environment, restrictions on FPU's ability to raise capital on favorable terms, any direct or indirect effects of terrorist threats and activities, and FPU's successfully petitioning for and receiving rate increases.

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

FPU has no exposure to equity risk, as it does not hold any equity instruments.  FPU’s exposure to interest rate risk is limited to investments held for environmental costs, the water sale long-term receivable and short-term borrowings on the line of credit. The investments held for environmental costs are short-term fixed income debt securities whose carrying amounts are not materially different than fair value. The short-term borrowings were $1.6 million at the end of March 2005.  Therefore, FPU does not believe it has material market risk exposure related to these instruments.  The indentures governing FPU’s two first mortgage bond series outstanding contain "make-whole" provisions, which are pre-payment penalties that charge for lost interest, which render refinancing impracticable.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

FPU’s management carried out an evaluation, under the supervision and with the participation of FPU's Chief Executive Officer and Chief Financial Officer, of the effectiveness of FPU's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, FPU’s disclosure controls and procedures were (1) designed to ensure that material information relating to FPU is made known to FPU’s Chief Executive Officer and Chief Financial Officer by others, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by FPU in the reports that FPU files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in FPU’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, FPU’s internal control over financial reporting.

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

4.2

Fourteenth Supplemental Indenture dated September 1, 2001 (incorporated by reference to exhibit 4.2 on FPU’s annual report on form 10-K for the year ended December 31, 2001).

4.3

Fifteenth Supplemental Indenture dated November 1, 2001 (incorporated by reference to exhibit 4.3 on FPU’s annual report on form 10-K for the year ended December 31, 2001).

31.1

Certification of Chief Executive Officer (CEO) per Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer (CFO) per Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Principal Executive Officer and Principal Financial Officer per Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY

(Registrant)

Date: May 13, 2005

By:    /s/ George M. Bachman

George M. Bachman

Chief Financial Officer (Principal Accounting Officer)

FLORIDA PUBLIC UTILITIES COMPANY

EXHIBIT INDEX

Item Number

31.1

Certification of Chief Executive Officer (CEO) per Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer (CFO) per Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of Principal Executive Officer and Principal Financial Officer per Section 906 of the Sarbanes-Oxley Act of 2002