Form 10-Q
period 2005-06-30
FLORIDA PUBLIC UTILITIES CO
filed 2005-08-12
CIK 37643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-10608

Florida Public Utilities Company
(Exact name of registrant as specified in its charter)

Florida	59-0539080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 South Dixie Highway, West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(561) 832-0872
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [  ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

         On July 25, 2005, there were 5,960,601 shares of $1.50 par value common stock outstanding.

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

Item 6. Exhibits

Signatures

PART I        Financial Information
Item 1.     Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2005	2004	2005	2004
Natural gas	$ 14,161	$ 12,109	$ 34,377	$ 29,172
Electric	11,063	10,126	22,453	20,440
Propane gas	3,105	2,494	6,937	5,842

Total revenues	28,329	24,729	63,767	55,454
Cost of fuel and taxes based on revenues	17,366	15,368	39,185	35,187

Gross Profit	10,963	9,361	24,582	20,267

Operating Expenses
Operations	6,246	5,545	12,543	11,122
Depreciation and amortization	1,789	1,451	3,629	2,955
Taxes other than income taxes	713	650	1,511	1,356

Total operating expenses	8,748	7,646	17,683	15,433

Operating income before other income and (deductions) and income taxes	2,215	1,715	6,899	4,834

Other Income and (Deductions)
Merchandise and service revenue	1,124	762	2,173	1,626
Merchandise and service expenses	(1,157)	(741)	(2,180)	(1,566)
Other income	150	142	291	286
Interest expense	(1,127)	(1,108)	(2,267)	(2,215)

Total other deductions - net	(1,010)	(945)	(1,983)	(1,869)

Income before income taxes	1,205	770	4,916	2,965
Income taxes	(354)	(248)	(1,712)	(1,030)

Net Income	851	522	3,204	1,935
Preferred Stock Dividends	7	7	14	14

Earnings for Common Stock	$ 844	$ 515	$ 3,190	$ 1,921

Earnings Per Common Share (basic and diluted)	$ 0.14	$ 0.09	$ 0.54	$ 0.33

Dividends Declared Per Common Share	$ 0.1033	$ 0.1000	$ 0.2033	$ 0.1983

Average Shares Outstanding	5,945,697	5,897,840	5,943,226	5,895,500

The financial statements should be read in conjunction with the Notes herein.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

	June 30, 2005	December 31, 2004

ASSETS
Utility Plant	$ 176,543	$ 173,348
Less accumulated depreciation	55,409	54,625

Net utility plant	121,134	118,723

Current Assets
Cash	637	499
Accounts receivable	9,543	10,847
Allowance for uncollectible accounts	(338)	(269)
Unbilled receivables	1,564	2,285
Notes receivable	311	394
Inventories (at average or unit cost)	3,313	2,956
Prepayments and deferrals	442	2,713

Total current assets	15,472	19,425

Other Assets
Investments held for environmental costs	3,212	3,183
Other regulatory assets	9,492	9,713
Long term receivable and other investments	5,732	5,811
Deferred charges	6,829	7,652
Unamortized debt discounts	1,921	1,962
Goodwill	2,405	2,405
Intangible assets (net)	2,810	2,814

Total other assets	32,401	33,540

Total	$ 169,007	$ 171,688

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity	$ 45,458	$ 43,213
Preferred stock	600	600
Long-term debt	52,500	52,500

Total capitalization	98,558	96,313

Current Liabilities
Line-of-credit	2,306	5,825
Accounts payable	7,072	9,861
Insurance accrued	320	364
Interest accrued other	803	969
Accruals and payables	4,833	4,101
Deferred income tax	194	241
Over recovery of conservation and unbundling	354	94
Over recovery of fuel costs	595	—
Customer deposits	7,278	6,891

Total current liabilities	23,755	28,346

Other Liabilities
Deferred income taxes	18,032	18,915
Regulatory liabilities	24,710	24,464
Other liabilities	3,952	3,650

Total other liabilities	46,694	47,029

Total	$ 169,007	$ 171,688

The financial statements should be read in conjunction with the Notes herein.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2005	2004

Net cash flow provided by operating activities	$ 9,893	$ 7,479

Cash flows from investing activities
Construction expenditures	(5,716)	(6,992)
Proceeds from notes receivable	279	66
Other	176	249

Net cash used in investing activities	(5,261)	(6,677)

Cash flows from financing activities
Net change in short-term borrowings	(3,519)	1,039
Dividends paid	(1,201)	(1,171)
Other	226	299

Net cash provided by (used in) financing activities	(4,494)	167

Net increase in cash	138	969

Cash at beginning of period	499	859

Cash at end of period	$ 637	$ 1,828

The financial statements should be read in conjunction with the Notes herein.

FLORIDA PUBLIC UTILITIES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

1.	Basis of Presentation
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments necessary for fair presentation have been included. The operating results for the period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.	Collateralized Assets
Substantially all of the Company’s utility plant and the shares of Flo-Gas Corporation collateralize the Company’s First Mortgage Bonds (long-term debt). Balances in cash, accounts receivable and inventory are collateral for the line of credit.

3.	Restriction on Dividends
Florida Public Utilities’ (FPU) Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends. At June 30, 2005, approximately $7.5 million of retained earnings were free of such restriction and therefore available for the payment of dividends. Our line of credit agreement contains covenants that, if violated, could restrict or prevent the payment of dividends. The Company is not in violation of these covenants.

4.	Summary of Revenues and Operating Income Before Income Taxes
The following is a summary of revenues and operating income before income taxes (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Natural gas	$ 14,161	$ 12,109	$ 34,377	$ 29,172
Electric	11,063	10,126	22,453	20,440
Propane gas	3,105	2,494	6,937	5,842

Total revenues	$ 28,329	$ 24,729	$ 63,767	$ 55,454

Operating income before income taxes
Natural gas	$ 1,275	$ 612	$ 4,729	$ 2,679
Electric	722	880	1,406	1,550
Propane gas	218	223	764	605

Total operating income before other income and (deductions) and income taxes	$ 2,215	$ 1,715	$ 6,899	$ 4,834

5.	Reclassification
Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

6.	Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company does not amortize goodwill or intangibles with indefinite lives. The Company periodically tests the applicable reporting segments, natural gas and propane gas, for impairment, and in the event a segment is impaired, the associated goodwill and intangible assets would be written down to fair value.

Intangible assets associated with the Company’s acquisitions have been identified as a separate line item on the balance sheet. The intangibles subject to amortization over a five-year period are non-compete agreements totaling $35,000. The related accumulated amortization of $25,000 is included in the net intangible on the balance sheet. The remaining intangibles are customer distribution rights of approximately $1.9 million and customer relationships valued at $900,000, both of which have indefinite lives and are not subject to amortization.

Goodwill associated with the Company’s acquisitions has been identified as a separate line item on the balance sheet and consists of $500,000 in the natural gas segment and $1.9 million in the propane gas segment. The impairment test performed in 2005 showed no impairment for either reporting segment.

7.	Environmental Contingencies
FPU is subject to federal and state regulation with respect to soil, groundwater and employee health and safety matters and to environmental regulations issued by the Florida Department of Environmental Protection (FDEP), the United States Environmental Protection Agency (EPA) and other federal and state agencies. For full disclosure of the legal items impacting the Company, please refer to “Contingencies” in the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K.

At June 30, 2005, the Company, based on projections, has recorded $14.0 million as an environmental liability. The majority of expenditures are expected to be paid before 2010, including an estimated $10 million in 2007, but may continue for another 20 to 30 years. In 2004, the Florida Public Service Commission (FPSC) approved rate recovery on this liability beginning January 1, 2005. The Company has recovered to date $4.9 million from insurance and through rate recovery. The balance of $9.1 million is recorded as a regulatory asset.

8.	Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowances, accruals for pensions, environmental liabilities, liability reserves, unbilled revenue, over earnings and hurricane expense cost recovery. Actual results may differ from these estimates and assumptions.

9.	Common Shareholders’ Equity
Items impacting common shareholders’ equity other than income and dividends are the Company’s dividend reinvestment program, employee stock purchase program, stock compensation plans and treasury stock. The impact of these additional items increased common shareholders’ equity approximately $264,000 for the six months ended June 30, 2005.

10.	Sale of Water Division
In 2003, the Company sold certain assets comprising its water utility system. The fair value of the consideration was approximately $25.0 million. FPU received $19.2 million in cash at closing and has an agreement from the purchaser to pay approximately $7.4 million in variable annual installments until February 15, 2010. FPU recognized and recorded the present value of the long-term receivable of $5.7 million, using a discount rate of 4.34%. The long-term receivable has been subsequently increased to recognize interest income. The second variable annual installment of $254,250 was received in February 2005.

11.	Allowance for Doubtful Accounts
The Company records an allowance for doubtful accounts based on historical information and trended current economic conditions.

12.	Storm Related Impacts
The Company incurred storm expenses due to the 2004 hurricanes and charged those expenses against its storm reserves. The natural gas segment had expenses which exceeded the amount in storm reserves and has deferred those excess expenses pending approval of a December 2004 request to the FPSC for recovery through a surcharge. The request also included an amount for funding a future storm reserve of $300,000. Management believes the FPSC will allow recovery of the 2004 natural gas storm expenses through a special surcharge to customers over a period of time in the future. See the table below for a summary of the storm costs, interest, and 2002 over earnings applied to the reserve as of June 30, 2005. The remaining $390,000 of storm expenses in excess of the reserve have been classified and shown on the balance sheet as a regulatory asset pending future rate recovery. The recovery of storm damages, if any, will be subject to the approval of the FPSC and is expected to be determined in the third quarter of 2005. If the FPSC does not approve the Company’s request for a special surcharge to customers or disallows a portion of the costs charged to the reserve, the expenses will increase by the disallowed portion.

Storm Reserve-Regulatory Asset

1/1/04 Beginning Balance	$(59,000)

Storm Costs	558,000

Accrued Interest	9,000

Over earnings (applied from 2002)	(118,000)

6/30/05 Ending Balance	$ 390,000

13.	Over Earnings – Natural Gas Segment
The FPSC approves rates that are intended to permit a specified rate of return on investment and limits the maximum amount of earnings of regulated operations. FPU has estimated that it will have over earnings in 2005 for its regulated natural gas operations of $251,000 and has provided an accrual along with a reduction to revenues. This liability has been included in Accruals on our balance sheet. The calculations supporting these liabilities are complex and involve a variety of projections and estimates prior to the ultimate settlement of such obligations. It is reasonably possible that management estimates of the Company’s earnings obligations could change in the next two quarters and the amount of changes could be material.

The disposition of any over earnings is at the discretion of the FPSC, with alternatives including refunding to customers, adding the over earnings to the storm damage reserves, funding environmental reserves or reducing any depreciation reserve deficiency. Finalization of the disposition and determination of the amount of over earnings is not expected until 2006.

The finalization of over earnings for 2002 in the Company’s natural gas operations of approximately $118,000 was recently ordered by the FPSC to be added to our storm damage reserve.

14.	Stock Dividend
On July 25, 2005 a three-for-two stock split in the form of a stock dividend was issued to the shareholders of record on July 15, 2005. All common share information has been restated to reflect the stock split for all periods presented.

15.	Tax Contingency
The IRS is currently in the process of auditing the Company’s 2002 and 2003 federal income tax returns. The Company may incur related interest expense and income tax liabilities as a result of this audit. At this time management is unable to estimate the effects, if any, that could result from the final resolution of this IRS audit. The Company expects the audit will be completed before the end of 2005.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (MDA)

Overview

FPU has three primary business segments: natural gas, electric and propane gas. The natural gas and electric segments are regulated by the Florida Public Service Commission (FPSC).

The regulated segments are required to receive approval to set the rates charged to customers. The rates approved by the FPSC allow FPU the possibility to achieve a rate of return on its regulated investment and recovery of expenditures. There is a maximum cap on the rate of return that can be earned in the regulated natural gas and electric operations. As part of the regulation, the costs of fuel and certain overheads are passed through to customers. The company is currently expecting to have an over earnings liability because the rate of return is currently projected to exceed the maximum rate of return for its 2005 natural gas operations. See “Over Earnings – Natural Gas Segment” in “Outlook” below.

FPU’s strategy is to concentrate on developing stronger relationships with its customers, including builders and developers of residential and commercial properties. FPU is positioning itself as a total energy company, rather than solely a supplier of electricity or gas. Included in the strategy is a plan to increase the rate of future growth by concentrating on increasing customers and territory coverage using new marketing programs, along with acquiring small energy related companies, particularly propane gas companies. The Company actively pursues opportunities to purchase small gas companies to assist in growth as feasible opportunities arise.

Contributing to variations in income are the effects of seasonal weather conditions, the timing of rate increases, and the migration of winter residents and tourists to Florida during the winter season.

On July 25, 2005 a three-for-two stock split in the form of a stock dividend was issued to the shareholders of record on July 15, 2005. All common share information has been restated to reflect the stock split.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue and Gross Profit:	2005	2004	2005	2004
(dollars in thousands)
Natural Gas
Revenues	$14,161	$12,109	$34,377	$29,172
Cost of fuel and other pass thru costs	8,132	7,388	20,152	18,284

Gross Profit	$ 6,029	$ 4,721	$14,225	$10,888

Electric
Revenues	$11,063	$10,126	$22,453	$20,440
Cost of fuel and other pass thru costs	7,709	6,813	15,671	14,135

Gross Profit	$ 3,354	$ 3,313	$ 6,782	$ 6,305

Propane Gas
Revenues	$ 3,105	$ 2,494	$ 6,937	$ 5,842
Cost of fuel and other pass thru costs	1,525	1,167	3,362	2,768

Gross Profit	$ 1,580	$ 1,327	$ 3,575	$ 3,074

Three Months Ended June 30, 2005, Compared with Three Months Ended June 30, 2004.

Revenues and Gross Profit

Natural Gas
Natural gas service revenues increased $2,052,000 in the second quarter of 2005 over the same period in 2004. Of this increase, $744,000 was due to the increase in the cost of fuel and other costs that were passed through to customers. Gross profit increased $1,308,000 or 28%. The primary reason for the gross profit and revenue increase was the final rate increase effective November 2004 as well as normal customer growth and a slight increase in units sold. Revenues include a reduction of $251,000 for the estimated over earnings liability for calendar year 2005. See “Outlook” “Over Earnings-Natural Gas Segment” below.

Electric
Electric service revenues increased $937,000 in the second quarter of 2005 over the same period in 2004. Of this increase, $896,000 was due to the cost of fuel and other costs that were passed through to customers. Gross profit increased $41,000 or 1%.

Propane Gas
Propane revenue increased $611,000 and gross profit increased $253,000 or 19% in the second quarter of 2005 over the same period in 2004. The increase in revenues and gross profit is primarily due to the increase in the propane rates charged to customers. This rate change not only covered the increase in cost of propane, but also contributed to the increase in gross profit. Propane unit sales increased 8% in 2005 due primarily to the addition of a large wholesale customer along with an increase in the total number of customers.

Operating Expenses

Operating expenses increased $1,102,000 or approximately 14% in the second quarter of 2005 compared to the same period in 2004. Increases were primarily due to normal inflation, growth factors, amortization and maintenance related items. Payroll expenses increased $101,000 primarily due to a shift in the electric segment from work on capital assets to operational and maintenance needs in 2005, and normal payroll increases. Maintenance expenses excluding payroll increased in the electric operations by $141,000 primarily due to projects to improve service reliability including tree trimming and the use of a temporary mobile substation until a new transformer is purchased and in service. See “Liquidity and Capital Resources” below for more information on this new transformer. Delayed maintenance and temporary employee vacancies contributed to the lower than expected increase in operating expenses in our natural gas segment. Operation and maintenance expenses for our natural gas segment are approximately $200,000 less than Management’s original forecast for the second quarter of 2005.

Other contributing factors to the increase in operating expenses include higher depreciation and amortization expense of $338,000. This increase includes amortization of the bare steel replacement program and environmental expenses approved in our 2004 natural gas rate proceeding.

Total Other Deductions

Merchandise and Service profitability decreased by $54,000 in the second quarter of 2005 compared to the same period in 2004; revenue increased $362,000 and expenses increased $416,000. The company has experienced an increase in sales and cost of sales primarily related to a new product line of generators and propane tanks. Management is currently reviewing the profitability of the various merchandise products and determining possible strategy changes in our product line and future pricing to increase profitability in this area.

Six Months Ended June 30, 2005, Compared with Six Months Ended June 30, 2004.

Revenues and Gross Profit

Natural Gas
Natural gas service revenues increased $5,205,000 for the six months ended in 2005 over the same period in 2004. Of this increase, $1,868,000 was due to the increase in the cost of fuel and other costs that were passed through to customers. Gross profit increased $3,337,000 or 31%. The primary reason for the gross profit and revenue increase was the final rate increase effective November 2004 as well as normal customer growth and a slight increase in units sold. Revenue includes a reduction of $251,000 for the estimated over earnings liability for the calendar year 2005. See “Outlook” “Over Earnings-Natural Gas Segment” below.

Electric
Electric service revenues increased $2,013,000 for the six months ended in 2005 over the same period in 2004. Of this increase, $1,536,000 was due to the cost of fuel and other costs that were passed through to customers. Gross profit increased $477,000 or 8%. The increase in gross profit was primarily due to the rate increases granted in March 2004, along with normal customer growth and a 2% increase in units sold.

Propane Gas
Propane revenue increased $1,095,000 and gross profit increased $501,000 or 16% for the six months ended in 2005 over the same period in 2004. The increase in revenues and gross profit is primarily due to the increase in the propane rates charged to customers. This rate change not only covered the increase in cost of propane, but also contributed to the increase in gross profit. Propane unit sales increased 5% in 2005 due primarily to the addition of a large wholesale customer along with an increase in the total number of customers.

Operating Expenses

Operating expenses increased $2,250,000 or approximately 14% for the six months ended in 2005 compared to the same period in 2004. Increases were primarily due to normal inflation, growth factors, amortization, pension and maintenance related items. Payroll expenses increased $304,000 primarily due to a shift in the electric segment from work on capital assets to operational and maintenance needs in 2005, and normal payroll increases. Pension expense increased $ 169,000 due to the expected return on assets having not kept pace with continually growing liabilities. Increases in piping expenses and an emphasis in the sales area contributed to an increase in propane operating costs of $195,000. Maintenance expenses excluding payroll increased in the electric operations by $279,000 primarily due to projects to improve service reliability including tree trimming and the use of a temporary mobile substation until a new transformer is purchased and in service. See “Liquidity and Capital Resources “for more information on this new transformer. Delayed maintenance and temporary employee vacancies contributed to the lower than expected increase in operating expenses in our natural gas segment. Operation and maintenance expenses for our natural gas segment are approximately $600,000 less than Management’s original forecast for the first half of 2005.

Other contributing factors to the increase in operating expenses include higher depreciation and amortization expense of $674,000. This increase includes amortization of the bare steel replacement program and environmental expenses approved in our 2004 natural gas rate proceeding.

Total Other Deductions

Merchandise and Service profitability decreased by $67,000 for the six months ended in 2005 compared to the same period in 2004; revenue increased $547,000 and expenses increased $614,000. The company has experienced an increase in sales and cost of sales primarily related to a new product line of generators and propane tanks. Management is currently reviewing the profitability of the various merchandise products and determining possible strategy changes in our product line and future pricing to increase profitability in this area.

Liquidity and Capital Resources

FPU currently has a $12.0 million line of credit (LOC), that upon 30 days notice by the Company can be increased to a maximum of $20.0 million. The LOC expires on June 30, 2007. The LOC contains affirmative and negative covenants that, if violated, would give the bank the right to accelerate the due date of the loan to be immediately payable. The covenants include certain financial ratios. All ratios are currently exceeded and management believes the Company is in full compliance with all covenants and anticipates continued compliance. FPU reserves $1.0 million of the LOC to cover expenses for any major storm repairs in its electric segment, along with reserving an additional $250,000 for a letter of credit covering propane facilities. As of June 30, 2005, the amount borrowed from the LOC was $2.3 million. The LOC, long-term debt and preferred stock as of June 30, 2005 comprised 55% of total capitalization and debt.

FPU’s 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property. At June 30, 2005, such calculation would permit the issuance of approximately $33.8 million of additional bonds.

Net cash flow provided by continuing operating activities for 2005 compared to the prior year increased by approximately $2.4 million. This is primarily due to the increases in revenues received in recent rate proceedings for our natural gas and electric operations.

Prepaid income taxes of approximately $1,625,000 were included in Prepayments at December 31, 2004. These amounts have been refunded or applied towards the 2005 tax liability. At June 30, 2005, there is an income tax liability of approximately $191,000 included in Accruals on our balance sheet.

Construction expenditures decreased in 2005 through June compared to the same period last year by approximately $1,300,000, primarily due to two large projects in 2004 to rebuild two substations in our electric segment. Construction expenditures for the remainder of the year are budgeted to be approximately the same for 2005 as 2004. The Company’s only material commitment for construction expenditures is in the Northeast electric division for purchasing a transformer for $600,000 in the second half of 2005. Our South Florida natural gas division is planning to sell property occupied by its Boynton Beach Gate Station for approximately $700,000. Any gain from this sale is expected to be amortized through depreciation and is not expected to affect the financial results during the remainder of 2005. The Company also expects to begin construction in its natural gas segment of new facilities to service the northern portion of Palm Beach County. Construction expenditures totaling approximately $1,200,000 are expected to occur in the later portion of 2005 through 2006.

In 2005, $254,000 was received on the notes receivable from the sale of water division.

The Company expects that internally generated cash, coupled with short-term borrowings on the LOC, will be sufficient to satisfy its operating expenses, normal capital expenditure requirements, and dividend payments for the next year. However, cash requirements will increase significantly in the future due to environmental clean up costs, sinking fund payments on long-term debt, and pension contributions. Environmental clean up is forecasted to require payments of approximately $10 million in 2007 and an additional $4 million in the years after 2007. Long-term debt sinking fund payments of approximately $1,400,000 will begin in 2008 and will continue annually for eleven years. Although in recent years the Company has not been required to make contributions to the pension plan, current projections show yearly contributions will need to begin with an approximate payment of $1,810,000 in 2007. Depending upon the actual environmental expenditures, pension contributions, operational requirements, and construction expenditures, additional financing may be needed to pay off the LOC prior to its expiration in 2007. The Company may consider equity or debt offerings for the additional financing.

Outlook

Storm Reserve
The Company incurred storm expenses due to the 2004 hurricanes and charged those expenses against its storm reserves. The natural gas segment had expenses which exceeded the amount in storm reserves and has deferred those excess expenses pending approval of a December 2004 request to the FPSC for recovery through a surcharge. The request also included an amount for funding a future storm reserve of $300,000. Management believes the FPSC will allow recovery of the 2004 natural gas storm expenses through a special surcharge to customers over a period of time in the future.  See the table below for a summary of the storm costs, interest, and 2002 over earnings applied to the reserve as of June 30, 2005. The remaining $390,000 of storm expenses in excess of the reserve have been classified and shown on the balance sheet as a regulatory asset pending future rate recovery. The recovery of storm damages, if any, will be subject to the approval of the FPSC and is expected to be determined in the third quarter of 2005. If the FPSC does not approve the Company’s request for a special surcharge to customers or disallows a portion of the costs charged to the reserve, the expenses will increase by the disallowed portion.

Storm Reserve-Regulatory Asset

1/1/04 Beginning Balance	$ (59,000)

Storm Costs	558,000
Accrued Interest	9,000
Over earnings (applied from 2002)	(118,000)

6/30/05 Ending Balance	$ 390,000

Electric Power Supply
Contracts with our two electric suppliers expire on December 31, 2007. The contracts currently provide FPU electricity at rates that are much lower than market rates. The savings are passed through to our customers without FPU profiting from the lower prices on fuel. Re-negotiation of our supply contracts below market prices will not reoccur. The Company expects a substantial increase between our current contract prices and the anticipated market prices in 2008. If the Company enters into contracts with new suppliers, additional transmission facilities will most likely have to be constructed and wheeling charges for the delivery of electricity will also increase the cost of fuel. The Company is petitioning the FPSC to phase-in the impact of market price fuel cost increases to our customers expected in 2008. The Company is unable to estimate what impact, if any, higher rates could have on electric consumption.

The Company has also incurred fuel-related expenses associated with the negotiation of these new fuel contracts and those costs have been passed through to our electric customers as fuel costs. The recovery of these fuel-related costs, if any, will be subject to the approval of the FPSC and is expected to be determined in 2005. If the FPSC does not approve the Company’s pass through of these costs in the fuel cost or disallows a portion of the costs, the expenses will increase by the disallowed portion. As of June 30, 2005, the maximum exposure for 2005 is approximately $141,000.

Over Earnings- Natural Gas Segment
The FPSC approves rates that are intended to permit a specified rate of return on investment and limits the maximum amount of earnings of regulated operations. FPU has estimated that it will have over earnings in 2005 for its regulated natural gas operations of $251,000 and has provided an accrual along with a reduction to revenues. This liability has been included in accruals on our balance sheet. The calculations supporting these liabilities are complex and involve a variety of estimates and projections prior to the ultimate settlement of such obligations. It is reasonably possible that management estimates of the Company’s earnings obligations could change in the next two quarters and the amount of the changes could be material.

The disposition of any over earnings is at the discretion of the FPSC, with alternatives including refunding to customers, adding the over earnings to the storm damage reserves, funding environmental reserves or reducing any depreciation reserve deficiency. Finalization of the disposition and determination of the amount of over earnings is not expected until 2006.

The Natural Gas segment experienced higher than expected net operating income for the second quarter of 2005 in part due to delayed maintenance and temporary employee vacancies. Operation and maintenance expenses for our natural gas segment are approximately $600,000 less than Management’s original forecast for the first half of 2005. Management expects expenses will be higher in the second half of 2005 as vacancies are filled and delayed maintenance is performed on vehicles and facilities. Management estimates that earnings in the third and fourth quarters will be negatively impacted due to these additional expenditures.

The finalization of over earnings for 2002 in the Company’s natural gas operations of approximately $118,000 was recently ordered by the FPSC to be added to our storm damage reserve.

401K Plan
The Company has discontinued eligibility to the pension plan for all new non-union hires, and has begun a new 401K match for new hires, effective January 1, 2005. This same change for unionized employees has been accepted by the two union groups in South Florida. The remaining union groups in Central, Northeast and Northwest Florida will be reviewing and negotiating these changes to their contracts later this year or in 2006.

Forward-Looking Statements (Cautionary Statement)

This report contains forward-looking statements including those relating to the Company’s expectation that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy its operating expense, normal capital expenditure requirements, and dividend payments for the next year; that financing may be needed to pay off the line of credit; the sale of our Boynton Beach Gate Station will occur and the resulting amortization will materialize in 2005 as expected; that the FPSC will approve recovery of the 2004 storm expenses; that the Company expects to have higher fuel costs for 2008 and beyond; the natural gas over earnings liability will materialize as estimated; and the company may have interest expense and income tax liabilities as a result of IRS audit findings. These statements involve certain risks and uncertainties. Actual results may differ materially from what is expressed in such forward-looking statements. Important factors that could cause actual results to differ materially from those expressed by the forward-looking statements include, but are not limited to, weather conditions, changes in laws or regulations, changes in the market environment, restrictions on FPU’s ability to raise capital on favorable terms, any direct or indirect effects of terrorist threats and activities, and FPU’s successfully petitioning for and receiving rate increases.

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

None of FPU’s gas or electric contracts is accounted for using the fair value method of accounting. While some of FPU’s contracts meet the definition of a derivative, FPU has designated these contracts as “normal purchases and sales” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

FPU has no exposure to equity risk, as it does not hold any equity instruments. FPU’s exposure to interest rate risk is limited to investments held for environmental costs, the water sale long-term receivable and short-term borrowings on the line of credit. The investments held for environmental costs are short-term fixed income debt securities whose carrying amounts are not materially different than fair value. The short-term borrowings were $2.3 million at the end of June 2005. Therefore, FPU does not believe it has material market risk exposure related to these instruments. The indentures governing FPU’s two first mortgage bond series outstanding contain “make-whole” provisions, which are pre-payment penalties that charge for lost interest, which render refinancing impracticable.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

FPU’s management carried out an evaluation, under the supervision and with the participation of FPU’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of FPU’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, FPU’s disclosure controls and procedures were (1) designed to ensure that material information relating to FPU is made known to FPU’s Chief Executive Officer and Chief Financial Officer by others, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by FPU in the reports that FPU files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in FPU’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, FPU’s internal control over financial reporting.

PART II.        OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 10, 2005. At that meeting, the stockholders were asked to consider and act on the election of one director, approve a Non-Employee Directors Compensation Plan, approve an amendment to Company’s Employee Stock Purchase Plan to increase number of shares of common stock available under the Plan by 100,000 treasury shares, and ratify the appointment of BDO Seidman, LLP, as the Company’s independent audit firm.

The following person was elected as director for term expiring in 2008 and received the number of votes set forth opposite his respective name:

Nominee	For	Against/Withheld	Broker Non-votes	Abstentions
Paul L. Maddock, Jr	5,040,137	381,503	0	0

Additionally, with respect to Directors:
Richard C. Hitchins to continue in office until 2007
Ellen T. Benoit and John T. English to continue in office until 2006

The following votes were cast which resulted in approval of the Non-Employee Directors Compensation Plan:

For	Against/Withheld	Broker Non-votes	Abstentions
3,337,220	736,457	1,291,260	56,703

The following votes were cast which resulted in approval of an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares of common stock available under the Plan by 100,000 treasury shares:

For	Against/Withheld	Broker Non-votes	Abstentions
3,450,504	629,528	1,291,260	50,348

The following votes were cast to ratify appointment of the Company’s independent audit firm, BDO Seidman, LLP:

For	Against/Withheld	Broker Non-votes	Abstentions
5,371,462	21,102	0	29,076

On July 25, 2005 a three-for-two stock split in the form of a stock dividend was issued to the shareholders of record on July 15, 2005. The number of votes listed in Item 4 above has been restated to reflect the stock split.

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

FLORIDA PUBLIC UTILITIES COMPANY (Registrant)

Date: August 12, 2005	By:	/s/ George M. Bachman
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