Form 10-Q
period 2005-09-30
FLORIDA PUBLIC UTILITIES CO
filed 2005-11-14
CIK 37643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission File Number:	001-10608

Florida Public Utilities Company
(Exact name of registrant as specified in its charter)

Florida		59-0539080
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

401 South Dixie Highway, West Palm Beach, Fl.		33401
(Address of principal executive offices)		(Zip Code)

(561) 832-0872
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]     No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).

Yes  [  ]     No  [X]

On October 27, 2005, there were 5,960,601 shares of $1.50 par value common stock outstanding.

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

Item 4.

Controls and Procedures

Part II.

Other Information

Item 6.

Exhibits

Signatures

PART I - Financial Information

Item 1.

Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2005	2004	2005	2004
Natural gas	$12,863	$9,794	$47,240	$38,966
Electric	13,686	12,168	36,139	32,608
Propane gas	2,641	2,221	9,578	8,063
Total revenues	29,190	24,183	92,957	79,637
Cost of fuel and other pass through costs	18,816	15,035	58,001	50,222
Gross Profit	10,374	9,148	34,956	29,415

Operating Expenses
Operation and maintenance	6,319	5,749	18,862	16,871
Depreciation and amortization	1,779	1,446	5,408	4,401
Taxes other than income taxes	698	698	2,209	2,054
Total operating expenses	8,796	7,893	26,479	23,326
Operating Income	1,578	1,255	8,477	6,089

Other Income and (Deductions)
Merchandise and service revenue	1,292	625	3,465	2,251
Merchandise and service expenses	(1,255)	(627)	(3,435)	(2,193)
Other income	83	150	374	436
Interest expense	(1,125)	(1,118)	(3,392)	(3,333)
Total other deductions – net	(1,005)	(970)	(2,988)	(2,839)
Earnings Before Income Taxes	573	285	5,489	3,250
Income Taxes	(313)	(64)	(2,025)	(1,094)
Net Income	260	221	3,464	2,156
Preferred Stock Dividends	7	7	21	21
Earnings For Common Stock	$253	$214	$3,443	$2,135

(Basic and Diluted):
Earnings Per Common Share	$0.04	$0.04	$0.58	$0.36

Dividends Declared Per Common Share	$0.1033	$0.1000	$0.3066	$0.2983

Average Shares Outstanding	5,960,601	5,897,840	5,949,018	5,902,675
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

ASSETS	September 30,	December 31,
	2005	2004
Utility Plant
Utility Plant	$176,913	$171,205
Less accumulated depreciation	55,236	53,441
Net utility plant	121,677	117,764

Current Assets
Cash	932	499
Accounts receivable	11,103	10,734
Unbilled receivables	1,430	2,285
Notes receivable- current portion	313	394
Inventories (at average or unit cost)	3,533	2,956
Prepayments and deferrals	968	2,713
Total current assets	18,279	19,581

Other Assets
Investments held for environmental costs	3,214	3,183
Regulatory assets	9,462	9,713
Notes receivable less current maturities and other investments	5,740	5,811
Deferred charges	6,802	7,652
Unamortized debt discounts	1,901	1,962
Goodwill	2,405	2,405
Intangible assets (net)	3,639	3,773
Total other assets	33,163	34,499
Total Assets	$173,119	$171,844

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES	September 30,	December 31,
	2005	2004
Capitalization
Common shareholders' equity	$45,289	$43,213
Preferred stock	600	600
Long-term debt	52,500	52,500
Total capitalization	98,389	96,313

Current Liabilities
Line of credit	765	5,825
Accounts payable	8,869	9,861
Accrued insurance	311	364
Accrued interest	1,641	969
Accruals and payables	5,615	4,101
Deferred income tax- current	-	241
Over recovery of fuel costs and other	1,158	94
Customer deposits	8,401	7,047
Total current liabilities	26,760	28,502

Other Liabilities
Deferred income taxes- long term	18,494	18,915
Environmental liabilities	14,000	13,989
Regulatory liabilities - storm	1,635	1,538
Regulatory liabilities - other	9,239	8,937
Other liabilities	4,602	3,650
Total other liabilities	47,970	47,029
Total Capitalization and Liabilities	$173,119	$171,844

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004

Net cash provided by operating activities	$14,960	$10,429

Investing Activities:
Construction expenditures	(8,752)	(10,603)
Proceeds from notes receivable	279	130
Other	429	234
Net cash used in investing activities	(8,044)	(10,239)

Financing Activities:
Net increase (decrease) in line of credit	(5,060)	963
Dividends paid	(1,825)	(1,769)
Other increases	402	467
Net cash used in financing activities	(6,483)	(339)

Net increase (decrease) in cash	433	(149)

Cash at beginning of period	499	859

Cash at end of period	$932	$710
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2005

1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation have been included.  The operating results for the period are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include allowances, accruals for pensions, environmental liabilities, liability reserves, unbilled revenue, and over earnings.  Actual results may differ from these estimates and assumptions.

3.

Reclassification

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

4.

Collateralized Assets

Substantially all of the Company’s utility plant and the shares of Flo-Gas Corporation collateralize the Company’s First Mortgage Bonds (long-term debt).   Balances in cash, accounts receivable and inventory are collateral for the line of credit.

5.

Restriction on Dividends

Florida Public Utilities’ (FPU) Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends.  At September 30, 2005, approximately $7.1 million of retained earnings were free of such restriction and available for the payment of dividends.  The Company’s line of credit agreement contains covenants that, if violated, could restrict or prevent the payment of dividends. The Company is not in violation of these covenants.

6.

Summary of Revenues and Operating Income before Income Taxes

The following is a summary of revenues and operating income before income taxes:

(Dollars in thousands):	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Natural gas	$12,863	$ 9,794	$47,240	$38,966
Electric	13,686	12,168	36,139	32,608
Propane gas	2,641	2,221	9,578	8,063
Total revenues	$29,190	$24,183	$92,957	$79,637

Operating income
Natural gas	$ 278	$ 135	$ 5,007	$ 2,814
Electric	1,363	1,184	2,770	2,734
Propane gas	(63)	(64)	700	541
Total operating income	$ 1,578	$ 1,255	$ 8,477	$ 6,089

7.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on historical information and trended current economic conditions.

8.

Storm Related Impacts

In October 2005, the Florida Public Service Commission (FPSC) approved recovery of the Company’s 2004 natural gas storm costs plus interest and revenue-based taxes over a 30-month period beginning November 2005.  The Company deferred 2004 storm costs of $517,000 plus interest of $12,000 as a regulatory asset due from customers on the balance sheet. The FPSC disallowed a portion of the Company’s deferred storm costs.  These disallowed costs increased operating expenses by $37,000 and net utility plant by $22,000 in the third quarter of 2005.

See the table below for a summary of the natural gas regulatory asset related to storm along with a summary of the natural gas storm costs and interest as of September 30, 2005.

Natural Gas Regulatory Asset
September 30, 2005
Storm costs	$517,000
Accrued interest	12,000
Reserve applied to costs	(59,000)
Natural Gas Regulatory Asset	$470,000

The FPSC approved application of $118,000 of 2002 natural gas over earnings to the storm reserve to cover future storm costs.  This is included as part of the “regulatory liability – storm” on the balance sheet.

Hurricane Wilma hit South Florida in October 2005 and impacted the Company’s natural gas segment. The storm costs will be charged to the natural gas “regulatory liability – storm” and are not expected to exceed the current reserve amount of $118,000. The electric segment has $1.5 million in storm reserves.

9.

Note Receivable- Water Division

In 2003, the Company sold certain assets comprising its water utility system. As part of the sale, the Company received an agreement from the purchaser to pay approximately $7.4 million in variable annual installments until February 15, 2010.  The present value of the remaining balance of the long-term receivable is $5.7 million, using a discount rate of 4.34% at September 30, 2005.

10.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company does not amortize goodwill or intangibles with indefinite lives.  The Company periodically tests the applicable reporting segments, natural gas and propane gas, for impairment. In the event a segment is impaired, the Company would write down the associated goodwill and intangible assets to fair value. The impairment test performed in 2005 showed no impairment for either reporting segment.

Goodwill associated with the Company’s acquisitions has been identified as a separate line item on the balance sheet and consists of $500,000 in the natural gas segment and $1.9 million in the propane gas segment.

Intangible assets associated with the Company’s acquisitions and software has been identified as a separate line item on the balance sheet.  Summaries of those intangible assets at September 30, 2005, are as follows:

		2005
Customer distribution rights	(Indefinite life)	$ 1,900,000
Customer relationships	(Indefinite life)	900,000
Software	(Five to nine year life)	2,176,000
Non-compete agreement	(Five year life)	35,000
Accumulated amortization		(1,372,000)
Total intangible assets, net of amortization		$ 3,639,000

11.

Common Shareholders’ Equity

Items impacting common shareholders’ equity other than income and dividends are the dividend reinvestment program, employee stock purchase program, stock compensation plans and treasury stock.  The net impact of these additional items increased common shareholders’ equity approximately $448,000 for the nine months ended September 30, 2005.

12.

Stock Dividend

On July 25, 2005 a three-for-two stock split in the form of a stock dividend was issued to the shareholders of record on July 15, 2005.   All common share information has been restated to reflect the stock split for all periods presented.

13.

Over Earnings – Natural Gas Segment

The FPSC approves rates that are intended to permit a specified rate of return on investment and limits the maximum amount of earnings of regulated operations.  The Company has estimated that it will have over earnings in 2005 for regulated natural gas operations of $518,000. This liability has been included in accruals and payables on the Company’s balance sheet. The calculations supporting these liabilities are complex and involve a variety of projections and estimates before the ultimate settlement of such obligations. It is reasonably possible that the Company’s estimates of its earnings obligations could change in the last quarter of 2005 and the amount of the change could be material.

The FPSC determines the disposition of over earnings with alternatives that include refunds to customers, funding storm damage or environmental reserves, or reducing any depreciation reserve deficiency.  Recently, the FPSC ordered 2002 natural gas over earnings of approximately $118,000 to be added to our “regulatory liability - storm” reserve to cover future storm costs. Finalization of the disposition and determination of the amount of 2005 natural gas over earnings is expected in 2006.

14.

Environmental Contingencies

FPU is subject to federal and state regulation with respect to soil, groundwater and employee health and safety matters and to environmental regulations issued by the Florida Department of Environmental Protection (FDEP), the United States Environmental Protection Agency (EPA) and other federal and state agencies.  For full disclosure of the legal items that impact the Company, please refer to "Contingencies" in the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K.

At September 30, 2005, based on projections, the Company recorded $14.0 million as an environmental liability. The Company expects the majority of expenditures will be paid before 2010, including an estimated $10 million in 2007. It is possible that payments may continue for another 20 to 30 years. In 2004, the FPSC approved rate recovery on this liability beginning January 1, 2005.  The Company has recovered $5 million from insurance and rate recovery through September 30, 2005.  The balance of $9 million is recorded as a regulatory asset.

15.

Income Taxes

The IRS completed an audit of the Company's 2002 and 2003 federal income tax returns. The audit resulted in a current income tax payable amount $361,000 due to adjustments to depreciation, reserve accounts, and recognition of a portion of the water sale gain that was deferred. This amount was partially offset by $285,000 in deferred tax liabilities previously established.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MDA)

Overview

We have three primary business segments: natural gas, electric and propane gas.  The Florida Public Service Commission (FPSC) regulates the natural gas and electric segments.

Our strategy is to concentrate on developing stronger relationships with our customers, including builders and developers of residential and commercial properties.  We are positioning ourselves as a total energy company rather than solely a supplier of electricity or gas. Included in our strategy is a plan to increase the rate of future growth by concentrating on increasing customers and territory by focusing on and signing up residential and commercial accounts and developer’s agreements.

The regulated segments must receive approval from the FPSC to set rates charged to customers. The rates allow us the possibility to achieve a rate of return on our regulated investment and recovery of expenditures. There is a maximum cap on the rate of return that can be earned in the regulated natural gas and electric operations. As part of the rates, the costs of fuel and certain overheads are passed through to customers.

We are currently expecting to increase the over earnings liability at December 31, 2005 because the rate of return is projected to exceed the maximum rate of return for our 2005 natural gas operations. At September 30, 2005, $518,000 was recorded.  See “Outlook, Over Earnings – Natural Gas Segment” below.

Contributing to variations in income are the effects of seasonal weather conditions, the timing of rate increases, fluctuations in demand due to the cost of fuel passed on to customers and the migration of winter residents and tourists to Florida during the winter season.

Recent increases in our natural gas and propane costs, partly as a result of the effects of hurricane Katrina on gas supplies, may affect future demand and net operating income. We are unable to determine the effects if any, that this may have on our future operating results.

In October 2005, the FPSC approved recovery of our 2004 natural gas storm costs plus interest and revenue taxes over a 30-month period beginning November 2005.  We had deferred our storm costs as a regulatory asset due from our customers on our balance sheet. The FPSC reduced the amount of deferred storm costs that could be recovered from our customers in this special collection. This reduction increased operating expenses by $37,000 and net utility plant by $22,000 in the third quarter of 2005.

Hurricane Wilma hit Florida in October 2005 and impacted our natural gas segment.  We do not expect the costs of this storm to exceed our current natural gas regulatory liability for our storm reserve.

On July 25, 2005 a three-for-two stock split in the form of a stock dividend was issued to the shareholders of record on July 15, 2005.   All common share information has been restated to reflect the stock split.

Results of Operations

Revenue and Gross Profit Summary

Gross profit is defined as gross operating revenues less fuel costs, conservation costs, and revenue based taxes that are passed through to customers.  We believe that gross profit provides a more meaningful basis for evaluating utility revenue. Revenue for the items passed through to customers has no effect on results of operations and fluctuations in such costs distort the relationship of gross operating revenues between periods.

Revenue and Gross Profit:
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Natural Gas
Revenues	$12,863	$9,794	$47,240	$38,966
Cost of fuel and other pass through costs	7,737	5,450	27,889	23,734
Gross Profit	$ 5,126	$ 4,344	$19,351	$ 15,232

Electric
Revenues	$13,686	$12,168	$36,139	$32,608
Cost of fuel and other pass through costs	9,742	8,524	25,413	22,659
Gross Profit	$ 3,944	$ 3,644	$10,726	$ 9,949

Propane Gas
Revenues	$2,641	$2,221	$9,578	$8,063
Cost of fuel	1,337	1,061	4,699	3,829
Gross Profit	$1,304	$1,160	$4,879	$4,234

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004.

Revenues and Gross Profit

Natural Gas

Natural gas service revenues increased $3,069,000 in the third quarter of 2005 over the same period in 2004.  Of this increase, $2,287,000 was due to the increase in the cost of fuel and other costs that were passed through to customers.  Gross profit increased $782,000 or 18%. The primary reason for the gross profit increase was the final rate increase effective November 2004 as well as normal customer growth and a slight increase in units sold.  Revenues and gross profit in the third quarter of 2005 was reduced by $267,000 for the estimated over earnings liability for calendar year 2005.  See “Outlook, Over Earnings-Natural Gas Segment” below.

Electric

Electric service revenues increased $1,518,000 in the third quarter of 2005 over the same period in 2004.  Of this increase, $1,218,000 was due to the cost of fuel and other costs that were passed through to customers.  Gross profit increased $300,000 or 8% due to an increased usage per average customer.  The increased usage was as a result of higher than average temperatures and the addition of a new large volume customer.

Propane Gas

Propane revenue increased $420,000 and gross profit increased $144,000 or 12% in the third quarter of 2005 over the same period in 2004.  The increase in revenues and gross profit is primarily due to the increase in the propane rates charged to customers.  We increased the rates to cover the increased cost of propane, and to increase the gross profit. Propane unit sales increased 4% in 2005 due primarily to an increase in the total number of customers and a focus on obtaining higher usage customers.

Operating Expenses

Operating expenses increased $903,000 or approximately 11% in the third quarter of 2005 compared to the same period in 2004.  Increases were primarily due to inflation, growth factors, payroll, amortization, medical insurance, pension and maintenance related items. Operating payroll expenses excluding administrative and general expenses increased by $122,000 mainly due to annual pay raises and inflation. Medical insurance and pension costs increased by $127,000 as the result of higher medical insurance premiums and the expectation that the return on the pension’s assets will not keep pace with growing pension liabilities. Other increases of $143,000 to operation and maintenance expenses relate to the purchase of additional materials and supplies needed to complete pending projects and the increased cost of gasoline.

Other contributing factors to the increase in operating expenses include higher depreciation and amortization expense of $333,000 due to the amortization of the bare steel replacement program and future environmental costs approved in our 2004 natural gas rate proceeding.

Other Income and Deductions

Merchandise and Service profitability increased by $39,000 in the third quarter of 2005 compared to the same period in 2004; revenue increased $667,000 and expenses increased $628,000.  We experienced an increase in sales and cost of sales primarily related to increased demand for electric to gas conversions and the installation of customer owned propane tanks to supply back-up generators. Management is currently reviewing the profitability of the various merchandise installation costs and considering increasing installation fees to increase profitability in this area.

Income Taxes

Income tax expense increased in the third quarter over the normal tax rate on net income by $102,000. This amount included $76,000 related to our recent IRS audits of the 2002 and 2003 income tax returns and $26,000 related to differences between the 2004 tax provision and the actual amounts from the 2004 income tax return as filed.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004.

Revenues and Gross Profit

Natural Gas

Natural gas service revenues increased $8,274,000 for the nine months ended in 2005 over the same period in 2004. Increase in the cost of fuel and other costs that were passed through to customers were $4,155,000.  Gross profit increased $4,119,000 or 27%. The gross profit increase was mainly due to the final rate increase effective November 2004 as well as a 3% increase in customers and a slight increase in units sold.   Revenue and gross profit was reduced $518,000 to accrue the estimated over earnings liability for the calendar year 2005.  See “Outlook, Over Earnings-Natural Gas Segment” below.

Electric

Electric service revenues increased $3,531,000 for the nine months ended in 2005 over the same period in 2004.  $2,754,000 was due to the cost of fuel and other costs that were passed through to customers.  Gross profit increased $777,000 or 8%.  The increase in gross profit was primarily due to the rate increases granted in March 2004, along with normal customer growth and a 3% increase in units sold.  The increased usage was due to higher than average temperatures, and the addition of a new large volume customer.

Propane Gas

Propane revenue increased $1,515,000 and gross profit increased $645,000 or 15% for the nine months ended in 2005 over the same period in 2004. The increase in revenues and gross profit is primarily due to the increase in the propane rates charged to customers.  This rate change adequately covered the increase in cost of propane, retained the profit from favorable pre-buy agreements for propane purchases, and increased gross profit. Propane unit sales increased 5% in 2005 due primarily to an increase in the total number of customers and a focus on obtaining higher usage new customers. Future realization of additional gross profit from purchase agreements depends on future market conditions affecting the cost of propane and the terms of the pre-buy agreements.  These pre-buy agreements are made in the normal course of procuring propane supplies.

Operating Expenses

Operating expenses increased $3,153,000 or approximately 14% for the nine months ended in 2005 compared to the same period in 2004.  Increases were primarily due to inflation, growth factors, payroll, amortization, pension and maintenance related items.  Operating payroll expenses increased $348,000 primarily due to a shift in the electric segment from work on capital assets to operational and maintenance needs in 2005, and pay raises. Pension expense increased $280,000 due to the expectation that the return on the pension’s assets will not keep pace with growing liabilities. Increases in piping expenses and an emphasis in the sales area contributed to an increase in propane operating costs of $245,000. Maintenance expenses excluding payroll increased in the electric operations by $323,000 primarily due to projects to improve service reliability including tree trimming and the use of a temporary mobile substation until a new transformer is purchased and in service. See “Liquidity and Capital Resources –Capital Requirements” for more information on this new transformer.   Delayed maintenance and temporary employee vacancies

contributed to the lower than expected increase in operating expenses in our natural gas segment; however this more significantly impacted the over earnings amount and not net operating results.

Other contributing factors to the increase in operating expenses include higher depreciation and amortization expense of $1,007,000. This increase is primarily due to the amortization of the bare steel replacement program and environmental expenses approved in our 2004 natural gas rate proceeding.

Other Income and Deductions

Merchandise and Service profitability decreased by $28,000 for the nine months ended in 2005 compared to the same period in 2004; revenue increased $1,214,000 and expenses increased $1,242,000.  We experienced an increase in sales and cost of sales primarily related to an increased demand for electric to gas conversions and the installation of customer owned propane tanks to supply back-up generators. Management is currently reviewing the profitability of the various merchandise installation costs and considering increasing installation fees to increase profitability in this area.

Income Taxes

Income tax expense increased for the nine months ended in 2005 over the normal tax rate on net income by $102,000. This amount included $76,000 related to our recent IRS audits of the 2002 and 2003 income tax returns and $26,000 related to differences between the 2004 tax provision and the actual amounts from the 2004 income tax return as filed.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flow provided by continuing operating activities for 2005 increased by approximately $4.6 million over the nine months ended 2004 primarily due to increases in revenues received from the recent rate increase for our natural gas and electric operations.

Deposits on customer’s accounts have also increased approximately $1.4 million primarily as a result of the annual review of customer bills with increased rates in our natural gas operations.

Investing Activities

Construction expenditures decreased in 2005 through September compared to the same period last year by approximately $1.8 million. In 2004, there were two large projects to rebuild two substations in our electric segment.

Financing Activities

Additional sources of cash provided by our recent rate increase and lower construction expenditures reduced our requirements for the use of short-term debt. Short-term borrowings decreased in 2005 through September compared to the same period last year by approximately $6 million.

Capital Resources

We currently have a $12 million line of credit (LOC), which expires on June 30, 2007. Upon 30 days notice by us, we can increase the LOC to a maximum of $20 million.  The LOC contains affirmative and negative covenants that, if violated, would give the bank the right to accelerate the due date of the loan to be immediately payable. The covenants include certain financial ratios.  All ratios are currently exceeded and management believes we are in full compliance with all covenants and anticipates continued compliance.  We reserve $1 million of the LOC to cover expenses for any major storm repairs in our electric segment and an additional $250,000 for a letter of credit covering propane facilities. As of September 30, 2005, the amount borrowed from the LOC was $765,000. The LOC, long-term debt and preferred stock as of September 30, 2005 comprised 54% of total capitalization and debt.

Our 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property.  At September 30, 2005, this calculation permits the issuance of approximately $34.5 million of additional bonds.

We have $3.2 million in invested funds held for payment of future environmental costs. We expect to use these funds in 2007 to offset a portion of the estimated $10 million of environmental costs to be paid during that year.

Our South Florida natural gas division is planning to sell property occupied by our Boynton Beach Gate Station for approximately $700,000. Any gain from this sale is expected to be amortized to reduce depreciation expense and is not expected to effect the financial results during the remainder of 2005.

Capital Requirements

Construction expenditures for the remainder of the year are budgeted to be slightly higher for 2005 compared to 2004.  Our largest commitment for construction expenditures is for purchase of a transformer for $600,000 in the Northeast electric division in the fourth quarter of 2005.  We also have commitments for the purchase of vehicles in our natural gas, electric and propane segments for approximately $1.1 million during 2005.

Beginning in late 2005 and 2006, we plan to purchase land in South Florida for a new natural gas and propane operations facility.  The estimated cost of land is expected to be approximately $5 million.  We are planning to build this new facility in the next several years. In addition, in 2006, we expect to begin construction of new facilities in our natural gas segment to service the northern portion of Palm Beach County.  Construction expenditures for this project are expected to be approximately $1.2 million.

We believe that internally generated cash, coupled with short-term borrowings on the LOC, will be sufficient to satisfy our operating expenses, normal capital expenditure requirements, and dividend payments for the next year.  However, cash requirements will increase significantly in the future due to environmental clean up costs, land purchase, sinking fund payments on long-term debt, and pension contributions. Environmental clean-up is forecasted to require payments of approximately $10 million in 2007 and an additional $4 million in the years after 2007. Long-term debt sinking fund payments of approximately $1.4 million will begin in 2008 and will continue annually for eleven years. Although in recent years we have not been required to make contributions to the pension plan, current projections show yearly contributions need to begin with an estimated payment of $1.8 million in 2007. Depending upon the actual environmental expenditures, pension contributions, operational requirements, and construction expenditures, additional financing may be needed to pay off the LOC before its expiration in 2007.  We may consider equity or debt offerings for the additional financing.

Outlook

Electric Power Supply

Contracts with our two electric suppliers expire on December 31, 2007.  The contracts currently provide us electricity at rates that are much lower than market rates. The savings are passed through to our customers without profit to the Company.  Re-negotiation of our supply contracts below market prices will not occur.  We expect a substantial increase between our current contract prices and the anticipated market prices in 2008. If we enter into contracts with new suppliers, additional transmission facilities will most likely have to be constructed and wheeling charges for the delivery of electricity will also increase the cost of fuel. We are unable to estimate what impact, if any; higher rates could have on electric consumption.

In November 2005, the FPSC approved recovery of expenses associated with requesting and evaluating proposals for the 2008 fuel contracts and the associated negotiation of the contracts.  As of September 30, 2005, $201,000 was included in the 2006 fuel charges that will be passed through to electric customers.

Over Earnings- Natural Gas Segment

The FPSC approves rates that are intended to permit a specified rate of return on investment and limits the maximum amount of earnings of regulated operations.  We have estimated that we will have over earnings in 2005 of $518,000. This liability has been included in accruals and payables on our balance sheet. The calculations supporting these liabilities are complex and involve a variety of projections and estimates before the ultimate settlement of such obligations. It is reasonably possible that our estimates of our earnings obligations could change in the last quarter of 2005 and the amount of the change could be material.

The FPSC determines the disposition of over earnings with alternatives that include refunds to customers, funding the storm damage or environmental reserves, or reducing any depreciation reserve deficiency. Recently, the FPSC ordered 2002 natural gas over earnings of approximately $118,000 to be added to our “regulatory liability – storm” reserve to cover future storm costs. Finalization of the disposition and determination of the amount of 2005 natural gas over earnings is expected in 2006.

Delayed maintenance and temporary employee vacancies contributed to the lower than expected increase in operating expenses in our natural gas segment; however this more significantly impacted the over earnings amount and not net operating results.

401(k) Plan

We have discontinued eligibility to the pension plan for all new non-union hires, and have begun a new 401(k) match for new hires, effective January 1, 2005. Five of our six union contracts have accepted this same change for their unionized employees, and the sixth will be negotiated in June of 2006.

Electric Customer

A large commercial customer in our electric division will be closing their operations by late 2006.  We anticipate annual revenues to be reduced by approximately $300,000 and annual gross profit to be reduced by approximately $50,000 as a result of the loss of this customer.

Forward-Looking Statements (Cautionary Statement)

This report contains forward-looking statements including those relating to the following expectations:

•

Internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy our operating expense, normal capital expenditure requirements, and dividend payments for the next year.

•

Financing may be needed to pay off the line of credit.

•

The sale of our Boynton Beach Gate Station will occur and the resulting amortization will materialize as expected.

•

We expect higher fuel costs for 2008 and beyond.

•

The natural gas over earnings liability will materialize as estimated.

•

The loss of a commercial customer in our electric operations will occur in 2006 resulting in a loss of annual gross profit of $50,000 and revenues of $300,000.

•

The purchase of land will occur by 2006 for our South Florida operations facility.

•

Environmental costs will materialize as expected.

•

Future realization of additional gross profit in our propane segment may occur depending on future market conditions and the terms of any pre-buy agreements.

These statements involve certain risks and uncertainties.  Actual results may differ materially from what is expressed in such forward-looking statements. Important factors that could cause actual results to differ materially from those expressed by the forward-looking statements include, but are not limited to:

•

Weather conditions

•

Changes in laws or regulations

•

Changes in the market environment

•

Restrictions on our ability to raise capital on favorable terms

•

Any direct or indirect effects of terrorist threats and activities

•

Our successfully petitioning for and receiving rate increases

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

All financial instruments held by us were entered into for purposes other than for trading.  We have market risk exposure only from the potential loss in fair value resulting from changes in interest rates.  We have no material exposure relating to commodity prices because under our regulatory jurisdictions, we are fully compensated for the actual costs of commodities (natural gas and electricity) used in our operations. Any commodity price increases for propane gas are normally passed through monthly to propane gas customers as the fuel charge portion of their rate.

None of our gas or electric contracts are accounted for using the fair value method of accounting. While some of our contracts meet the definition of a derivative, we have designated these contracts as "normal purchases and sales" under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

We have no exposure to equity risk, as we do not hold any equity instruments.  Our exposure to interest rate risk is limited to investments held for environmental costs, the water sale long-term receivable and short-term borrowings on the line of credit. The investments held for environmental costs are short-term fixed income debt securities whose carrying amounts are not materially different than fair value. The short-term borrowings were approximately $800,000 at the end of September 2005.  We do not believe we have material market risk exposure related to these instruments.  The indentures governing our two first mortgage bond series outstanding contain "make-whole" provisions, which are pre-payment penalties that charge for lost interest, which render refinancing impracticable.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were as follows:

(1) Designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others, particularly during the period in which this report was being prepared.

(2) Effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 2.

Exhibits

3.1

Amended Articles of Incorporation (incorporated herein by reference as Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 30, 2002.)

3.2

Amended By-Laws (incorporated herein by reference as Exhibit 3(ii) to our quarterly report on Form 10-Q for the period ended June 30, 2002.)

4.1

Indenture of Mortgage and Deed of Trust of FPU dated as of September 1, 1942 (incorporated by reference herein to Exhibit 7-A to Registration No. 2-6087).

4.2

Fourteenth Supplemental Indenture dated September 1, 2001 (incorporated by reference to exhibit 4.2 on our annual report on form 10-K for the year ended December 31, 2001).

4.3

Fifteenth Supplemental Indenture dated November 1, 2001 (incorporated by reference to exhibit 4.3 on our annual report on form 10-K for the year ended December 31, 2001).

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

Date: November 14, 2005

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