Form 10-Q
period 2006-03-31
FLORIDA PUBLIC UTILITIES CO
filed 2006-05-11
CIK 37643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to ______________

Commission File Number:  001-10608

FLORIDA PUBLIC UTILITIES COMPANY

(Exact name of registrant as specified in its charter)

Florida	59-0539080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 South Dixie Highway,

West Palm Beach, Fl.  33401

(561) 832-0872

(Address and telephone number of registrant’s principal executive offices and principal place of business)

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

Large accelerated filer  [  ]

Accelerated Filer [  ]

Non Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  [  ]      No [X]

On April 28, 2006, there were 5,980,037 shares of $1.50 par value common stock outstanding.

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

Item 1A.

Risk Factors

Item 6.

Exhibits

Signatures

PART I - Financial Information

Item 1.

Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended
	March 31,
Revenues	2006	2005
Natural gas	$26,954	$20,216
Electric	11,696	11,390
Propane gas	4,698	3,832
Total revenues	43,348	35,438
Cost of Fuel and Other Pass Through Costs	29,213	21,819
Gross Profit	14,135	13,619

Operating Expenses
Operation and maintenance	6,805	6,297
Depreciation and amortization	1,978	1,840
Taxes other than income taxes	824	798
Total operating expenses	9,607	8,935
Operating Income	4,528	4,684

Other Income and (Deductions)
Merchandise and service revenue	1,226	1,049
Merchandise and service expenses	(1,185)	(1,023)
Other income	151	141
Interest expense	(1,213)	(1,140)
Total other deductions – net	(1,021)	(973)
Earnings Before Income Taxes	3,507	3,711
Income Taxes	(1,286)	(1,358)
Net Income	2,221	2,353
Preferred Stock Dividends	7	7
Earnings For Common Stock	$2,214	$2,346

(Basic and Diluted):
Earnings Per Common Share	$0.37	$0.40

Dividends Declared Per Common Share	$0.1033	$0.1000

Average Shares Outstanding	5,980,037	5,940,756
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

ASSETS	March 31,	December 31,
	2006	2005
Utility Plant
Utility plant	$182,095	$179,278
Less accumulated depreciation	57,482	56,217
Net utility plant	124,613	123,061

Current Assets
Cash	1,848	695
Accounts receivable	13,068	14,997
Allowance for doubtful accounts	(278)	(272)
Unbilled receivables	1,744	1,918
Notes receivable- current portion	313	299
Inventories (at average or unit cost)	3,795	3,781
Prepaid expenses	820	951
Under- recovery of fuel costs	-	3,375
Income tax prepayments	-	1,159
Total current assets	21,310	26,903

Other Assets
Investments held for environmental costs	3,246	3,258
Regulatory assets- environmental	8,755	8,868
Regulatory assets- storm reserve	392	452
Long-term receivables and other investments	5,546	5,794
Deferred charges	6,856	6,751
Goodwill	2,405	2,405
Intangible assets (net)	4,403	4,391
Total other assets	31,603	31,919
Total Assets	$177,526	$181,883

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES	March 31,	December 31,
	2006	2005
Capitalization
Common shareholders' equity	$47,306	$45,503
Preferred stock	600	600
Long-term debt	50,641	50,620
Total capitalization	98,547	96,723

Current Liabilities
Line of credit	3,443	9,558
Accounts payable	9,427	13,166
Insurance accrued	290	296
Interest accrued	1,460	1,014
Other accruals and payables	2,064	2,684
Taxes accrued	3,918	1,512
Over-recovery of fuel costs and other	1,809	24
Deferred income tax- current	-	1,066
Customer deposits	8,226	8,068
Total current liabilities	30,637	37,388

Other Liabilities
Deferred income taxes	17,802	17,979
Environmental liability	14,000	14,001
Regulatory liability – storm reserve	1,536	1,536
Regulatory liabilities – other	9,393	9,247
Other liabilities	5,611	5,009
Total other liabilities	48,342	47,772
Total Capitalization and Liabilities	$177,526	$181,883

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005

Net cash provided by operating activities	$11,174	$7,394

Investing Activities:
Construction expenditures	(3,265)	(2,847)
Proceeds received on notes receivable	296	279
Other	148	148
Net cash used in investing activities	(2,821)	(2,420)

Financing Activities:
Net decrease in short-term borrowings	(6,115)	(4,272)
Dividends paid	(1,248)	(600)
Other increases	163	149
Net cash used in financing activities	(7,200)	(4,723)

Net increase in cash	1,153	251

Cash at beginning of period	695	499

Cash at end of period	$1,848	$750
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation have been included.  The operating results for the period are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include allowances, accruals for pensions, environmental liabilities, liability reserves, regulatory deferred tax liabilities, unbilled revenue, and over-earnings liability.  Actual results may differ from these estimates and assumptions.

3.

Reclassification

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

4.

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

As a result, Florida Public Service Commission (FPSC) regulation has a significant effect on the Company’s results of operations. The FPSC approves rates that are intended to permit a specified rate of return on investment.  Rate tariffs allow the flexibility of automatically passing through the cost of natural gas and electricity to customers.  Increases in the operating expenses of the regulated segments may require a request for increases in the rates charged to customers.

5.

Collateralized Assets

Substantially all of the Company’s utility plant and the shares of Flo-Gas Corporation collateralize the Company’s First Mortgage Bonds (long-term debt).  Balances in cash, accounts receivable and inventory are collateral for the line of credit.

6.

Restriction on Dividends

Florida Public Utilities’ (FPU) Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends.  At March 31, 2006, approximately $8.9 million of retained earnings were free of such restriction and available for the payment of dividends.  The Company’s line of credit agreement contains covenants that, if violated, could restrict or prevent the payment of dividends.  The Company is not in violation of these covenants.

7.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on historical information and trended current economic conditions.

8.

Storm Reserves

As of March 31, 2006, the Company had a storm reserve of approximately $1.5 million for the electric segment of the business. The Company does not have a storm reserve for the natural gas or propane segments. Any future storm costs affecting the natural gas segment will be deferred pending review by the FPSC for possible recovery from customers either through rates or through applying any available over- earnings as a reduction to the costs.

The Company deferred natural gas storm costs that were incurred in 2004 as a regulatory asset on the balance sheet.  The FPSC approved recovery of these storm costs, plus interest and revenue related taxes, over a 30-month period beginning in November 2005.  As of March 31, 2006, the remaining balance of these storm costs is $392,000.

9.

Goodwill and Other Intangible Assets

The Company does not amortize goodwill or intangibles with indefinite lives.  The Company periodically tests the applicable reporting segments, natural gas and propane gas, for impairment. In the event goodwill or intangible assets related to a segment are determined to be impaired, the Company would write down such assets to fair value. The impairment test performed in 2006 showed no impairment for either reporting segment.

Goodwill associated with the Company’s acquisitions consists of $500,000 in the natural gas segment and $1.9 million in the propane gas segment.  The summary of intangible assets at March 31, 2006, is as follows:

Intangible Assets (Dollars in thousands)
		2006
Customer distribution rights	(Indefinite life)	$ 1,900
Customer relationships	(Indefinite life)	900
Software	(Five to nine year life)	3,059
Non-compete agreement	(Five year life)	35
Accumulated amortization		(1,491)
Total intangible assets, net of amortization		$ 4,403

The amortization expense of intangible assets was approximately $76,000 for the three months ended March 31, 2006.

10.

Common Shareholders’ Equity

Items impacting common shareholders’ equity other than income and dividends are the dividend reinvestment program, employee stock purchase program, stock compensation plans and treasury stock.  The net impact of these additional items increased common shareholders’ equity approximately $207,000 for the three months ended March 31, 2006.

11.

Stock Dividend

On July 25, 2005 a three-for-two stock split in the form of a stock dividend was issued to the shareholders of record on July 15, 2005.  All common share information has been restated to reflect the stock split for all periods presented.

12.

Over-earnings – Natural Gas Segment

The FPSC approves rates that are intended to permit a specified rate of return on investment and limits the maximum amount of earnings of regulated operations.  The Company has agreed with the FPSC staff to limit the earned return on equity for regulated natural gas and electric operations.

The Company estimated over-earnings in 2005 of $700,000 for the natural gas segment.  This liability is included in the category of “other accruals and payables” on the condensed consolidated balance sheet.  The estimate of the over-earnings liabilities could change upon the FPSC finalization and review of earnings.

The FPSC determines the disposition of over-earnings with alternatives that include refunding to customers, funding storm or environmental reserves, or reducing any depreciation reserve deficiency.  Finalization of the disposition and determination of the amount of 2005 natural gas over-earnings is expected in the second half of 2006.

13.

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

Recent increases in the price of natural gas and propane gas may have lowered normal energy usage in the first quarter of 2006 and could affect future demand and net operating income. However, we did experience increased usage due to the purchase of generators and other gas appliances by our customers. The housing market and related construction continues to experience growth and our efforts are still focused on reaching builders to use gas in these new developments.

Results of Operations

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005.

Revenue and Gross Profit Summary

Normal sales revenues include cost recovery revenues. The FPSC allows cost recovery revenues to directly recover costs of fuel, conservation and revenue-based taxes in our natural gas and electric segments. Revenues collected for these expenses have no effect on results of operations and fluctuations could distort the relationship of revenues between periods. Gross profit is defined as gross operating revenues less fuel, conservation and revenue based taxes that are passed directly through to customers. Because gross profit eliminates these cost recovery revenues, we believe it provides a more meaningful basis for evaluating utility revenues. The following summary, including the energy units utilized Dekatherm (Dth) and Megawatt Hour (MWH), compares gross profit between periods.

Revenues and Gross Profit
(Dollars and units in thousands)	Three Months Ended March 31,
	2006	2005
Natural Gas
Revenues	$26,954	$20,216
Cost of fuel and other pass through costs	18,555	12,020
Gross Profit	$ 8,399	$ 8,196
Units sold: (Dth)	1,946	1,937
Electric
Revenues	$11,696	$11,390
Cost of fuel and other pass through costs	8,273	7,962
Gross Profit	$ 3,423	$ 3,428
Units sold: (MWH)	197	185
Propane Gas
Revenues	$4,698	$3,832
Cost of fuel	2,385	1,837
Gross Profit	$2,313	$1,995
Units sold: (Dth)	200	201
Consolidated
Revenues	$43,348	$35,438
Cost of fuel	29,213	21,819
Gross Profit	$14,135	$13,619

Revenues and Gross Profit

Natural Gas

Natural gas service revenues increased $6.7 million in the first quarter of 2006 over the same period in 2005.  Cost of fuel and other costs passed through to customers contributed to $6.5 million of this increase.  Gross profit increased by $203,000 or 2.5% in the first quarter of 2006 compared to the same period in 2005 primarily due to normal customer growth and a slight increase in units sold.

Electric

Electric service revenues increased $306,000 in the first quarter of 2006 over the same period in 2005.  The increase was primarily due to the cost of fuel and other costs that were passed through to customers. Although there was an increase in overall usage, gross profit remained relatively unchanged because the higher usage was attributable to our large commercial and industrial customers that provide us lower profit margins.

Propane Gas

Propane revenue increased $866,000 and gross profit increased $318,000 or 15% in the first quarter of 2006 over the same period in 2005.   This increase was the result of an increase in propane rates over the prior period.

Operating Expenses

Operating expenses increased $672,000 or approximately 8% in the first quarter of 2006 compared to the same period in 2005.  The increase in expenses was due to normal inflationary impacts and additional payroll expenses excluding administrative and general expenses of $260,000. The payroll increases were due to an increased number of employees and annual pay raises.  Higher medical insurance premiums and pension expense resulted in increased expenses of $88,000.

Other increases included regulatory storm surcharges of $65,000 approved in our 2005 natural gas storm petition hearing and higher depreciation expense of $118,000 due to increases in fixed assets.

Other Income and Deductions

An increase in the average outstanding loan balance on the line of credit and higher interest rates caused short-term debt interest expense to increase by $55,000 in the first quarter of 2006 compared to the same period in 2005.

Overall, net income decreased for the first quarter of 2006 compared to the same period in 2005 because expense increases exceeded the increase in gross profit.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flow provided by continuing operating activities for 2006 increased by approximately $3.8 million over the three months ended 2005 primarily due to an increase in the over recovery of fuel costs and accrued taxes in 2006 net of decreases in accounts payable and other accruals.

Investing Activities

Construction expenditures increased in 2006 through March compared to the same period last year by approximately $418,000.  We spent an additional $280,000 on vehicles, $62,000 on a mapping system to track our assets used in serving our customers and $74,000 on special safety equipment.

Financing Activities

Reductions in accounts payable and higher construction expenditures contributed to our additional use of short-term debt in 2006. Short-term borrowings increased in the first quarter of 2006 compared to the same period last year by approximately $1.8 million.

Capital Resources

We have a $12 million line of credit (LOC), which expires on June 30, 2007. Upon 30 days notice by us we can increase the LOC to a maximum of $20 million.  The LOC contains affirmative and negative covenants that, if violated, would give the bank the right to accelerate the due date of the loan to be immediately payable. The covenants include certain financial ratios.  All ratios are currently within the required limits and management believes we are in full compliance with all covenants and anticipates continued compliance in the foreseeable future.  We reserve $1 million of the LOC to cover expenses for any major storm repairs in our electric segment and an additional $250,000 for a letter of credit insuring propane facilities. As of March 31, 2006, the amount borrowed from the LOC was $3.4 million. At March 31, 2006, the LOC, long-term debt and preferred stock comprised 54% of total capitalization and debt.

Our 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property.  At March 31, 2006, such calculation would permit the issuance of approximately $36.5 million of additional bonds.

We have $3.2 million in invested funds held for payment of future environmental costs. We expect to use some of these funds in 2007.

Capital Requirements

Portions of our business are seasonal and dependent upon weather conditions in Florida.  The weather affects the sale of electricity and gas, and thereby impacts the cash provided by operations. Construction costs also impact cash requirements throughout the year.  Cash needs for operations and construction are met partially through short-term borrowings from our LOC.

The c onstruction expenditures for the remainder of 2006 are expected to increase by approximately $8.5 million over the same period last year . The primary reason is the anticipated purchase of land for a new South Florida division office. The current division office is located on environmentally impacted property, which requires relocating the office to allow for clean up of the property. It will not be possible to rebuild at the current location since this site has been rezoned with a residential designation. The estimated cost of land is $5 million to $8 million.  We are planning to build and complete this new facility in the next five years.

We are currently testing a transformer in our Northeast division, and depending on the results of the tests, we will be required to either repair or replace this transformer. The estimated cost of repair is approximately $250,000. If replacement is required, the cost is expected to be approximately $900,000.  Repair or replacement is expected to occur in the second half of 2006.

We do not currently have any material commitments for construction expenditures other than vehicle purchases totaling approximately $800,000.

Cash requirements are anticipated to increase significantly in the future due to environmental clean up costs, sinking fund payments on long-term debt and pension contributions. Environmental clean up costs are forecasted to be approximately $2 million in 2007, with remaining payments of approximately $12 million in 2008 and thereafter. Annual long-term debt sinking fund payments of approximately $1.4 million will begin in 2008 and will continue for eleven years. Current projections indicate that we will need to make annual contributions to our defined benefit pension plan of $250,000 in 2006 and $290,000 in 2007. These estimates are based on funding laws as of January 1, 2006. Contribution amounts in 2007 and beyond will likely be affected by pending funding reform that Congress is currently considering, which could affect funding requirements.

We believe that internally generated cash, coupled with short-term borrowings on the LOC, will be sufficient to satisfy our operating expenses, normal capital expenditure requirements, and dividend payments for the next year.  However, cash requirements will increase significantly in the future due to environmental clean up costs, land purchase, sinking fund payments on long-term debt, and pension contributions. Depending on cash needs relating to the possible land purchase and related construction; we may consider equity or debt financing in the second half of 2006.  The need and timing will depend upon operational requirements, environmental expenditures, pension contributions and construction expenditures. In addition, if we experience significant environmental expenditures in the next two or three years, it is possible we may need to raise additional funds as early as 2007. We may consider equity or debt offerings for any such additional financing. There can be no assurance, however, that equity or debt financing will be available on favorable terms, or at all, in 2006 or later years when the company will seek such financings.

Outlook

Electric Power Supply

Contracts with our two electric suppliers expire December 31, 2007.  The contracts currently provide electricity to our customers at rates that are much lower than market rates. The savings are passed through to our customers without profit to the Company.  We expect a substantial increase between our current contract prices and the anticipated contract prices.  Management anticipates that beginning in 2008, because of the increased rates for electricity, our customers’ bills will probably double. We are unable to estimate what impact, if any, the higher rates could have on electric consumption.

We have entered into negotiations with various suppliers and during 2006 anticipate completion of final contracts for the supply of our electricity beginning January 1, 2008.  Current negotiations may require completion of a transmission line to our Northeast operations to allow for the purchase of more favorable electricity prices.  The construction of this line may take two to three years to complete.  Management is unable to determine at this time if this line will be necessary and what impacts, if any, may result for the interim period.  We are currently reviewing alternatives and continuing with contract negotiations.

Over-earnings- Natural Gas Segment

The FPSC approves rates that are intended to permit a specified rate of return on investment and limits the maximum amount of earnings of regulated operations.  We have estimated over-earnings in 2005 of $700,000.  This liability has been included in the category of “other accruals and payables” on our condensed consolidated balance sheet, with the potential of rate refunds to customers.  The calculations supporting these liabilities are complex and involve a variety of projections and estimates before the ultimate settlement of such obligations. We believe our 2005 estimate of our over-earnings liabilities is accurate, but it could change upon the FPSC finalization and review of our earnings. We have estimated that there are no over-earnings in 2006 to date.

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

Indiantown Gas

We have completed negotiations with Indiantown Gas regarding our transportation and territorial agreements and expect to complete a formal agreement by mid 2006.  We have also begun construction in the Indiantown area to install natural gas mains in the first phase of this development for approximately 100 homes.

Storm Related Expenditures

Regulators continue to focus on hurricane preparedness and storm recovery issues for utility companies. Proposed rules could impact our operating expenses and capital expenditures in the next one to ten years. The initial forecasts of these annual expenditures range from $500,000 to $1,000,000; however, management requires additional time and rule clarification to determine the complete impact to our company. It is possible that additional regulation and rules will be mandated regarding storm related expenditures over the next several years.

Forward-Looking Statements (Cautionary Statement)

This report contains forward-looking statements including those relating to the following expectations:

•

Based on our current expectations for cash needs, including cash needs relating to the possible land purchase and related construction, we may choose to consider an equity or debt financing in 2006 to address those cash needs.  The need and timing will depend upon operational requirements, environmental expenditures, pension contributions and construction expenditures and cannot be precisely predicted at this time.

•

Our 2005 over-earnings liability in natural gas will materialize as estimated after the FPSC review and audit.

•

We expect higher fuel costs for 2008 and beyond and expect customers’ bills to double.

•

We may be required to build a transmission line within the next several years to allow for the purchase of electricity at more favorable prices in our Northeast operations.

•

The development in Indiantown will occur as estimated and we will provide natural gas to this area.

•

Storm related expenditures may be necessary over the next one to ten years and the total cost may be significant.

•

The purchase of land for our new natural gas and propane division office will occur in 2006.

These statements involve certain risks and uncertainties.  Actual results may differ materially from what is expressed in such forward-looking statements.  Important factors that could cause actual results to differ materially from those expressed by the forward-looking statements include, but are not limited to those set forth in “Risk Factors” below and in our 10K for calendar year 2005.

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

We have no exposure to equity risk, as we do not hold any equity instruments.  Our exposure to interest rate risk is limited to investments held for environmental costs, the water sale long-term receivable and short-term borrowings on the line of credit. The investments held for environmental costs are short-term fixed income debt securities whose carrying amounts are not materially different than fair value. The short-term borrowings were approximately $3.4 million at the end of March 2006.  We do not believe we have material market risk exposure related to these instruments.  The indentures governing our two first mortgage bond series outstanding contain "make-whole" provisions, which are pre-payment penalties that charge for lost interest, which render refinancing impracticable.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors

The risk factors should be read in conjunction with those included in our most recent 10K for the calendar year ending December 31, 2005.

New supply contracts could result in substantial increases to our prices, and could significantly impact the company, which could materially adversely affect our financial condition and results of operations.

Two pipeline suppliers under firm contracts having expiration dates from 2007 to 2023 transport our natural gas to us.  All of these contracts have provisions, which allow us to extend the terms ranging from 2020 to 2032.  Our electric services are provided by two suppliers under contracts which both expire in 2007.

Electricity supply contracts expiring in 2007 will result in the cost of electricity more than doubling over existing prices. This increase could have a significant impact on our financial condition and results of operations.

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

#

10.1

Employment Agreement between the Company and John T. English dated March 31, 2006 (incorporated by reference as Exhibit 10.1 to our Form 8-K, filed on March 31, 2006).

#

10.2

Employment Agreement between the Company and Charles L. Stein dated March 31, 2006 (incorporated by reference as Exhibit 10.2 to our Form 8-K, filed on March 31, 2006).

#

10.3

Employment Agreement between the Company and George M. Bachman dated March 31, 2006 (incorporated by reference as Exhibit 10.3 to our Form 8-K, filed on March 31, 2006).

31.1

Certification of Chief Executive Officer (CEO) per Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer (CFO) per Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Principal Executive Officer and Principal Financial Officer per Section 906 of the Sarbanes-Oxley Act of 2002.

#

 Denotes a management compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY

(Registrant)

Date: May 11, 2006

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