Form 10-Q
period 2006-06-30
FLORIDA PUBLIC UTILITIES CO
filed 2006-08-10
CIK 37643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X ]     No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [  ]

Accelerated filer [  ]

Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  [  ]      No [X]

On July 26, 2006, there were 5,986,159 shares of $1.50 par value common stock outstanding.

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

Item 6.

Exhibits

Signatures

PART I - Financial Information

Item 1.

Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2006	2005	2006	2005
Natural gas	$14,632	$14,161	$41,586	$34,377
Electric	11,815	11,063	23,511	22,453
Propane gas	3,431	3,105	8,129	6,937
Total revenues	29,878	28,329	73,226	63,767
Cost of Fuel and Other Pass Through Costs	18,476	17,366	47,689	39,185
Gross Profit	11,402	10,963	25,537	24,582

Operating Expenses
Operation and maintenance	6,732	6,246	13,537	12,543
Depreciation and amortization	1,925	1,789	3,903	3,629
Taxes other than income taxes	680	713	1,504	1,511
Total operating expenses	9,337	8,748	18,944	17,683
Operating Income	2,065	2,215	6,593	6,899

Other Income and (Deductions)
Merchandise and service revenue	1,090	1,124	2,316	2,173
Merchandise and service expenses	(1,007)	(1,157)	(2,192)	(2,180)
Other income	133	150	284	291
Interest expense	(1,119)	(1,127)	(2,332)	(2,267)
Total other deductions (net)	(903)	(1,010)	(1,924)	(1,983)
Earnings Before Income Taxes	1,162	1,205	4,669	4,916
Income Taxes	(424)	(354)	(1,710)	(1,712)
Net Income	738	851	2,959	3,204
Preferred Stock Dividends	7	7	14	14
Earnings For Common Stock	$731	$844	$2,945	$3,190

(Basic and Diluted):
Earnings Per Common Share	$0.12	$0.14	$0.49	$0.54

Dividends Declared Per Common Share	$0.1075	$0.1033	$0.2108	$0.2033

Average Shares Outstanding	5,985,162	5,945,697	5,982,599	5,943,226
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

ASSETS	June 30,	December 31,
	2006	2005

Utility plant	$184,252	$179,278
Less Accumulated depreciation	57,860	56,217
Net utility plant	126,392	123,061

Current Assets
Cash	1,120	695
Accounts receivable	11,061	15,780
Allowance for doubtful accounts	(240)	(272)
Unbilled receivables	1,634	1,918
Notes receivable-current portion	317	299
Inventories (at average unit cost)	3,916	3,781
Prepaid expenses	483	951
Under-recovery of fuel costs	-	3,375
Income tax prepayments	-	1,159
Total current assets	18,291	27,686

Other Assets
Investments held for environmental costs	3,265	3,258
Regulatory assets-environmental	8,635	8,868
Regulatory assets-storm reserve	352	452
Long-term receivables and other investments	5,604	5,794
Deferred charges	6,766	6,751
Goodwill	2,405	2,405
Intangible assets (net)	4,341	4,391
Total other assets	31,368	31,919
Total Assets	$176,051	$182,666

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES	June 30,	December 31,
	2006	2005
Capitalization
Common shareholders' equity	$47,478	$45,503
Preferred stock	600	600
Long-term debt	50,661	50,620
Total capitalization	98,739	96,723

Current Liabilities
Line of credit	1,437	9,558
Accounts payable	8,120	13,166
Insurance accrued	263	296
Interest accrued	833	1,014
Other accruals and payables	2,095	2,684
Taxes accrued	2,333	1,512
Over-recovery of fuel costs and other	3,253	24
Deferred income tax-current	664	1,066
Customer deposits	9,296	8,851
Total current liabilities	28,294	38,171

Other Liabilities
Deferred income taxes	17,477	17,979
Environmental liability	14,000	14,001
Regulatory liability-storm reserve	1,563	1,536
Regulatory liabilities-other	9,520	9,247
Other liabilities	6,458	5,009
Total other liabilities	49,018	47,772
Total Capitalization and Liabilities	$176,051	$182,666

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005

Net cash provided by operating activities	$16,155	$9,893

Investing Activities
Construction expenditures	(6,751)	(5,716)
Proceeds received on notes receivable	296	279
Other	513	176
Net cash used in investing activities	(5,942)	(5,261)

Financing Activities
Net decrease in short-term borrowings	(8,121)	(3,519)
Dividends paid	(1,899)	(1,201)
Other increases	232	226
Net cash used in financing activities	(9,788)	(4,494)

Net increase in cash	425	138

Cash at beginning of period	695	499

Cash at end of period	$1,120	$637
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation have been included. The operating results for the period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances, accruals for pensions, environmental liabilities, liability reserves, regulatory deferred tax liabilities, unbilled revenue and over-earnings liability. Actual results may differ from these estimates and assumptions.

3.

Regulation

The financial statements are prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 – "Accounting for the Effects of Certain Types of Regulation".  SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. A regulated utility may defer recognition of a cost (a regulatory asset) or show recognition of an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues. The Company has recognized certain regulatory assets and liabilities in the condensed consolidated balance sheets.

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

4.

Pledged Assets

Substantially all of the Company’s utility plant and the shares of Flo-Gas Corporation collateralize the Company’s First Mortgage Bonds (long-term debt).  Balances in cash, accounts receivable and inventory are collateral for the line of credit.

5.

Restriction on Dividends

The Company’s Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends. At June 30, 2006, approximately $9 million of retained earnings were free of such restriction and available for the payment of dividends. The Company’s line of credit agreement contains covenants that, if violated, could restrict or prevent the payment of dividends. The Company is not in violation of these covenants.

6.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on historical information and trended current economic conditions. Despite a decrease in accounts receivable, the amount that is over 90 days has increased approximately $170,000 over the amount at December 31, 2005. Management has increased focus on collecting these receivables and believes that the allowance for doubtful accounts is adequate. Due to the uncertainty in the estimate and the Company's ability to collect as anticipated, it is possible that additional allowances may be required.

7.

Storm Reserves

As of June 30, 2006, the Company had a storm reserve of approximately $1.6 million for the electric segment. The Company does not have a storm reserve for the natural gas or propane gas segments. Any future storm costs affecting the natural gas segment will be deferred pending review by the FPSC for possible recovery from customers either through rate increases or through applying any available over-earnings as a reduction to the costs.

The Company deferred storm costs for the natural gas segment incurred in 2004 as a regulatory asset on the condensed consolidated balance sheets. The FPSC approved recovery of these storm costs, plus interest and revenue related taxes, over a 30-month period beginning in November 2005. As of June 30, 2006, the remaining balance of these storm costs is $352,000.

8.

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

Goodwill associated with the Company’s acquisitions consists of $500,000 in the natural gas segment and $1.9 million in the propane gas segment. The summary of intangible assets at June 30, 2006, is as follows:

Intangible Assets (Dollars in thousands)
		2006
Customer distribution rights	(Indefinite life)	$ 1,900
Customer relationships	(Indefinite life)	900
Software	(Five to nine year life)	3,088
Non-compete agreement	(Five year life)	35
Accumulated amortization		(1,582)
Total intangible assets, net of amortization		$ 4,341

The amortization expense of intangible assets was approximately $167,000 for the six months ended June 30, 2006.

9.

Common Shareholders’ Equity

Items impacting common shareholders’ equity other than income and dividends are the dividend reinvestment program, employee stock purchase program, stock compensation plans and treasury stock. The net impact of these additional items increased common shareholders’ equity approximately $333,000 for the six months ended June 30, 2006.

10.

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

The FPSC determines the disposition of over-earnings with alternatives that include refunding to customers, funding storm or environmental reserves or reducing any depreciation reserve deficiency. Finalization of the disposition and determination of the amount of 2005 natural gas over-earnings is expected in the second half of 2006.

11.

Environmental Contingencies

The Company is subject to federal and state legislation with respect to soil, groundwater and employee health and safety matters and to environmental regulations issued by the Florida Department of Environmental Protection (FDEP), the United States Environmental Protection Agency (EPA) and other federal and state agencies. For full disclosure of the legal items that impact the Company, please refer to "Contingencies" in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

12.

Reclassification

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

13.

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company does not believe that the adoption of this interpretation will impact its financial condition; however, the Company is currently assessing the impact of FIN 48, which must be implemented effective January 1, 2007.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have three primary business segments: natural gas, electric and propane gas. The Florida Public Service Commission (FPSC) regulates the natural gas and electric segments.

Recent increases in the price of natural gas and propane gas may have resulted in lower than normal energy use in 2006 and may affect future demand and net operating income. Along with concerns of the turmoil in the Middle East spreading to other oil producing countries, the recent heat wave gripping the country has caused prices to rise for natural gas and propane gas. Natural gas prices remain at historically high levels.

Results of Operations

Revenues and Gross Profit Summary

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

Revenues and Gross Profit
(Dollars and units in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Natural Gas
Revenues	$14,632	$14,161	$41,586	$34,377
Cost of fuel and other pass through costs	8,402	8,132	26,957	20,152
Gross Profit	$ 6,230	$ 6,029	$ 14,629	$14,225
Units sold: (Dth)	1,402	1,453	3,348	3,390
Electric
Revenues	$11,815	$11,063	$23,511	$22,453
Cost of fuel and other pass through costs	8,243	7,709	16,516	15,671
Gross Profit	$ 3,572	$ 3,354	$ 6,995	$ 6,782
Units sold: (MWH)	217	191	414	376
Propane Gas
Revenues	$ 3,431	$ 3,105	$ 8,129	$ 6,937
Cost of fuel	1,831	1,525	4,216	3,362
Gross Profit	$ 1,600	$ 1,580	$ 3,913	$ 3,575
Units sold: (Dth)	147	154	347	355
Consolidated
Revenues	$29,878	$28,329	$73,226	$63,767
Cost of fuel	18,476	17,366	47,689	39,185
Gross Profit	$11,402	$10,963	$25,537	$24,582

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005.

Revenues and Gross Profit

Natural Gas

Natural gas service revenues increased $471,000 in the second quarter of 2006 over the same period in 2005. The cost of fuel and other costs passed through to customers contributed to $270,000 of this increase. Gross profit increased by $201,000 or 3.3% in the second quarter of 2006 compared to the same period in 2005. This was primarily due to an adjustment in the prior year for over-earnings, which reduced 2005 revenues and gross profit by $251,000. In the second quarter of 2006, the number of customers increased slightly; however, the usage per customer decreased. This usage decrease may have been due to the increased price of natural gas paid by our customers, which caused them to conserve energy.

Electric

Electric service revenues increased $752,000 in the second quarter of 2006 over the same period in 2005.  $534,000 of the increase was attributable to the cost of fuel and other costs that were passed through to customers. Gross profit increased by $218,000 or 6.5%, while usage increased by 13.6%. The usage increase resulted in a lower gross profit increase because the usage was primarily by our large commercial and industrial customers that provide lower profit margins.

Propane Gas

Propane gas revenues increased $326,000 and gross profit increased $20,000 or 1.3% in the second quarter of 2006 over the same period in 2005. The revenue increase was the result of an increase in our propane rates over the prior period to cover the rising cost of propane gas. However, as propane prices remain at historically high levels, we decreased our profit margins in the second quarter of 2006 compared to the first quarter to remain competitive. We anticipate our profit margins to remain at similar reduced levels for the second half of 2006.

Operating Expenses

Operating expenses increased $589,000 or approximately 7% in the second quarter of 2006 compared to the same period in 2005. The increase in expenses was due to inflationary impacts and additional payroll of $319,000. The payroll increases relate to an increased number of employees and annual pay raises. As we continue our efforts to respond more effectively to customer needs, additional employees have been added due to increased interest in gas conversions because of recent storms along with increased business from new subdivision developments. Temporary staff expense and equipment upgrades used to support our customer service effort further increased expenses.

Other increases included regulatory storm surcharges of $44,000 approved in our 2005 natural gas storm petition hearing, higher medical insurance premiums of $68,000 and higher depreciation expense of $128,000 due to the addition of fixed assets.

Other Income and Deductions

Merchandise and Service profitability increased by $116,000 in the second quarter of 2006 compared to the prior year primarily as a result of strategic changes implemented by management. These changes included revising the product markup structure, increasing fees for installation and increasing employee training. In addition, more appliances were sold as a result of the increased interest in natural and propane gas.

Net Income

Although gross profit increased in the second quarter of 2006 compared to the same period in 2005, net income decreased because operating expense increases exceeded the increase in gross profit.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005.

Revenues and Gross Profit

Natural Gas

Natural gas service revenues increased $7.2 million for the six months ended June 30, 2006, over the same period in 2005. The cost of fuel and other costs passed through to customers contributed to $6.8 million of this increase. Gross profit increased by $404,000 or 2.8% for six months ended June 30, 2006, compared to the same period in 2005. This was primarily due to an adjustment in the prior year for over-earnings, which reduced revenues and gross profit by $251,000, along with the collection in 2006 of $111,000 for regulatory storm surcharges. In 2006 the number of customers increased slightly; however, the usage per customer decreased. This usage decrease may have been due to the increased price of natural gas paid by our customers, which caused them to conserve energy.

Despite the increased cost of fuel and the slow down of construction over the past year, we continue to experience customer growth with our efforts still focused on contracting with builders to use gas in these new developments. Continuing interest by customers to install stand-by gas generators for use during power outages is also contributing to growth.

Electric

Electric service revenues increased $1.1 million for the six months ended June 30, 2006, over the same period in 2005. $845,000 of the increase was attributable to the cost of fuel and other costs that were passed through to customers. Gross profit increased by $213,000 or 3%, while usage increased by 10%. The usage increase resulted in a lower gross profit increase because the usage was primarily by our large commercial and industrial customers that provide lower profit margins.

Propane Gas

Propane gas revenues increased $1.2 million and gross profit increased $338,000 or 9.5% for the six months ended June 30, 2006, over the same period in 2005. This increase was primarily the result of an increase in the propane rates over the prior period, which exceeded increased fuel costs.

Operating Expenses

Operating expenses increased $1.3 million or approximately 7% in the six months ended June 30, 2006, compared to the same period in 2005. The increase in expenses was due to inflationary impacts and additional payroll of $531,000. In addition to pay raises, the number of employees increased over the prior year as we continue our efforts to respond more effectively to customer needs.

Other increases included regulatory storm surcharges of $108,000 approved in our 2005 natural gas storm petition hearing, higher medical insurance premiums of $130,000 and higher depreciation expense of $246,000 due to the addition of fixed assets.

Other Income and Deductions

Merchandise and Service profitability increased by $131,000 in the six months ended June 30, 2006, compared to this same period in 2005 primarily as a result of strategic changes implemented by management. These changes included revising the product markup structure, increasing fees for installation and increasing employee training. In addition, more appliances were sold as a result of the increased interest in natural and propane gas.

Net Income

Although gross profit increased in the six months ended June 30, 2006, compared to the same period in 2005, net income decreased because the operating expense increases exceeded the increase in gross profit.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flow provided by operating activities for the six months ended June 30, 2006, increased by approximately $6.3 million over the same period in 2005. The increase was primarily due to an increase in the over-recovery of fuel costs of $5.4 million. Also improving cash flow was a decrease in accounts receivable that was mainly due to lower June 2006 sales and fuel costs, which were passed through to customers. These increases were partially offset by increased payments on accounts payable and other liabilities.

Investing Activities

Construction expenditures through June 30, 2006 increased by approximately $1 million compared to the same period last year, primarily due to the purchase of $800,000 in new vehicles.

Financing Activities

Increases in the cash flow used in financing activities resulted from a reduction in short-term debt of approximately $4.6 million in the six months ended June 30, 2006, compared to the same period last year.

Capital Resources

We have a $12 million line of credit (LOC), which expires on June 30, 2007. Upon 30 days notice by us we can increase the LOC to a maximum of $20 million. The LOC contains affirmative and negative covenants that, if violated, would give the bank the right to accelerate the due date of the loan to be immediately payable. The covenants include certain financial ratios. All ratios are currently within the required limits and management believes we are in full compliance with all covenants and anticipates continued compliance in the foreseeable future. We reserve $1 million of the LOC to cover expenses for any major storm repairs in our electric segment and an additional $250,000 for a letter of credit insuring propane facilities. As of June 30, 2006, the amount borrowed from the LOC was $1.4 million. At June 30, 2006, the LOC, long-term debt and preferred stock comprised 53% of total capitalization, which includes debt.

Our 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property. At June 30, 2006, such calculation would permit the issuance of approximately $37.1 million of additional bonds.

We have $3.3 million in invested funds held for payment of future environmental costs. We expect to use some of these funds in 2007.

Capital Requirements

Portions of our business are seasonal and depend on weather conditions in Florida.  The weather affects the sale of electricity and gas, and thereby impacts the cash provided by operations. Construction costs also impact cash requirements throughout the year. Cash needs for operations and construction are met partially through short-term borrowings from our LOC.

The construction expenditures for the remainder of 2006 are expected to increase by approximately $6 million over the same period last year .. The primary reason is the anticipated purchase of land for a new South Florida division office. The current division office is located on environmentally impacted property, which requires relocating the office to allow for clean up of the property. It will not be possible to rebuild at the current location since this site has been rezoned with a residential designation. The estimated cost of land is $4 million to $7 million. We are planning to build and complete this new facility in the next five years.

A substation transformer in our Northeast division failed during 2005. Testing was completed which indicated that the cost to repair is between $300,000 and $400,000. The failed transformer has limited capacity considering the growth in the area. The replacement cost of a new, larger capacity transformer is approximately $900,000. An analysis of the bid information and future load growth in the area are being considered in order to make a final decision on this situation. Repair or replacement is expected to occur during the second half of 2006.

We do not currently have any material commitments for capital expenditures other than vehicle purchases totaling approximately $800,000.

Cash requirements are anticipated to increase significantly in the future due to environmental clean up costs, sinking fund payments on long-term debt and pension contributions. Environmental clean up costs are forecasted to be approximately $2 million in 2007, with remaining payments of approximately $12 million in 2008 and thereafter. Annual long-term debt sinking fund payments of approximately $1.4 million will begin in 2008 and will continue for eleven years. Current projections indicate that we will make annual contributions to our defined benefit pension plan of $250,000 in 2006 and 2007. When Congress finalizes the new funding rules, which will be completely different than the current rules, there is a good chance we will have significant contribution requirements for a few years beginning in 2008.

We believe that cash from operations, coupled with short-term borrowings on the LOC, will be sufficient to satisfy our operating expenses, normal capital expenditure requirements and dividend payments for the next year.  However, cash requirements will increase significantly in the future due to environmental clean up costs, land purchase, sinking fund payments on long-term debt and pension contributions. Depending on cash needs relating to the possible land purchase and related construction, we may consider equity or debt financing in the second half of 2006.  The need and timing will depend upon operational requirements, environmental expenditures, pension contributions and construction expenditures. In addition, if we experience significant environmental expenditures in the next two or three years, it is possible we may need to raise additional funds as early as 2007. We may consider equity or debt offerings for any such additional financing. There can be no assurance, however, that equity or debt financing will be available on favorable terms, or at all, in 2006 or later years when we will seek such financings.

Outlook

Electric Power Supply

Contracts with our two electric suppliers expire December 31, 2007. The contracts currently provide electricity to our customers at rates that are much lower than market rates. The savings are passed through to our customers without profit to the Company. We expect a substantial increase between our current contract prices and the anticipated contract prices. We anticipate new contracts will result in rates closer to market which could cause our customers’ bills to double. We are unable to estimate what impact, if any, the higher rates could have on electric consumption.

We have entered into negotiations with various suppliers and anticipate during 2006 the completion of final contracts for the supply of our electricity. One contract under consideration in the Northeast division would result in a new contract for the supply of our electricity beginning January 1, 2007.

Over-earnings – Natural Gas Segment

The FPSC approves rates that are intended to permit a specified rate of return on investment and limits the maximum amount of earnings of regulated operations. We have estimated over-earnings in 2005 of $700,000. This liability has been included in the category of “other accruals and payables” on our condensed consolidated balance sheet, with the potential of rate refunds to customers. The calculations supporting these liabilities are complex and involve a variety of projections and estimates before the ultimate settlement of such obligations. We believe our 2005 estimate of over-earnings liabilities is accurate, but it could change upon the FPSC finalization and review of our earnings. We have estimated that there are no over-earnings in 2006 to date.

The FPSC determines the disposition of over-earnings with alternatives that include refunding to customers, funding storm damage or environmental reserves or reducing any depreciation reserve deficiency. Recently, the FPSC ordered 2002 natural gas over-earnings of approximately $118,000 to be added to our “regulatory liability-storm reserve” to cover future storm costs. Finalization of the disposition and determination of the amount of 2005 natural gas over-earnings is expected in 2006.

Indiantown Gas

We have completed negotiations with Indiantown Gas regarding our transportation and territorial agreements and have jointly filed these for approval with the FPSC. We anticipate approval in the third quarter of 2006. We have also begun construction in the Indiantown area to install natural gas mains in the first phase of this development for approximately 100 homes. The next two developments are slated to break ground in 2007 for construction of approximately 1,000 homes.

Land Purchase

During the first half of 2006, we entered into negotiations to purchase land for use in construction of our new South Florida division office. After a due diligence process during the second quarter of 2006, we withdrew our original offer price and tried to re-negotiate with the seller of this same property in July 2006. We were not successful and on August 1, 2006, our offer price was rejected and we determined that we would not purchase this land. In August 2006 we will expense approximately $50,000 for costs incurred in negotiating the purchase of the land.

Storm Related Expenditures

Regulators continue to focus on hurricane preparedness and storm recovery issues for utility companies. Proposed rules could impact our operating expenses and capital expenditures beginning in 2007. The initial forecasts of these annual expenditures range from $700,000 to $1 million. It is possible that additional regulation and rules will be mandated regarding storm related expenditures over the next several years.

Impact of Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We do not believe that the adoption of this interpretation will have an impact on our financial condition; however, we are currently assessing the impact of FIN 48, which must be implemented effective January 1, 2007.

Forward-Looking Statements (Cautionary Statement)

This report contains forward-looking statements including those relating to the following:

•

Based on our current expectations for cash needs, including cash needs relating to the possible land purchase and related construction, we may choose to consider an equity or debt financing in 2006 to address those cash needs.

•

Our anticipation of continued compliance in the foreseeable future with our LOC covenants.

•

Our expectation that some of the $3.3 million in invested funds held for payment of future environmental costs will be used in 2007.

•

Construction expenditures for the remainder of 2006 are expected to increase by $6 million over the same period 2005.

•

Our expectation that the substation transformer in our Northeast division will be repaired or replaced during the second half of 2006.

•

Our expectation that cash requirements will increase significantly in the future due to environmental clean-up costs, sinking fund payment on long-term debt and pension contributions.

•

Our belief that cash from operations, coupled with short-term borrowings on our LOC, will be sufficient to satisfy our operating expenses, normal construction expenditure and dividend payments for the next year.

•

Our 2005 over-earnings liability in natural gas will materialize as estimated after the FPSC review and audit.

•

We expect higher fuel costs beginning in 2008, possibly 2007 for our Northeast division. These new fuel costs may cause customers’ electricity bills to double.

•

The development in Indiantown will occur as estimated and we will provide natural gas to this area.

•

Storm related expenditures may be necessary beginning in 2007 and the total cost may be significant.

•

The purchase of land for our new South Florida division office will occur in 2006.

•

We do not believe the adoption of FIN 48 will have an impact on our financial condition.

•

We expect propane profit margins to remain at levels similar to the second quarter of 2006.

These statements involve certain risks and uncertainties. Actual results may differ materially from what is expressed in such forward-looking statements. Important factors that could cause actual results to differ materially from those expressed by the forward-looking statements include, but are not limited to those set forth in “Risk Factors” below and in our Form 10-K for the fiscal year ending December 31, 2005.

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

We have no exposure to equity risk, as we do not hold any equity instruments. Our exposure to interest rate risk is limited to investments held for environmental costs, the water sale long-term receivable and short-term borrowings on the line of credit. The investments held for environmental costs are short-term fixed income debt securities whose carrying amounts are not materially different than fair value. The short-term borrowings were approximately $1.4 million at the end of June 2006. We do not believe we have material market risk exposure related to these instruments. The indentures governing our two first mortgage bond series outstanding contain "make-whole" provisions, (pre-payment penalties that charge for lost interest,) which render refinancing impracticable.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer as of June 30, 2006, concluded that our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors

The risk factors should be read in conjunction with those included in our most recent Form 10-K for the fiscal year ending December 31, 2005.

New supply contracts could result in substantial increases to our prices, and could materially adversely affect our financial condition and results of operations.

Two pipeline suppliers under firm contracts having expiration dates from 2007 to 2023 transport our natural gas to us. All of these contracts have provisions which allow us to extend the terms ranging from 2020 to 2032. Our electric services are provided by two suppliers under contracts which both expire in 2007.

Electricity supply contracts expiring in 2007 will result in the cost of electricity more than doubling over existing prices. This increase could have a significant impact on our financial condition and results of operations.

Conflict or turmoil in oil producing countries could impact future prices for commodities including natural gas, propane gas and electricity, and increases in these prices could materially affect our financial condition and results of operations.

Recent turmoil in the Middle East is causing crude oil and its associated products to rise on concerns of the conflict spreading to other oil producing countries. If the conflict escalates or spreads, the impact to the cost of all fuel related commodities could increase substantially. These increases could materially adversely affect our financial condition and results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 9, 2006.  At that meeting, the stockholders were asked to consider and act on the following:

•

Election of two directors

•

Ratification of the appointment of BDO Seidman, LLP, as the Company’s independent audit firm

The following people were elected as directors for terms expiring in 2009 and received the number of votes set forth opposite his or her respective name:

Nominee	For	Against/Withheld	Broker Non-votes	Abstentions
Ellen Terry Benoit	4,850,179	394,839	0	0
John T. English	4,878,784	366,234	0	0

The following votes were cast to ratify appointment of the Company’s independent audit firm, BDO Seidman, LLP:

For	Against/Withheld	Broker Non-votes	Abstentions
5,214,963	6,842	0	23,213

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

Date: August 10, 2006

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