Form 10-Q
period 2006-09-30
FLORIDA PUBLIC UTILITIES CO
filed 2006-11-14
CIK 37643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  [  ]

Accelerated filer [  ]

Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ]      No [X]

On October 26, 2006, there were 6,006,299 shares of $1.50 par value common stock outstanding.

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

Item 4.

Controls and Procedures

Part II.

Other Information

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 6.

Exhibits

Signatures

PART I - Financial Information

Item 1.

Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2006	2005	2006	2005
Natural gas	$12,522	$12,863	$54,108	$47,240
Electric	13,896	13,686	37,407	36,139
Propane gas	2,997	2,641	11,126	9,578
Total revenues	29,415	29,190	102,641	92,957
Cost of Fuel and Other Pass Through Costs	18,548	18,816	66,237	58,001
Gross Profit	10,867	10,374	36,404	34,956

Operating Expenses
Operation and maintenance	6,710	6,319	20,247	18,862
Depreciation and amortization	1,915	1,779	5,818	5,408
Taxes other than income taxes	754	698	2,258	2,209
Total operating expenses	9,379	8,796	28,323	26,479
Operating Income	1,488	1,578	8,081	8,477

Other Income and (Deductions)
Merchandise and service revenue	985	1,292	3,301	3,465
Merchandise and service expenses	(876)	(1,255)	(3,068)	(3,435)
Other income	149	83	433	374
Interest expense	(1,137)	(1,125)	(3,469)	(3,392)
Total other deductions (net)	(879)	(1,005)	(2,803)	(2,988)
Earnings Before Income Taxes	609	573	5,278	5,489
Income Taxes	(134)	(313)	(1,844)	(2,025)
Net Income	475	260	3,434	3,464
Preferred Stock Dividends	7	7	21	21
Earnings For Common Stock	$468	$253	$3,413	$3,443

(Basic and Diluted):
Earnings Per Common Share	$0.08	$0.04	$0.57	$0.58

Dividends Declared Per Common Share	$0.1075	$0.1033	$0.3183	$0.3066

Average Shares Outstanding	6,002,859	5,960,601	5,989,353	5,949,018
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

ASSETS	September 30,	December 31,
	2006	2005

Utility plant	$187,041	$179,278
Less Accumulated depreciation	58,944	56,217
Net utility plant	128,097	123,061

Current Assets
Cash	743	695
Accounts receivable	11,203	15,780
Allowance for doubtful accounts	(314)	(272)
Unbilled receivables	1,542	1,918
Notes receivable-current portion	320	299
Inventories (at average unit cost)	4,031	3,781
Prepaid expenses	1,077	951
Under-recovery of fuel costs	-	3,375
Income tax prepayments	-	1,159
Total current assets	18,602	27,686

Other Assets
Investments held for environmental costs	3,317	3,258
Regulatory assets-environmental	8,521	8,868
Regulatory assets-storm reserve	313	452
Long-term receivables and other investments	5,664	5,794
Deferred charges	6,773	6,751
Goodwill	2,405	2,405
Intangible assets (net)	4,344	4,391
Total other assets	31,337	31,919
Total Assets	$178,036	$182,666

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES	September 30,	December 31,
	2006	2005
Capitalization
Common shareholders' equity	$47,527	$45,503
Preferred stock	600	600
Long-term debt	50,682	50,620
Total capitalization	98,809	96,723

Current Liabilities
Line of credit	1,687	9,558
Accounts payable	7,885	13,166
Insurance accrued	219	296
Interest accrued	1,670	1,014
Other accruals and payables	2,079	2,684
Taxes accrued	2,957	1,512
Over-recovery of fuel costs and other	4,068	24
Deferred income tax-current	624	1,066
Customer deposits	9,384	8,851
Total current liabilities	30,573	38,171

Other Liabilities
Deferred income taxes	17,045	17,979
Environmental liability	13,993	14,001
Regulatory liability-storm reserve	1,589	1,536
Regulatory liabilities-other	9,542	9,247
Other liabilities	6,485	5,009
Total other liabilities	48,654	47,772
Total Capitalization and Liabilities	$178,036	$182,666

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Net cash provided by operating activities	$19,341	$14,960

Investing Activities
Construction expenditures	(10,199)	(8,752)
Proceeds received on notes receivable	602	279
Other	296	429
Net cash used in investing activities	(9,301)	(8,044)

Financing Activities
Net decrease in short-term borrowings	(7,871)	(5,060)
Dividends paid	(2,551)	(1,825)
Other increases	430	402
Net cash used in financing activities	(9,992)	(6,483)

Net increase in cash	48	433

Cash at beginning of period	695	499

Cash at end of period	$743	$932
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

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

5.

Restriction on Dividends

The Company’s Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends. At September 30, 2006, approximately $8.8 million of retained earnings were free of such restriction and available for the payment of dividends. The Company’s line of credit agreement contains covenants that, if violated, could restrict or prevent the payment of dividends. The Company is not in violation of these covenants.

6.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on historical information and trended current economic conditions.  Despite a decrease in accounts receivable, the amount that is over 90 days has increased approximately $110,000 over the amount at December 31, 2005.  Management has increased its focus on collecting these receivables and believes that the allowance for doubtful accounts is adequate. Due to the uncertainty in the estimate and the Company's ability to collect as anticipated, it is possible that additional allowances may be required.

7.

Storm Reserves

As of September 30, 2006, the Company had a storm reserve of approximately $1.6 million for the electric segment. The Company does not have a storm reserve for the natural gas or propane gas segments. Any future storm costs affecting the natural gas segment will be deferred pending review by the FPSC for possible recovery from customers either through rate increases or through applying any available over-earnings as a reduction to the costs.

The Company deferred storm costs for the natural gas segment incurred in 2004 as a regulatory asset on the condensed consolidated balance sheets. The FPSC approved recovery of these storm costs, plus interest and revenue related taxes, over a 30-month period beginning in November 2005. As of September 30, 2006, the remaining balance of these storm costs to be recovered is $313,000.

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

Goodwill associated with the Company’s acquisitions consists of $500,000 in the natural gas segment and $1.9 million in the propane gas segment. The summary of intangible assets at September 30, 2006, is as follows:

Intangible Assets (Dollars in thousands)
		2006
Customer distribution rights	(Indefinite life)	$ 1,900
Customer relationships	(Indefinite life)	900
Software	(Five to nine year life)	3,179
Non-compete agreement	(Five year life)	35
Accumulated amortization		(1,670)
Total intangible assets, net of amortization		$ 4,344

The amortization expense of intangible assets was approximately $255,000 for the nine months ended September 30, 2006.

9.

Common Shareholders’ Equity

Items impacting common shareholders’ equity other than income and dividends are the dividend reinvestment program, employee stock purchase program, stock compensation plans and treasury stock. The net impact of these additional items increased common shareholders’ equity approximately $758,000 for the nine months ended September 30, 2006.

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

The FPSC determines the disposition of over-earnings with alternatives that include refunding to customers, funding storm or environmental reserves or reducing any depreciation reserve deficiency. Finalization of the disposition and determination of the amount of 2005 natural gas over-earnings is expected in 2007.

11.

Environmental Contingencies

The Company is subject to federal and state legislation with respect to soil, groundwater and employee health and safety matters and to environmental regulations issued by the Florida Department of Environmental Protection (FDEP), the United States Environmental Protection Agency (EPA) and other federal and state agencies. For full disclosure of the legal items that impact the Company, please refer to "Contingencies" in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2005.

12.

Reclassification

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

13.

Recent Accounting Standards

Financial Accounting Standard No. 157

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements”.  This Statement clarifies fair value as the market value received to sell an asset or paid to transfer a liability, the exit value, and applies to any assets or liabilities that require recurring determination of fair value.  The measurement includes any applicable risk factors and does not include any adjustment for volume.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within. The Company expects to adopt SFAS No. 157 effective January 1, 2008. The Company does not believe adoption of this Statement will have a material impact on our financial condition or results of operation.

Financial Accounting Standard No. 158

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. Statement 158 will require the Company to show the funded status of its pension and retiree health care plans as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans, net of tax, as part of accumulated other comprehensive income in shareholders’ equity.  Previously, the net deferred and unrecognized gains and losses were netted in the prepaid asset or accrued liability recorded for the retirement plans. The Company will adopt the recognition provisions of Statement 158, as required, at December 31, 2006.

The Company uses September 30 as the measurement date to measure the assets and obligations of its retirement plans.  Statement 158 will require the Company to perform the measurements at December 31 no later than fiscal years ending after December 15, 2008.  The Company expects to make this change in 2008.

Although the actuarial valuation of the retirement plan obligations at year end has not yet been completed, and the fair value of retirement plan assets is subject to change based on market fluctuations through December 31, the Company estimates that Statement 158 will result in an additional liability for retirement plans of about $3 million, a reduction in deferred tax liabilities of about $1 million, and a reduction in shareholders’ equity of about $2 million.

Staff Accounting Bulletin No. 108

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements.  This dual approach includes both an income statement focused assessment and a balance sheet focused assessment.  The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.  The Company is currently assessing the impact of adopting SAB 108, but does not expect that it will have a material effect on our consolidated financial position or results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have three primary business segments: natural gas, electric and propane gas. The Florida Public Service Commission (FPSC) regulates the natural gas and electric segments.

Although high natural gas and propane gas prices in the first half of 2006 may have resulted in lower than normal energy use in 2006 and may affect future demand and net operating income; the price of natural gas and propane gas has fallen over the past few months. Propane prices have followed crude prices downward.  Natural gas prices are reacting to the lack of hurricanes in the Gulf of Mexico and high storage levels.  Future prices cannot be predicted.

Results of Operations

Revenues and Gross Profit Summary

Normal sales revenues include cost recovery revenues. The FPSC allows cost recovery revenues to directly recover costs of fuel, conservation and revenue-based taxes in our natural gas and electric segments. Revenues collected for these expenses have no effect on results of operations and fluctuations could distort the relationship of revenues between periods. Gross profit is defined as gross operating revenues less fuel, conservation and revenue-based taxes that are passed directly through to customers. Because gross profit eliminates these cost recovery revenues, we believe it provides a more meaningful basis for evaluating utility revenues. The following summary compares gross profit between periods and units sold in Dekatherm (Dth) (gas) and Megawatt Hour (MWH) (electric).

Revenues and Gross Profit
(Dollars and units in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Natural Gas
Revenues	$12,522	$12,863	$54,108	$47,240
Cost of fuel and other pass through costs	6,969	7,737	33,926	27,889
Gross Profit	$ 5,553	$ 5,126	$20,182	$19,351
Units sold: (Dth)	1,240	1,193	4,588	4,583
Customers (average for the period)	51,040	50,143	51,183	50,172
Electric
Revenues	$13,896	$13,686	$37,407	$36,139
Cost of fuel and other pass through costs	9,923	9,742	26,439	25,413
Gross Profit	$ 3,973	$ 3,944	$10,968	$10,726
Units sold: (MWH)	250	245	664	621
Customers (average for the period)	30,686	30,378	30,590	30,194
Propane Gas
Revenues	$ 2,997	$ 2,641	$11,126	$ 9,578
Cost of fuel	1,656	1,337	5,872	4,699
Gross Profit	$ 1,341	$ 1,304	$ 5,254	$ 4,879
Units sold: (Dth)	124	123	471	478
Customers (average for the period)	13,033	12,341	12,987	12,315
Consolidated
Revenues	$29,415	$29,190	$102,641	$92,957
Cost of fuel	18,548	18,816	66,237	58,001
Gross Profit	$10,867	$10,374	$36,404	$34,956
Customers (average for the period)	94,759	92,862	94,760	92,681

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005.

Revenues and Gross Profit

Natural Gas

Natural gas service revenues decreased $341,000 in the third quarter of 2006 over the same period in 2005.  As the cost of natural gas continues to decline, revenues to recover our cost of fuel and other costs passed through to customers decreased by $768,000.  Although overall revenues decreased, gross profit increased $427,000 or 8%.  The increase in gross profit is attributable to a 4% increase in units sold in 2006 compared to the prior year and an adjustment in the prior year for over-earnings which were earnings in excess of the amount that we were authorized to earn. This adjustment reduced 2005 revenues and gross profit by $267,000.

Electric

Electric service revenues increased $210,000 in the third quarter of 2006 over the same period in 2005.  $181,000 of the increase was attributable to the cost of fuel and other costs that were passed through to customers. Gross profit was flat compared to the third quarter of 2005.

Propane Gas

Propane gas revenues increased $356,000 and gross profit increased $37,000 or 3% in the third quarter of 2006 over the same period in 2005. The revenue increase resulted from an increase in our propane rates over the prior period to cover the rising cost of propane gas. To remain competitive, we did not increase these rates as much as the cost of propane gas increased so our profit margins decreased in the third quarter of 2006. We anticipate our profit margins will remain at these reduced levels for the last quarter of 2006.

Operating Expenses

Operating expenses increased $583,000 or approximately 7% in the third quarter of 2006 compared to the same period in 2005. The increase in expenses was due to inflationary impacts and additional payroll of $238,000. The payroll increases relate to an increased number of employees and annual pay raises. As we continue our efforts to respond more effectively to customer needs, additional employees have been added. This is due to increased interest in gas conversions because of prior storms along with increased business from new subdivision developments. Bad debt expense increased in the third quarter by $117,000 over the prior year same period due to management’s revised estimate on the probability of collecting receivables over 90 days old. We recently increased our focus on collecting receivables and expect the expense to return to normal levels in future periods. The continued focus on reliability increased maintenance in our electric divisions by approximately $100,000 due to underground line failure repairs, additional tree trimming and transmission line pole maintenance to reduce damage from future storms.

Other increases included regulatory storm surcharges of $44,000 approved in our 2005 natural gas storm petition hearing and higher depreciation expense of $127,000 due to the addition of fixed assets.

Other Income and Deductions

Merchandise and Service profitability increased by $72,000 in the third quarter of 2006 compared to the prior year primarily as a result of strategic changes implemented by management. These changes included revising the product markup structure, increasing fees for installation and increasing employee training.

Income Taxes

Income tax expense decreased in the third quarter of 2006 by $179,000 over the same period last year. Outside of the impact of normal taxes on net income, this decrease was due to an increase in income tax expense of $102,000 in 2005 and a decrease of $71,000 due to adjustments related to the regulatory deferred tax liabilities in the current year.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005.

Revenues and Gross Profit

Natural Gas

Natural gas service revenues increased $6.9 million for the nine months ended September 30, 2006 over the same period in 2005.  With natural gas costs at historically high levels, the revenues related to the cost of fuel and other costs passed through to customers contributed to $6 million of this increase. Gross profit increased by $831,000 or 4% for the nine months ended September 30, 2006, compared to the same period in 2005. This was primarily due to an adjustment in the prior year for over-earnings which were earnings in excess of the amount that we were authorized to earn. This adjustment reduced revenues and gross profit by $518,000. In 2006 the number of customers increased by 2%; however, the usage per customer declined by 2%. This usage decrease may have been due to the increased price of natural gas paid by our customers, which caused them to conserve energy.

Despite the increased cost of fuel and the slow down of construction over the past year, we continue to experience customer growth with our efforts still focused on contracting with builders to use gas in new developments. Continuing interest by customers to install stand-by gas generators for use during power outages is also contributing to growth.

Electric

Electric service revenues increased $1.3 million for the nine months ended September 30, 2006, over the same period in 2005. $1 million of the increase was attributable to the cost of fuel and other costs that were passed through to customers. Gross profit increased by $242,000 or 2%, while usage increased by 7%. The usage increase resulted in a lower gross profit increase because the usage was primarily by our large commercial and industrial customers that provide lower profit margins.

Propane Gas

Propane gas revenues increased $1.5 million and gross profit increased $375,000 or 8% for the nine months ended September 30, 2006, over the same period in 2005. This increase was primarily the result of an increase in the propane rates over the prior period, which exceeded increased fuel costs.

Operating Expenses

Operating expenses increased $1.8 million or approximately 7% in the nine months ended September 30, 2006, compared to the same period in 2005. The increase in expenses was due to inflationary impacts and additional payroll of $708,000. In addition to pay raises, the number of employees increased over the prior year as we continue our efforts to respond more effectively to customer needs. Sales expenses in our electric division increased by $83,000 as the result of our efforts to inform and educate our electric customers about the expected substantial increases in monthly bills when new fuel contracts begin at the beginning of 2007 and 2008. Bad debt expense increased in the nine months ending September 30, 2006 by $84,000 over the prior year same period due to management’s revised estimate on the probability of collecting receivables over 90 days old. We recently increased our focus on collecting receivables and expect the expense to return to normal levels in future periods.

Other increases included regulatory storm surcharges of $156,000 approved in our 2005 natural gas storm petition hearing, higher medical insurance premiums of $86,000, higher consulting fees of $44,000 due to preparation for Sarbanes-Oxley requirements and higher depreciation expense of $373,000 due to the addition of fixed assets.

Other Income and Deductions

Merchandise and Service profitability increased by $203,000 in the nine months ended September 30, 2006, compared to the same period in 2005 primarily as a result of strategic changes implemented by management. These changes included revising the product markup structure, increasing fees for installation and increasing employee training.

Income Taxes

Income tax expense decreased in the nine months ending September 30, 2006 by $181,000 over the same period last year. Outside of the impact of normal taxes on net income, this decrease was due to an increase of $102,000 in 2005 and a decrease of $71,000 due to adjustments related to the regulatory deferred tax liabilities in the current year.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flow provided by operating activities for the nine months ended September 30, 2006 increased by approximately $4.4 million over the same period in 2005. The increase was primarily due to an increase in the over-recovery of fuel costs of $5.7 million. This increase was partially offset by increased payments on accounts payable and other liabilities.

Investing Activities

Construction expenditures through September 30, 2006 increased by approximately $1.4 million compared to the same period last year, primarily due to the purchase of new vehicles.

Financing Activities

Increases in the cash flow used in financing activities resulted from a reduction in short-term debt of approximately $2.8 million in the nine months ended September 30, 2006, compared to the same period last year.

Capital Resources

We have a $12 million line of credit (LOC), which expires on July 1, 2008. Upon 30 days notice by us we can increase the LOC to a maximum of $20 million. The LOC contains affirmative and negative covenants that, if violated, would give the bank the right to accelerate the due date of the loan to be immediately payable. The covenants include certain financial ratios. All ratios are currently within the required limits and management believes we are in full compliance with all covenants and anticipates continued compliance in the foreseeable future. We reserve $1 million of the LOC to cover expenses for any major storm repairs in our electric segment and an additional $250,000 for a letter of credit insuring propane facilities. As of September 30, 2006, the amount borrowed from the LOC was $1.7 million. At September 30, 2006, the LOC, long-term debt and preferred stock comprised 53% of total equity and debt capitalization.

Our 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property. At September 30, 2006, such calculation would permit the issuance of approximately $38 million of additional bonds.

We have $3.3 million in invested funds for payment of future environmental costs. We expect to incur over $800,000 through 2007 for expenses related to environmental clean up.

Capital Requirements

Portions of our business are seasonal and dependent on weather conditions in Florida.  The weather affects the sale of electricity and gas, and thereby impacts the cash provided by operations. Construction costs also impact cash requirements throughout the year. Cash needs for operations and construction are met partially through short-term borrowings from our LOC.

The construction expenditures for the remainder of 2006 are expected to remain relatively the same as the prior year unless we purchase land for the construction of our South Florida division office. The possible purchase of the land would increase construction expenditures by $4 to $6 million over the same period last year ..

The current division office is located on environmentally impacted property, which requires relocating the office to allow for clean up of the property. It will not be possible to rebuild at the current location since this site has been rezoned with a residential designation. The estimated cost of the land is $4 million to $6 million. We are planning to build and complete this new facility in the next five years.

Material commitments for capital expenditures consist of $775,000 for the purchase of a transformer and vehicle purchases totaling approximately $200,000.

Cash requirements are anticipated to increase significantly in the future due to additional environmental clean up costs, sinking fund payments on long-term debt and pension contributions. Environmental clean up costs are forecasted to be approximately $800,000 through 2007, with remaining payments of approximately $10 million thereafter. Annual long-term debt sinking fund payments of approximately $1.4 million will begin in 2008 and will continue for eleven years. We made a contribution to our pension plan of $250,000 in the third quarter of 2006 and current projections indicate that we will make an additional contribution of $250,000 in 2007. Congress has finalized the new funding rules and we may have significant contribution requirements for several years beginning with 2008.

Due to delayed environmental clean-up costs, a possible equity or debt financing in 2006 will not be required. We believe that cash from operations, coupled with short-term borrowings on the LOC, will be sufficient to satisfy our operating expenses, normal capital expenditure requirements and dividend payments through spring of 2008.  However, cash requirements are forecasted to increase significantly in the future due to our environmental clean up costs, a land purchase, sinking fund payments on long-term debt and pension contributions. Depending on cash needs relating to the land purchase and related construction and the timing of environmental expenditures, it is possible we may consider equity or debt financing in 2007 or 2008.  The need and timing will depend upon the overall company cash flow requirements. There can be no assurance, however, that equity or debt financing will be available on favorable terms, or at all, in 2007 or later years when we seek such financings.

Outlook

Electric Power Supply

Contracts with our two electric suppliers were set to expire on December 31, 2007.  Those contracts provided electricity to our customers at rates that are much lower than market rates.  As part of our negotiations, we agreed to end the current contract terms for our Northeast division on December 31, 2006 and executed an amended contract to begin January 1, 2007 and expire December 31, 2017.  Although the contract rates will increase for 2007, this enabled us to obtain lower rates for the longer term of the contract than we would have been otherwise able to obtain if we hadn’t revised the contract.  The savings are passed through to our customers without profit to the Company.  We have selected the provider of electricity in our Northwest division and anticipate the execution of a final contract in the fourth quarter of 2006.  This contract will be for the purchase of electricity beginning January 1, 2008.  We anticipate that contract will also result in rates closer to market, which could cause our customers’ bills to double in the next several years over existing prices. We are unable to estimate what impact, if any, the higher rates could have on electric consumption.

Over-earnings – Natural Gas Segment

The FPSC approves rates that are intended to permit a specified rate of return on investment and limits the maximum amount of earnings of regulated operations.  We have estimated over-earnings in 2005 of $700,000.  This liability has been included in the category of “other accruals and payables” on our condensed consolidated balance sheet with the potential of rate refunds to customers.  The calculations supporting these liabilities are complex and involve a variety of projections and estimates before the ultimate settlement of such obligations. We believe our 2005 estimate of over-earnings liabilities is accurate, but it could change upon the FPSC review and finalization of our earnings.  We have estimated that there are no over-earnings to date in 2006.

The FPSC determines the disposition of over-earnings with alternatives that include refunding to customers, funding storm damage or environmental reserves or reducing any depreciation reserve deficiency. Recently, the FPSC ordered 2002 natural gas over-earnings of approximately $118,000 to be added to our “regulatory liability-storm reserve” to cover future storm costs. Finalization of the disposition and determination of the amount of 2005 natural gas over-earnings is expected in 2007.

Indiantown Gas

The FPSC approved our joint transportation and territorial agreements with Indiantown in October 2006. We have also begun construction in the Indiantown area to install natural gas mains in the first phase of this development for approximately 100 homes. The next two developments are slated to break ground in 2007 for construction of approximately 1,000 homes.

Land Purchase

We have reviewed numerous potential sites for the new South Florida division office, though it has been difficult to find a site that will be able to be used for our intended purpose. It is possible a land purchase would not occur until 2007 or 2008 due to the lack of availability of land that meets our use and cost requirements.

Storm Related Expenditures

Regulators continue to focus on hurricane preparedness and storm recovery issues for utility companies. Newly mandated storm preparedness initiatives could impact our operating expenses and capital expenditures beginning in 2007. The initial forecasts of these annual expenditures are approximately $700,000. It is possible that additional regulation and rules will be mandated regarding storm related expenditures over the next several years. We requested a limited proceeding to recover the cost of the newly mandated storm preparedness initiatives and to defer these storm related expenditures until we receive recovery through a rate increase.  If approved, both the recovery and expenditures may occur by mid-2007. If the FPSC does not approve our request, we plan to file a rate proceeding in 2007 as an alternative option for recovery of these expenditures.

Impact of Recent Accounting Standards

Financial Accounting Standard No. 157

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements”.  This Statement clarifies fair value as the market value received to sell an asset or paid to transfer a liability, the exit value, and applies to any assets or liabilities that require recurring determination of fair value.  The measurement includes any applicable risk factors and does not include any adjustment for volume.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within. We expect to adopt SFAS No. 157 effective January 1, 2008. Management does not believe adoption of this Statement will have a material impact on our financial condition or results of operation.

Financial Accounting Standard No. 158

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.  Statement 158 will require the Company to show the funded status of its pension and retiree health care plans as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans, net of tax, as part of accumulated other comprehensive income in shareholders’ equity.  Previously, the net deferred and unrecognized gains and losses were netted in the prepaid asset or accrued liability recorded for the retirement plans.  The Company will adopt the recognition provisions of Statement 158, as required, at December 31, 2006.

The Company uses September 30 as the measurement date to measure the assets and obligations of its retirement plans.  Statement 158 will require the Company to perform the measurements at December 31 no later than fiscal years ending after December 15, 2008.  The Company expects to make this change in 2008.

Although the actuarial valuation of the retirement plan obligations at year end has not yet been completed, and the fair value of retirement plan assets is subject to change based on market fluctuations through December 31, the Company estimates that Statement 158 will result in an additional liability for retirement plans of about $3 million, a reduction in deferred tax liabilities of about $1 million, and a reduction in shareholders’ equity of about $2 million.

Staff Accounting Bulletin No. 108

In September 2006, the SEC issued SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements.  This dual approach includes both an income statement focused assessment and a balance sheet focused assessment.  The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.  The Company is currently assessing the impact of adopting SAB 108, but does not expect that it will have a material effect on our consolidated financial position or results of operations.

Forward-Looking Statements (Cautionary Statement)

This report contains forward-looking statements including those relating to the following:

•

Based on our current expectations for cash needs, including cash needs relating to the possible land purchase and related construction, we may choose to consider an equity or debt financing in 2007 or 2008.

•

Our anticipation of continued compliance in the foreseeable future with our LOC covenants.

•

Construction expenditures for the remainder of 2006 may increase by $4 to $6 million over the same period in 2005 if we are successful in negotiating the purchase of the land for our South Florida operations.

•

Our expectation is that the substation transformer in our Northeast division will be replaced during the first half of 2008 at a cost of $775,000.

•

Our expectation that cash requirements will increase significantly in the future due to environmental clean-up costs, sinking fund payment on long-term debt and pension contributions.

•

Management has recently increased focus on collecting receivables and they expect the bad debt expense to return to normal levels in future periods.

•

Our belief that cash from operations, coupled with short-term borrowings on our LOC, will be sufficient to satisfy our operating expenses, normal construction expenditure and dividend payments through spring of 2008.

•

Our 2005 over-earnings liability in natural gas will materialize as estimated after the FPSC review and audit.

•

We expect higher fuel costs beginning in 2007 for our Northeast division and in 2008 in both electric divisions. These new fuel costs may cause customers’ electricity bills to double in the next several years over existing prices.

•

The development in Indiantown will occur as estimated and we will provide natural gas to this area.

•

Storm related expenditures may be necessary beginning in 2007 and the total cost may be significant. We may receive recovery for these expenditures.

•

The purchase of land for our new South Florida division office may occur by 2008.

•

We estimate that SFAS No. 158 will result in an additional liability for retirement plans of about $3 million, a reduction in deferred tax liabilities of about $1 million, and a reduction in shareholders’ equity of about $2 million.

These statements involve certain risks and uncertainties. Actual results may differ materially from what is expressed in such forward-looking statements. Important factors that could cause actual results to differ materially from those expressed by the forward-looking statements include, but are not limited to, those set forth in “Risk Factors” below and in our Form 10-K for the year ending December 31, 2005.

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

On a rolling four-quarter basis, we will purchase a “cap” on approximately one-third of our forecast propane volume purchases and pre-buy or hedge with a swap one-third of our forecast anticipated propane purchases. The remaining one-third will fluctuate with the market price. Our energy strategy allows us to participate in two-thirds of price declines but only one-third of price increases. As of September 30, 2006, we have not entered into any hedging activities. When we do enter into hedging activities, we will determine whether they meet the definition of normal sales and purchases and if not, we will determine whether we should use hedge accounting.

We have no exposure to equity risk, as we do not hold any equity instruments. Our exposure to interest rate risk is limited to investments held for environmental costs, the long-term notes receivable from the sale of our water division and short-term borrowings on the line of credit. The investments held for environmental costs are short-term fixed income debt securities whose carrying amounts are not materially different than fair value. The short-term borrowings were approximately $1.7 million at the end of September 2006. We do not believe we have material market risk exposure related to these instruments. The indentures governing our two first mortgage bond series outstanding contain "make-whole" provisions (pre-payment penalties that charge for lost interest), which render refinancing impracticable.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer as of September 30, 2006, concluded that our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors

The risk factors should be read in conjunction with those included in our most recent Form 10-K for the year ending December 31, 2005.

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

Item 6.

Exhibits

3.1

Amended Articles of Incorporation (incorporated herein by reference as Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 30, 2002).

3.2

Amended By-Laws (incorporated herein by reference as Exhibit 3(ii) to our quarterly report on Form 10-Q for the period ended June 30, 2002).

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

10.1

Amendment to Electric Service Contract by and between JEA and FPU dated September 25, 2006.

10.2

Amended Security Agreement and Promissory Note between FPU and Bank of America dated August 25, 2006.

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

FLORIDA PUBLIC UTILITIES COMPANY

(Registrant)

Date: November 14, 2006

By:           /s/ George M. Bachman

George M. Bachman

Chief Financial Officer

(Principal Accounting Officer)

FLORIDA PUBLIC UTILITIES COMPANY

EXHIBIT INDEX

Item Number

10.1

Amendment to Electric Service Contract by and between JEA and FPU dated September 25, 2006.

10.2

Amended Security Agreement and Promissory Note between FPU and Bank of America dated August 25, 2006.

31.1

Certification of Chief Executive Officer (CEO) per Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer (CFO) per Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Principal Executive Officer and Principal Financial Officer per Section 906 of the Sarbanes-Oxley Act of 2002.