Form 10-Q/A
period 2006-09-30
FLORIDA PUBLIC UTILITIES CO
filed 2007-03-19
CIK 37643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No.1 to our Quarterly Report on Form 10-Q (“Amendment No.1”) for the quarter ended September 30, 2006. The Quarterly Report on Form 10-Q was originally filed on November 14, 2006 (the “Original Filing”). Amendment No. 1 is being filed to recognize additional pension expenses and pension liability of $225,000 and a reduction of $85,000 in deferred tax expense and deferred tax liability which reduced net income by $140,000 in the third quarter of 2006 within our condensed consolidated financial statements for both the three and nine months ended September 30, 2006. The additional expense is the result of a correction in the valuation of our pension liability.

Except as described above, no other information in Amendment No. 1 is amended hereby. Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Item 4.

Controls and Procedures

Part II.

Other Information

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 6.

Exhibits

Signatures

PART I - Financial Information

Item 1.

Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2006	2005	2006	2005
	Restated		Restated
Natural gas	$12,522	$12,863	$54,108	$47,240
Electric	13,896	13,686	37,407	36,139
Propane gas	2,997	2,641	11,126	9,578
Total revenues	29,415	29,190	102,641	92,957
Cost of Fuel and Other Pass Through Costs	18,548	18,816	66,237	58,001
Gross Profit	10,867	10,374	36,404	34,956

Operating Expenses
Operation and maintenance	6,935	6,319	20,472	18,862
Depreciation and amortization	1,915	1,779	5,818	5,408
Taxes other than income taxes	754	698	2,258	2,209
Total operating expenses	9,604	8,796	28,548	26,479
Operating Income	1,263	1,578	7,856	8,477

Other Income and (Deductions)
Merchandise and service revenue	985	1,292	3,301	3,465
Merchandise and service expenses	(876)	(1,255)	(3,068)	(3,435)
Other income	149	83	433	374
Interest expense	(1,137)	(1,125)	(3,469)	(3,392)
Total other deductions (net)	(879)	(1,005)	(2,803)	(2,988)
Earnings Before Income Taxes	384	573	5,053	5,489
Income Taxes	(49)	(313)	(1,759)	(2,025)
Net Income	335	260	3,294	3,464
Preferred Stock Dividends	7	7	21	21
Earnings For Common Stock	$328	$253	$3,273	$3,443

(Basic and Diluted):
Earnings Per Common Share	$0.05	$0.04	$0.55	$0.58

Dividends Declared Per Common Share	$0.1075	$0.1033	$0.3183	$0.3066

Average Shares Outstanding	6,002,859	5,960,601	5,989,353	5,949,018
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

ASSETS	September 30,	December 31,
	2006	2005
	Restated

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

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES	September 30,	December 31,
	2006	2005
	Restated
Capitalization
Common shareholders' equity	$47,387	$45,503
Preferred stock	600	600
Long-term debt	50,682	50,620
Total capitalization	98,669	96,723

Current Liabilities
Line of credit	1,687	9,558
Accounts payable	7,885	13,166
Insurance accrued	219	296
Interest accrued	1,670	1,014
Other accruals and payables	2,079	2,684
Taxes accrued	2,957	1,512
Over-recovery of fuel costs and other	4,068	24
Deferred income tax-current	624	1,066
Customer deposits	9,384	8,851
Total current liabilities	30,573	38,171

Other Liabilities
Deferred income taxes	16,960	17,979
Environmental liability	13,993	14,001
Regulatory liability-storm reserve	1,589	1,536
Regulatory liabilities-other	9,542	9,247
Other liabilities	6,710	5,009
Total other liabilities	48,794	47,772
Total Capitalization and Liabilities	$178,036	$182,666

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

5.

Restriction on Dividends

The Company’s Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends. At September 30, 2006, approximately $8.7 million of retained earnings were free of such restriction and available for the payment of dividends. The Company’s line of credit agreement contains covenants that, if violated, could restrict or prevent the payment of dividends. The Company is not in violation of these covenants.

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

The Company uses December 31 as the measurement date to measure the assets and obligations of its retirement plans.  Statement 158 requires the use of the Company year-end as the measurement date no later than fiscal years ending after December 15, 2008.  The Company currently uses this date and has used it for all periods presented.

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

14.    Restatement of 2006 Third Quarter Financial Statements

These financial statements have been restated to recognize additional pension expenses and pension liability of $225,000 and a reduction of $85,000 in deferred tax expense and liability which reduced net income by $140,000 in the third quarter of 2006 within our condensed consolidated financial statements for both the three and nine months ended September 30, 2006. The additional expense is the result of a correction in the valuation of our pension liability. The following tables show the effects before and after the restatement on our condensed consolidated income statements and balance sheet.

Effects on Condensed Consolidated Income Statements:

(Dollars in thousands, except for per share amounts)

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006

	Before	Adjustments	After	Before	Adjustments	After

Revenues	$29,415	-	$29,415	$102,641	-	$102,641
Gross profit	$10,867	-	$10,867	$36,404	-	$36,404
Operating expenses	$6,710	225	$6,935	$20,247	225	$20,472
Total operating expenses	$9,379	225	$9,604	$28,323	225	$28,548
Operating income	$1,488	(225)	$1,263	$8,081	(225)	$7,856
Earnings Before Income Taxes	$609	(225)	$384	$5,278	(225)	$5,053
Income taxes	$134	(85)	$49	$1,844	(85)	$1,759
Net income	$475	(140)	$335	$3,434	(140)	$3,294
Earnings for common stock	$468	(140)	$328	$3,413	(140)	$3,273
Earnings per common share	$0.08	(0.03)	$0.05	$0.57	(0.02)	$0.55

Effects on Condensed Consolidated Balance Sheet:

September 30, 2006

(Dollars in thousands)

	Before	Adjustments	After

Capitalization and Liabilities
Common shareholders' equity	$47,527	(140)	$47,387
Total capitalization	$98,809	(140)	$98,669
Deferred income taxes	$17,045	(85)	$16,960
Other liabilities	$6,485	225	$6,710
Total other liabilities	$48,654	140	$48,794

Except as described above, no other information in Amendment No. 1 is amended hereby. Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing.

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

Operating Expenses

Operating expenses increased $808, 000 or approximately 9% in the third quarter of 2006 compared to the same period in 2005. The increase in expenses was due to inflationary impacts and additional payroll of $238,000. The payroll increases relate to an increased number of employees and annual pay raises. As we continue our efforts to respond more effectively to customer needs, additional employees have been added. This is due to increased interest in gas conversions because of prior storms along with increased business from new subdivision developments. Bad debt expense increased in the third quarter by $117,000 over the prior year same period due to management’s revised estimate on the probability of collecting receivables over 90 days old. We recently increased our focus on collecting receivables and expect the expense to return to normal levels in future periods. The continued focus on reliability increased maintenance in our electric divisions by approximately $100,000 due to underground line failure repairs, additional tree trimming and transmission line pole maintenance to reduce damage from future storms.

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

Income Taxes

Income tax expense decreased in the third quarter of 2006 by $264,000 over the same period last year. Outside of the impact of normal taxes on net income, this decrease was due to an increase in income tax expense of $102,000 in 2005 and a decrease of $71,000 due to adjustments related to the regulatory deferred tax liabilities in the current year.

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

Operating Expenses

Operating expenses increased $2.1 million or approximately 8% in the nine months ended September 30, 2006, compared to the same period in 2005. The increase in expenses was due to inflationary impacts and additional payroll of $708,000. In addition to pay raises, the number of employees increased over the prior year as we continue our efforts to respond more effectively to customer needs. Sales expenses in our electric division increased by $83,000 as the result of our efforts to inform and educate our electric customers about the expected substantial increases in monthly bills when new fuel contracts begin at the beginning of 2007 and 2008. Bad debt expense increased in the nine months ending September 30, 2006 by $84,000 over the prior year same period due to management’s revised estimate on the probability of collecting receivables over 90 days old. We recently increased our focus on collecting receivables and expect the expense to return to normal levels in future periods.

Other increases included regulatory storm surcharges of $156,000 approved in our 2005 natural gas storm petition hearing, higher medical insurance premiums of $86,000, higher pension expense of approximately $114,000, higher consulting fees of $44,000 due to preparation for Sarbanes-Oxley requirements and higher depreciation expense of $373,000 due to the addition of fixed assets.

Other Income and Deductions

Merchandise and Service profitability increased by $203,000 in the nine months ended September 30, 2006, compared to the same period in 2005 primarily as a result of strategic changes implemented by management. These changes included revising the product markup structure, increasing fees for installation and increasing employee training.

Income Taxes

Income tax expense decreased in the nine months ending September 30, 2006 by $266,000 over the same period last year. Outside of the impact of normal taxes on net income, this decrease was due to an increase of $102,000 in 2005 and a decrease of $71,000 due to adjustments related to the regulatory deferred tax liabilities in the current year.

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

The Company uses December 31 as the measurement date to measure the assets and obligations of its retirement plans.  Statement 158 requires the use of the Company year-end as the measurement date no later than fiscal years ending after December 15, 2008.  The Company currently uses this date and has used it for all periods presented.

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

10.1*

Amendment to Electric Service Contract by and between JEA and FPU dated September 25, 2006.

10.2*

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

* Previously filed with our Form 10Q for the period ending September 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY

(Registrant)

Date: March 19, 2007

By:           /s/ George M. Bachman

George M. Bachman

Chief Financial Officer

(Principal Accounting Officer)

FLORIDA PUBLIC UTILITIES COMPANY

EXHIBIT INDEX

Item Number

10.1*

Amendment to Electric Service Contract by and between JEA and FPU dated September 25, 2006.

10.2*

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

*Previously filed with our Form 10Q for the period ending September 30, 2006