Form 10-Q
period 2007-03-31
FLORIDA PUBLIC UTILITIES CO
filed 2007-05-14
CIK 37643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

On May 1, 2007, there were 6,028,828 shares of $1.50 par value common stock outstanding.

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

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended
	March 31,
Revenues	2007	2006
Natural gas	$20,573	$26,954
Electric	13,358	11,696
Propane gas	4,681	4,698
Total revenues	38,612	43,348
Cost of Fuel and Other Pass Through Costs	24,769	29,213
Gross Profit	13,843	14,135

Operating Expenses
Operation and maintenance	7,173	6,805
Depreciation and amortization	2,072	1,978
Taxes other than income taxes	860	824
Total operating expenses	10,105	9,607
Operating Income	3,738	4,528

Other Income and (Deductions)
Merchandise and service revenue	915	1,226
Merchandise and service expenses	(810)	(1,185)
Other income	151	151
Interest expense	(1,167)	(1,213)
Total other deductions – net	(911)	(1,021)
Earnings Before Income Taxes	2,827	3,507
Income Taxes	(1,029)	(1,286)
Net Income	1,798	2,221
Preferred Stock Dividends	7	7
Earnings for Common Stock	$1,791	$2,214

(Basic and Diluted):
Earnings Per Common Share	$0.30	$0.37

Dividends Declared Per Common Share	$0.1075	$0.1033

Average Shares Outstanding	6,024,739	5,980,037
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

ASSETS	March 31,	December 31,
	2007	2006
Utility Plant
Utility Plant	$191,633	$188,968
Less Accumulated depreciation	61,114	59,757
Net utility plant	130,519	129,211

Current Assets
Cash	2,073	84
Accounts receivable	12,947	12,199
Allowance for uncollectible accounts	(426)	(429)
Unbilled receivables	1,684	1,957
Notes receivable	312	298
Inventories (at average unit cost)	3,883	4,120
Prepaid expenses	692	963
Under-recovery of fuel costs	1,010	862
Deferred income taxes-current	676	418
Total current assets	22,851	20,472

Other Assets
Investments held for environmental costs	3,375	3,364
Other regulatory assets-environmental	8,121	8,284
Other regulatory assets-storm reserve	207	270
Other regulatory assets-retirement plans	442	587
Long-term receivables and other investments	5,448	5,740
Deferred charges	6,380	6,496
Goodwill	2,405	2,405
Intangible assets (net)	4,366	4,405
Total other assets	30,744	31,551
Total Assets	$184,114	$181,234

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES	March 31,	December 31,
	2007	2006
Capitalization
Common shareholders' equity	$48,959	$47,572
Preferred stock	600	600
Long-term debt	50,723	50,702
Total capitalization	100,282	98,874

Current Liabilities
Line of credit	2,215	3,466
Accounts payable	9,483	10,279
Insurance accrued	110	181
Interest accrued	1,208	789
Other accruals and payables	3,082	2,798
Taxes accrued	3,389	1,180
Over-earnings liability	675	722
Over-recovery of fuel costs and other	4,210	4,011
Customer deposits	10,152	9,608
Total current liabilities	34,524	33,034

Other Liabilities
Deferred income taxes	17,076	17,436
Environmental liability	12,930	13,140
Regulatory liability-storm reserve	1,667	1,636
Regulatory liabilities-other	9,830	9,676
Other liabilities	7,805	7,438
Total other liabilities	49,308	49,326
Total Capitalization and Liabilities	$184,114	$181,234

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006

Net cash provided by operating activities	$6,416	$11,174

Investing Activities
Construction expenditures	(3,087)	(3,265)
Proceeds received on notes receivable	87	296
Other	346	148
Net cash used in investing activities	(2,654)	(2,821)

Financing Activities
Net decrease in short-term borrowings	(1,251)	(6,115)
Dividends paid	(653)	(1,248)
Other increases	131	163
Net cash used in financing activities	(1,773)	(7,200)

Net increase in cash	1,989	1,153

Cash at beginning of period	84	695

Cash at end of period	$2,073	$1,848
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation have been included. The operating results for the period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances, accruals for pensions, environmental liabilities, liability reserves, regulatory deferred tax liabilities, unbilled revenue and over-earnings liability. Actual results may differ from these estimates.

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

4.

Pledged Assets

Substantially all of the Company’s utility plant and the shares of its wholly owned subsidiary, Flo-Gas Corporation, collateralize the Company’s First Mortgage Bonds (long-term debt).  Cash, accounts receivable and inventory are collateral for the line of credit.

5.

Restriction on Dividends

The Company’s Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends. At March 31, 2007, approximately $10.1 million of retained earnings were free of such restriction and available for the payment of dividends. The Company’s line of credit agreement contains covenants that, if violated, could restrict or prevent the payment of dividends. The Company is not in violation of these covenants.

6.

Allowance for Uncollectible Accounts

The Company records an allowance for uncollectible accounts based on historical information and trended current economic conditions.  The bad debt write-offs for the first quarter 2007 were $177,000 while the provisions were $174,000.

7.

Storm Reserves

As of March 31, 2007, the Company had a storm reserve of approximately $1.7 million for the electric segment. The Company does not have a storm reserve for the natural gas or propane gas segments. Any future storm costs affecting the natural gas segment will be deferred for recovery from customers either through rate increases or through applying any available over-earnings as a reduction to the costs.  All such deferred costs are subject to review and approval by the FPSC.

The Company deferred storm costs for the natural gas segment incurred in 2004 as a regulatory asset on the condensed consolidated balance sheets. The FPSC approved recovery of these storm costs, plus interest and revenue related taxes, over a 30-month period beginning in November 2005. As of March 31, 2007, the remaining balance of these storm costs to be recovered is $207,000.

8.

Goodwill and Other Intangible Assets

The Company does not amortize goodwill or intangibles with indefinite lives. The Company periodically tests the applicable reporting segments, natural gas and propane gas, for impairment. In the event goodwill or intangible assets related to a segment are determined to be impaired, the Company would write down such assets to fair value. The impairment test performed in 2006 showed no impairment for either reporting segment. The Company does not believe the 2007 impairment test will indicate impairment for either reporting segment. Final results are expected in the second quarter of 2007.

Goodwill associated with the Company’s acquisitions consists of $500,000 in the natural gas segment and $1.9 million in the propane gas segment. The summary of intangible assets at March 31, 2007, is as follows:

Intangible Assets (Dollars in thousands)
		2007
Customer distribution rights	(Indefinite life)	$ 1,900
Customer relationships	(Indefinite life)	900
Software	(Five to nine year life)	3,169
Accumulated amortization		(1,603)
Total intangible assets, net of amortization		$ 4,366

The amortization expense of intangible assets was approximately $86,000 for the three months ended March 31, 2007.

9.

Common Shareholders’ Equity

Items impacting common shareholders’ equity other than income and dividends are the dividend reinvestment program, employee stock purchase program, stock compensation plans and treasury stock. The net impact of these additional items increased common shareholders’ equity approximately $220,000 for the three months ended March 31, 2007.  Accumulated other comprehensive loss, comprised of the deferred cost of employee benefit plans, totaled approximately $80,000 and $100,000 as of March 31, 2007 and December 31, 2006, respectively. The change to other comprehensive loss for the quarter ending March 31, 2007 was an approximate net $20,000 gain.

10.

Over-earnings – Natural Gas Segment

The FPSC approves rates that are intended to permit a specified rate of return on investment and limits the maximum amount of earnings of regulated operations. The Company has agreed with the FPSC staff to limit the earned return on equity for regulated natural gas and electric operations.

The Company has recorded estimated 2006 and 2005 over-earnings for regulated natural gas operations of $25,000 and $650,000, respectively. These liabilities are included in the over-earnings liability on the Company’s condensed consolidated balance sheet of March 31, 2007. The calculations supporting these liabilities are complex and involve a variety of projections and estimates before the ultimate settlement of such obligations. Estimates may be revised as expectations change and factors become known and determinable.

The 2005 and 2006 over-earnings liabilities are based on the Company’s best estimates, but the amounts could change upon the FPSC finalization and review of earnings expected in 2007 and 2008. The FPSC determines the disposition of over-earnings with alternatives that include refunding to customers, increasing storm damage or environmental reserves or reducing any depreciation reserve deficiency.

11.

Environmental Contingencies

The Company is subject to federal and state legislation with respect to soil, groundwater and employee health and safety matters and to environmental regulations issued by the Florida Department of Environmental Protection (FDEP), the United States Environmental Protection Agency (EPA) and other federal and state agencies. For full disclosure of the legal items that impact the Company, please refer to "Contingencies" in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2006.

12.

Reclassification

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

13.

Financial Accounting Standard Board Interpretation No. 48

The Company accounts for uncertainty in income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) and SFAS No. 109, Accounting for Income Taxes. The Company performed an analysis of tax positions taken and expected to be taken on the tax returns. The analysis concluded that the Company had no material uncertain tax positions.

The Interpretation requires Companies to accrue interest and penalties that would be incurred if an uncertain tax position ultimately were not sustained.  In such a case, the Company would start accruing interest and penalty in the period which gives rise to the uncertain tax position. The Company would classify interest and penalties in the income statement and balance sheet separately from other tax balances and based on expected timing of cash payment to the taxing authorities.

Under the tax statute of limitations applicable to the Internal Revenue Code and state taxes, we are no longer subject to examinations by the Internal Revenue Service or the State of Florida for years before 2003. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2002 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future.  As noted in Note 14, we have been notified of an IRS audit.

14.

IRS Examination

In February of 2007, the IRS informed us that it has selected our 2003 and 2004 tax years for examination.  As our tax positions have remained consistent with those from the previously audited tax years, we do not expect any material adverse findings as the result of the impending IRS audit.

15.

Recent Accounting Standards

FASB Staff Position (FSP) AUG AIR-1

“Accounting for Planned Major Maintenance Activities,” amended APB 28, “Interim Financial Reporting,” to prohibit the use of the accrue-in-advance method of accounting for planned major maintenance.  The Company does not accrue-in-advance for planned major maintenance activities therefore the adoption of FSP AUG AIR-1 in the first quarter of 2007 did not have an impact on the Company’s results of operations, cash flows or financial position.

Financial Accounting Standard No. 159

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement permits measurement at fair value of certain firm commitments, non-financial insurance contracts and warranties, host financial instruments and recognized financial assets and liabilities, excluding consolidating investments in subsidiaries, consolidating variable interest entities, various forms of deferred compensation agreements, leases, depository institution deposit liabilities and financial instruments included in shareholders’ equity.  This Statement becomes effective January 1, 2008 for financial statements issued for fiscal years beginning after November 15, 2007.  As the Company does not believe adoption of this Statement will have a material impact on our financial condition or results of operation, we do not anticipate electing the fair value option.

16.

Employee Benefit Plans

The Company sponsors a qualified defined benefit pension plan for non-union employees that were hired before January 1, 2005 and for unionized employees that work under one of the six Company union contracts and were hired before their respective contract dates in 2005. The Company also sponsors a postretirement medical plan.

The following table provides the components of the net periodic benefit cost for our pension plan and postretirement benefit plan for the three months ended March 31, 2006 and 2007.

FLORIDA PUBLIC UTILITIES COMPANY
Net Periodic Benefit Costs
(Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006

Pension Plan:
Service Cost	$ 283	$ 308
Interest Cost	566	524
Expected Return on Plan Assets	(610)	(603)
Amortization of Prior Service Cost	184	184
Net Periodic Pension Cost	$ 423	$ 413

Postretirement Benefit Plan:
Service Cost	$ 16	$ 25
Interest Cost	26	34
Amortization of Transition Obligation/(Asset)	11	11
Amortization of Net (Gain) or Loss	(5)	-
Net Periodic Postretirement Benefit Cost	$ 48	$ 70

For additional information related to our employee benefit plans, please see Note 12 to the Consolidated Financial Statements of the company’s 10-K Annual Report.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have three primary business segments: natural gas, electric and propane gas. The Florida Public Service Commission (FPSC) regulates the natural gas and electric segments.

Results of Operations

Revenues and Gross Profit Summary

Revenues include cost recovery revenues. The FPSC allows cost recovery revenues to directly recover costs of fuel, conservation and revenue-based taxes in our natural gas and electric segments. Revenues collected for these costs and expenses have no effect on results of operations and fluctuations could distort the relationship of revenues between periods. Gross profit is defined as gross operating revenues less fuel, conservation and revenue-based taxes that are passed directly through to customers. Because gross profit eliminates these cost recovery revenues, we believe it provides a more meaningful basis for evaluating utility revenues. The following summary compares gross profit between periods and units sold in one thousand Dekatherm (MDth) (gas) and Megawatt Hour (MWH) (electric).

Revenues and Gross Profit
(Dollars in thousands)
	Three Months Ended
	March 31,
	2007	2006
Natural Gas
Revenues	$20,573	$26,954
Cost of fuel and other pass through costs	12,522	18,555
Gross Profit	$ 8,051	$ 8,399
Units sold: (MDth)	1,840	1,946
Electric
Revenues	$13,358	$11,696
Cost of fuel and other pass through costs	9,899	8,273
Gross Profit	$ 3,459	$ 3,423
Units sold: (MWH)	185,636	197,227
Propane Gas
Revenues	$4,681	$4,698
Cost of fuel	2,348	2,385
Gross Profit	$2,333	$2,313
Units sold: (MDth)	192	200
Consolidated
Revenues	$38,612	$43,348
Cost of fuel	24,769	29,213
Gross Profit	$13,843	$14,135

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006.

Revenues and Gross Profit

Natural Gas

Natural gas service revenues decreased $6,381,000 in the first quarter of 2007 over the same period in 2006.  As the cost of natural gas continues to decline, revenues to recover our cost of fuel and other costs passed through to customers decreased by $6,033,000.  These costs do not impact our gross profit. Our gross profit decreased $348,000 or 4%.  The decrease in gross profit is attributable to a 5% decrease in units sold in 2007 due primarily to generally warmer weather compared to the prior year.

Electric

Electric service revenues increased $1,662,000 in the first quarter of 2007 over the same period in 2006.  $1,626,000 of the increase was attributable to the cost of fuel and other costs that were passed through to customers. A new fuel contract in our Northeast division was effective January 1, 2007 and this increased the cost of fuel that was passed through to our customers. Gross profit was flat compared to the first quarter of 2006.

Propane Gas

Propane experienced a 4% decrease in units sold to customers due to warmer weather; however this was offset by increased profit margins.

Operating Expenses

Operating expenses were higher by $498,000 in the first quarter of 2007 compared to the same period in 2006. The majority of the increased expense is from cost of living raises related to payroll and increased payroll expense incurred to improve natural gas customer service and collections.

Other Income and Deductions

Although merchandise and service revenue decreased by $311,000 in the first quarter of 2007 compared to the same period last year, our profit increased by $64,000. We experienced a decrease in revenue mainly due to lower demand for merchandise as a result of the slow down of new construction projects during the current downturn in the housing market. Despite the decrease to our revenues, profitability rose due to a focus by our management on pricing structure.

The total interest expense decreased $46,000 as compared to the same period last year, due mainly to a decrease in the average outstanding balance on the line of credit.

Income Taxes

Income tax expense decreased in the first quarter of 2007 by $257,000 over the same period last year as a result of lower taxable income.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flow provided by operating activities for the three months ended March 31, 2007 decreased by approximately $4.8 million over the same period in 2006. The over-recovered fuel costs in 2006 and the related reduction in fuel costs in 2007 that are passed to our customers accounted for approximately $5.1 million decrease in the current year’s net cash flow as compared to the prior year.

Investing Activities

Construction expenditures did not fluctuate significantly between the quarters, decreasing by approximately $178,000 compared to the same period last year.

Financing Activities

Decreases in cash flow used in financing activities were mostly attributable to reductions in short-term borrowings.  In the first quarter of 2007 we paid down our line of credit by $1.3 million as compared to $6.1 million in the first quarter of 2006. The increase in fuel costs during the latter part of 2005 resulted in large fuel under-recoveries and therefore a higher dependence on short-term financing in the first quarter of 2006 compared to 2007.

Capital Resources

We have a $12 million line of credit (LOC), which expires on July 1, 2008. Upon 30 days notice by us we can increase the LOC to a maximum of $20 million. The LOC contains affirmative and negative covenants that, if violated, would give the bank the right to accelerate the due date of the loan to be immediately payable. The covenants include certain financial ratios. All ratios are currently within the required limits and management believes we are in full compliance with all covenants and anticipates continued compliance in the foreseeable future. We reserve $1 million of the LOC to cover expenses for any major storm repairs in our electric segment and an additional $250,000 for a letter of credit insuring propane facilities. As of March 31, 2007, the amount borrowed from the LOC was $2.2 million. At March 31, 2007, the LOC, long-term debt and preferred stock comprised 52% of total equity and debt capitalization.

Our 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property. At March 31, 2007, such calculation would permit the issuance of approximately $39.8 million of additional bonds.

We have $3.4 million in invested funds for payment of future environmental costs. We expect to incur between $5.8 million and $19.1 million through the year ending December 31, 2021 for expenses related to environmental clean up.

Capital Requirements

Portions of our business are seasonal and dependent on weather conditions in Florida.  The weather affects the sale of electricity and gas, and thereby impacts the cash provided by operations. Construction costs also impact cash requirements throughout the year. Cash needs for operations and construction are met partially through short-term borrowings from our LOC.

We plan to purchase land for the construction of our South Florida division office within three years. The possible purchase of the land would increase capital expenditures by $4 to $6 million. The current South Florida division office is located on environmentally impacted property, which requires relocating the office to allow for clean up of the property. It will not be possible to rebuild at the current location since this site has been rezoned with a residential designation.  We are planning to build and complete this new facility in the next five years. Additional construction expenditures for the remainder of 2007 include the anticipated construction of an office building in Northeast Florida.  The cost is expected to be approximately $750,000 with construction scheduled for completion in early 2008.

Material commitments for capital expenditures consist of $775,000 for the purchase of a transformer and vehicle purchases totaling approximately $489,000.

Cash requirements are anticipated to increase significantly in the future due to additional environmental clean up costs, sinking fund payments on long-term debt and pension contributions. Environmental clean up costs are forecasted to be approximately $600,000 through 2007, with remaining payments which could total approximately $13.1 million, beginning in 2008 and ending in 2021. Annual long-term debt sinking fund payments of approximately $1.4 million will begin in 2008 and will continue for eleven years. Current projections indicate that we will need to make a contribution of $250,000 to our pension plan in 2007. Congress has finalized the new funding rules and we may have significant contribution requirements for several years beginning with 2008.

Due to delayed environmental clean-up costs, we currently do not anticipate that any equity or debt financing in 2007 will be required. We believe that cash from operations, coupled with short-term borrowings on the LOC, will be sufficient to satisfy our operating expenses, normal capital expenditure requirements and dividend payments through spring of 2008.  However, cash requirements are forecasted to increase significantly in the future due to our environmental clean up costs, a land purchase, and sinking fund payments on long-term debt and pension contributions. If cash needs relating to the land purchase and related construction and the timing of environmental expenditures change, it is possible we may consider equity or debt financing.  The need and timing will depend upon the overall company cash flow requirements.  There can be no assurance, however, that equity or debt financing will be available on favorable terms, or at all, when we seek such financings.

Outlook

Electric Power Supply

Contracts with our two electric suppliers were originally set to expire on December 31, 2007.  Those long-term contracts provided electricity to our customers at rates much lower than current market rates.  As part of our negotiations, we agreed to end the current contract terms for our Northeast division on December 31, 2006 and executed an amended contract that began January 1, 2007 and will expire December 31, 2017.  Although the contract rates have increased for 2007, this enabled us to obtain lower rates for the longer term of the contract than would have been available if we had not revised the contract.  The savings are passed through to our customers without profit to us.

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

Propane Gas

We continue to review the possibility of hedging activities later in 2007 to help mitigate the risk of price changes for our cost of propane gas. We are unable to determine the impact this activity will have on our future operating income.

Over-earnings-Natural Gas Segment

The FPSC approves rates that are intended to permit a specified rate of return on investment and limits the maximum amount of earnings of regulated operations. We have recorded estimated 2006 and 2005 over-earnings for regulated natural gas operations of $25,000 and $650,000, respectively.  These liabilities have been included in the over-earnings liability on our balance sheet. The calculations supporting these liabilities are complex and involve a variety of projections and estimates before the ultimate settlement of such obligations. Estimates may be revised as expectations change and factors become known and determinable.

Our 2005 and 2006 estimates of our over-earnings liabilities could change upon the FPSC finalization and review of our earnings for 2007 and 2008. The FPSC determines the disposition of over-earnings with alternatives that include refunding to customers, funding storm damage or environmental reserves, or reducing any depreciation reserve deficiency.

In 2007, we requested that the 2005 natural gas over-earnings be used to provide additional funds to our regulatory storm reserve liability and reduce the costs currently being recovered from our customers through a storm surcharge. If the FPSC approves this disposition, we will end the storm surcharge later in 2007.

Indiantown Gas

The FPSC approved our joint transportation and territorial agreements with Indiantown in October 2006. We have also begun construction in the Indiantown area to install natural gas mains in the first phase of this development for approximately 100 homes. The next two developments are slated to break ground later in 2007 for construction of approximately 1,000 homes.

Land Purchase

We have entered into an agreement to purchase land for the new South Florida division office.  We are in the process of completing due diligence on this property and expect to finalize this phase and close on the property during the second quarter of 2007.

New Division Office

We are planning to build a new operations center for our Northeast division on land we currently own.  We are in the process of developing and finalizing the building plans, and expect to begin construction sometime in 2007.  The cost is expected to be $750,000 and should be completed in early 2008.

Storm Related Expenditures

Regulators continue to focus on hurricane preparedness and storm recovery issues for utility companies. Newly mandated storm preparedness initiatives could impact our operating expenses and capital expenditures later in 2007. The initial forecasts of these annual expenditures are approximately $700,000. It is possible that additional regulation and rules will be mandated regarding storm related expenditures over the next several years. We requested that the FPSC allow us to recover the cost of the newly mandated storm preparedness initiatives and to defer these storm-related expenditures until we receive recovery through a rate increase.  If approved, both the recovery and expenditures may occur by mid-2007.  If these expenditures are approved for rate recovery in 2007, these rates would be temporary until final rates were implemented as a result of an electric base rate proceeding.

Electric Base Rate Proceeding

We plan to file a request with the FPSC in the third quarter of 2007 for a base rate increase in our electric segment. This request will include recovery of increased expenses and capital expenditures since our last rate proceeding in 2004, as well as additional storm-related expenditures as discussed above. Finalization of this request and approval, if any, of an electric base rate increase would not occur until early 2008. Possible interim rate relief for partial recovery of the increased expenditures may occur in late 2007.

Impact of Recent Accounting Standards

FASB Staff Position (FSP) AUG AIR-1

“Accounting for Planned Major Maintenance Activities,” amended APB 28, “Interim Financial Reporting,” to prohibit the use of the accrue-in-advance method of accounting for planned major maintenance.  The Company does not accrue-in-advance for planned major maintenance activities therefore the adoption of FSP AUG AIR-1 in the first quarter of 2007 did not have an impact on the Company’s results of operations, cash flows or financial position.

Financial Accounting Standard No. 159

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement permits measurement at fair value of certain firm commitments, nonfinancial insurance contracts and warranties, host financial instruments and recognized financial assets and liabilities, excluding consolidating investments in subsidiaries, consolidating variable interest entities, various forms of deferred compensation agreements, leases, depository institution deposit liabilities and financial instruments included in shareholders’ equity.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS No. 159 effective January 1, 2008. The Company does not believe adoption of this Statement will have a material impact on our financial condition or results of operation.

Financial Accounting Standard Board Interpretation No. 48

The Company accounts for uncertainty in income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) and SFAS No. 109, Accounting for Income Taxes. The Company performed an analysis of tax positions taken and expected to be taken on the tax returns. The analysis concluded that the Company had no material uncertain tax positions.

The Interpretation requires companies to accrue interest and penalties that would be incurred if an uncertain tax position ultimately were not sustained.  In such a case, the Company would start accruing interest and penalty in the period which gives rise to the uncertain tax position. The Company would classify interest and penalties in the income statement and balance sheet separately from other tax balances and based on expected timing of cash payment to the taxing authorities.

Under the tax statute of limitations applicable to the Internal Revenue Code and state taxes, we are no longer subject to examinations by the Internal Revenue Service or the State of Florida for years before 2003. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2002 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future.  As noted in Note 14, we have been notified of an IRS audit.

Forward-Looking Statements (Cautionary Statement)

This report contains forward-looking statements including those relating to the following:

•

Based on our current expectations for cash needs, including cash needs relating to the possible land purchase and related construction, we may choose to consider an equity or debt financing.

•

Our anticipation of continued compliance in the foreseeable future with our LOC covenants.

•

Construction expenditures for the remainder of 2007 may increase by $4 to $6 million over the same period in 2006 if we are successful in negotiating the purchase of the land for our South Florida operations.

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

•

Our 2006 and 2005 over-earnings liability in natural gas will materialize as estimated after the FPSC review and audit.

•

We expect there will be no impairment of either reporting segment upon finalization of our impairment testing in 2007.

•

We expect higher fuel costs beginning in 2008 for our Northwest electric division.

•

The development in Indiantown will occur as estimated.

•

Storm related expenditures may be necessary beginning in 2007 and the total cost may be significant. We may receive recovery for these expenditures.

•

The purchase of land for our new South Florida division office may occur in 2007.

•

We expect to file for an electric base rate increase in the third quarter of 2007 and finalization is expected in early 2008.  Final rates, if approved by the FPSC, would not occur until 2008.

•

We anticipate capital expenditures of approximately $750,000 for the construction of an office building in Northeast Florida.  Construction will begin in 2007 and be completed in early 2008.

These statements involve certain risks and uncertainties. Actual results may differ materially from what is expressed in such forward-looking statements. Important factors that could cause actual results to differ materially from those expressed by the forward-looking statements include, but are not limited to, those set forth in “Risk Factors” in our Form 10-K for the year ending December 31, 2006.

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

On a rolling four-quarter basis, we will purchase a “cap” on approximately one-third of our forecast propane volume purchases and pre-buy or hedge with a swap one-third of our forecast anticipated propane purchases. The remaining one-third will fluctuate with the market price. Our energy strategy allows us to participate in two-thirds of price declines but only one-third of price increases. As of March 31, 2007, we have not entered into any hedging activities. When we do enter into hedging activities, we will determine whether they meet the definition of normal sales and purchases and if not, we will determine whether we can use hedge accounting.

We have no exposure to equity risk, as we do not hold any equity instruments. Our exposure to interest rate risk is limited to investments held for environmental costs, the long-term notes receivable from the sale of our water division and short-term borrowings on the line of credit. The investments held for environmental costs are short-term fixed income debt securities whose carrying amounts are not materially different than fair value. The short-term borrowings were approximately $2.2 million at the end of March 2007. We do not believe we have material market risk exposure related to these instruments. The indentures governing our two first mortgage bond series outstanding contain "make-whole" provisions (pre-payment penalties that charge for lost interest), which render refinancing impracticable.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer as of March 31, 2007, concluded that our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2007

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