Form 10-Q
period 2007-06-30
FLORIDA PUBLIC UTILITIES CO
filed 2007-08-13
CIK 37643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No ☒

On August 1, 2007, there were 6,036,178 shares of $1.50 par value common stock outstanding.

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2007	2006	2007	2006
Natural gas	$15,502	$14,632	$36,075	$41,586
Electric	13,135	11,815	26,493	23,511
Propane gas	3,831	3,528	8,512	8,288
Total revenues	32,468	29,975	71,080	73,385
Cost of Fuel and Other Pass Through Costs	20,699	18,476	45,468	47,689
Gross Profit	11,769	11,499	25,612	25,696

Operating Expenses
Operation and maintenance	7,443	6,829	14,616	13,696
Depreciation and amortization	2,031	1,925	4,103	3,903
Taxes other than income taxes	699	680	1,559	1,504
Total operating expenses	10,173	9,434	20,278	19,103
Operating Income	1,596	2,065	5,334	6,593

Other Income and (Deductions)
Merchandise and service revenue	752	1,090	1,667	2,316
Merchandise and service expenses	(670)	(1,007)	(1,480)	(2,192)
Other income	145	133	296	284
Interest expense	(1,216)	(1,119)	(2,383)	(2,332)
Total other deductions – net	(989)	(903)	(1,900)	(1,924)
Earnings Before Income Taxes	607	1,162	3,434	4,669
Income Taxes	(197)	(424)	(1,226)	(1,710)
Net Income	410	738	2,208	2,959
Preferred Stock Dividends	7	7	14	14
Earnings For Common Stock	$403	$731	$2,194	$2,945

(Basic and Diluted):
Earnings Per Common Share	$0.07	$0.12	$0.36	$0.49

Dividends Declared Per Common Share	$0.1125	$0.1075	$0.2200	$0.2108

Average Shares Outstanding	6,030,928	5,985,162	6,027,833	5,982,599
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

Index

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

ASSETS	June 30, 2007	December 31, 2006
Utility Plant
Utility Plant	$194,067	$188,968
Less Accumulated depreciation	62,078	59,757
Net utility plant	131,989	129,211

Current Assets
Cash	1,315	84
Accounts receivable	10,446	12,199
Allowance for uncollectible accounts	(406)	(429)
Unbilled receivables	1,687	1,957
Notes receivable	292	298
Inventories (at average unit cost)	4,025	4,120
Prepaid expenses	418	963
Under-recovery of fuel costs	1,456	862
Deferred income taxes-current	561	418
Other regulatory assets-environmental	456	456
Other regulatory assets-storm reserve	162	228
Deferred charges-current	260	495
Total current assets	20,672	21,651

Other Assets
Investments held for environmental costs	3,413	3,364
Other regulatory assets-environmental	7,513	7,828
Other regulatory assets-storm reserve	-	42
Other regulatory assets-retirement plans	287	587
Long-term receivables and other investments	5,504	5,740
Deferred charges	6,146	6,001
Goodwill	2,405	2,405
Intangible assets (net)	4,476	4,405
Total other assets	29,744	30,372
Total Assets	$182,405	$181,234

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

Index

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES	June 30, 2007	December 31, 2006
Capitalization
Common shareholders' equity	$48,813	$47,572
Preferred stock	600	600
Long-term debt	50,730	50,702
Total capitalization	100,143	98,874

Current Liabilities
Line of credit	1,105	3,466
Accounts payable	10,098	10,279
Insurance accrued	150	181
Interest accrued	598	789
Other accruals and payables	3,546	3,023
Taxes accrued	2,164	1,180
Over-earnings liability	760	722
Over-recovery of fuel costs and other	4,416	4,011
Customer deposits	10,407	9,608
Total current liabilities	33,244	33,259

Other Liabilities
Deferred income taxes	16,713	17,436
Environmental liability	12,768	13,140
Regulatory liability-storm reserve	1,697	1,636
Regulatory liabilities-other	9,947	9,676
Other liabilities	7,893	7,213
Total other liabilities	49,018	49,101
Total Capitalization and Liabilities	$182,405	$181,234

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

Index

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006

Net cash provided by operating activities	$10,980	$16,155

Investing Activities
Construction expenditures	(6,537)	(6,751)
Proceeds received on notes receivable	371	296
Other	(150)	513
Net cash used in investing activities	(6,316)	(5,942)

Financing Activities
Net decrease in short-term borrowings	(2,361)	(8,121)
Dividends paid	(1,307)	(1,899)
Other increases	235	232
Net cash used in financing activities	(3,433)	(9,788)

Net increase in cash	1,231	425

Cash at beginning of period	84	695

Cash at end of period	$1,315	$1,120
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

Index

FLORIDA PUBLIC UTILITIES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

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
Substantially, all of the Company’s utility plant and the shares of its wholly owned subsidiary, Flo-Gas Corporation, collateralize the Company’s First Mortgage Bonds (long-term debt).  Cash, accounts receivable and inventory are collateral for the line of credit.

Index

5.	Restriction on Dividends
The Company’s Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends. At June 30, 2007, approximately $9.8 million of retained earnings were free of such restriction and available for the payment of dividends. The Company’s line of credit agreement contains covenants that, if violated, could restrict or prevent the payment of dividends. The Company is not in violation of these covenants.

6.	Allowance for Uncollectible Accounts
The Company records an allowance for uncollectible accounts based on historical information and trended current economic conditions.  The bad debt write-offs for the second quarter 2007 were $135,000 while the provisions were $115,000.

7.	Storm Reserves
As of June 30, 2007, the Company had a storm reserve of approximately $1.7 million for the electric segment. The Company does not have a storm reserve for the natural gas or propane gas segments. Any future storm costs affecting the natural gas segment will be deferred for recovery from customers either through rate increases or through applying any available over-earnings as a reduction to the costs.  All such deferred costs are subject to review and approval by the FPSC.

The Company deferred storm costs for the natural gas segment incurred in 2004 as a regulatory asset on the condensed consolidated balance sheets. The FPSC approved recovery of these storm costs, plus interest and revenue related taxes, over a 30-month period beginning in November 2005. As of June 30, 2007, the remaining balance of these storm costs to be recovered is $159,000.

The FPSC staff issued a recommendation on August 2, 2007, and if approved, the overearnings for 2005 will remain as currently estimated, and the disposition will be used to fund our storm reserve and eliminate the storm surcharge and the related regulatory asset – storm reserve in our natural gas operations.

8.	Goodwill and Other Intangible Assets
The Company does not amortize goodwill or intangibles with indefinite lives. The Company periodically tests the applicable reporting segments, natural gas and propane gas, for impairment. In the event goodwill or intangible assets related to a segment are determined to be impaired, the Company would write down such assets to fair value. The impairment test performed in 2007 and 2006 showed no impairment for either reporting segment.

Goodwill associated with the Company’s acquisitions consists of $500,000 in the natural gas segment and $1.9 million in the propane gas segment. The summary of intangible assets at June 30, 2007, is as follows:

Index

Intangible Assets (Dollars in thousands)
		2007
Customer distribution rights	(Indefinite life)	$1,900
Customer relationships	(Indefinite life)	900
Software	(Five to nine year life)	3,367
Accumulated amortization		(1,691)
Total intangible assets, net of amortization		$4,476

The amortization expense of intangible assets was approximately $174,000 for the six months ended June 30, 2007.

9.	Common Shareholders’ Equity
Items impacting common shareholders’ equity other than income and dividends are the dividend reinvestment program, employee stock purchase program, stock compensation plans and treasury stock. The net impact of these additional items increased common shareholders’ equity approximately $281,000 for the six months ended June 30, 2007.  Accumulated other comprehensive loss, comprised of the deferred cost of employee benefit plans, totaled approximately $50,000 and $100,000 as of June 30, 2007 and December 31, 2006, respectively. The change to other comprehensive loss for the quarter ending June 30, 2007 was an approximate net $26,000 gain.

10.	Over-earnings – Natural Gas Segment
The FPSC approves rates that are intended to permit a specified rate of return on investment and limits the maximum amount of earnings of regulated operations. The Company has agreed with the FPSC staff to limit the earned return on equity for regulated natural gas and electric operations.

The Company has recorded estimated 2006 and 2005 over-earnings for regulated natural gas operations of $25,000 and $735,000, respectively. We revised our estimate for the 2005 overearnings in the second quarter of 2007 an additional $85,000. These liabilities are included in the over-earnings liability on the Company’s condensed consolidated balance sheet of June 30, 2007. The calculations supporting these liabilities are complex and involve a variety of projections and estimates before the ultimate settlement of such obligations. Estimates may be revised as expectations change and factors become known and determinable.

The 2005 and 2006 over-earnings liabilities are based on the Company’s best estimates, but the amounts could change upon the FPSC finalization expected in 2007 and 2008. The FPSC determines the disposition of over-earnings with alternatives that include refunding to customers, increasing storm damage or environmental reserves or reducing any depreciation reserve deficiency. The FPSC staff issued a recommendation on August 2, 2007, and if approved, the overearnings for 2005 will remain as currently estimated, and the disposition will be used to fund our storm reserve and eliminate the storm surcharge and the related regulatory asset – storm reserve in our natural gas operations.

Index

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

The following table provides the components of the net periodic benefit cost for our pension plan and postretirement benefit plan for the three and six months ended June 30, 2006 and 2007.

Index

FLORIDA PUBLIC UTILITIES COMPANY
Net Periodic Benefit Costs
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Pension Plan:
Service Cost	$283	$308	$566	$616
Interest Cost	566	524	1,132	1,048
Expected Return on Plan Assets	(610)	(603)	(1,220)	(1,206)
Amortization of Prior Service Cost	184	184	368	368
Net Periodic Pension Cost	$423	$413	$846	$826

Postretirement Benefit Plan:
Service Cost	$16	$25	$32	$50
Interest Cost	26	34	52	68
Amortization of Transition Obligation/(Asset) Obligation/(Asset)	11	11	22	22
Amortization of Net (Gain) or Loss	(5)	-	(10)	-
Net Periodic Postretirement Benefit Cost	$48	$70	$96	$140

For additional information related to our employee benefit plans, please see Note 12 to the Consolidated Financial Statements of the Company’s 10-K Annual Report.

In September, 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. Statement 158 requires the Company to show the funded status of its pension and retiree health care plan as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans, net of tax, as part of accumulated other comprehensive income (AOCI) in shareholders’ equity. Previously, the net deferred and unrecognized gains and losses were netted in the prepaid asset or accrued liability recorded for the retirement plans.

The Company initially adopted Statement 158 at December 31, 2006, as required and presented in the statement of shareholder’s equity in the most recent 10-K. This resulted in a transition adjustment, a loss, of $103,000 to the AOCI and was reported as a current adjustment in the statement of comprehensive income as opposed to an adjustment directly to AOCI. There were no other related or unrelated AOCI adjustments or balances prior to this adjustment.  The accumulated other comprehensive income (AOCI) as of June 30, 2007 is summarized as follows:

Index

Statement of Accumulated Other Comprehensive Income (AOCI) (Dollars in thousands)

Balance at December 31, 2005	$-
Adjustment to ACOI:
Retirement obligations, net of tax	(103)
Balance at December 31, 2006	(103)
Adjustment to AOCI:
Retirement obligations, net of tax	50
Balance at June 30, 2007	(53)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We have three primary business segments: natural gas, electric and propane gas. The Florida Public Service Commission (FPSC) regulates the natural gas and electric segments.

Earnings for 2007 are down significantly for the quarter and for the year to date compared to 2006 primarily because of milder weather.  The mild weather caused sales for all operating units – natural gas, electric and propane to be significantly under budget, thereby lowering income.  We also believe that conservation measures taken by our customers as a result of higher electric rates contributed to the decrease in electric sales.  In addition, over the past few years the housing market and construction industry in Florida has slowed down and caused our growth rate to be less than originally anticipated. Growth in customers helps increase revenue and usually offsets many of the expense increases.

We experienced appreciably higher than usual general liability claims this year as cases were settled in 2007. The number of claims was atypical related to our gas business and these increased expenses in 2007 by approximately $300,000 and decreased earnings per share approximately $.03 over the prior year to date. Management expects claims to return to normal levels for the remainder of 2007. Sarbanes Oxley requirements continue to increase our legal fees and accounting costs. These costs have increased significantly over the last five years for public companies and continue to negatively impact our earnings. Another item lowering our earnings was a revision in our estimate for 2005 natural gas over-earnings, which decreased our net income for 2007 by $53,000.

We expect a revenue increase beginning in late 2007 and additional increases in early 2008 as a result of our upcoming electric rate proceeding, which is expected to be filed with the Florida Public Service Commission (FPSC) in the third quarter of 2007. Management is requesting recovery for many of the increases in our electric expenses as well as for additional costs to implement new requirements from the FPSC to strengthen power delivery systems in order to minimize damage caused by hurricanes.

Index

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

Revenues and Gross Profit
(Dollars and units in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Natural Gas
Revenues	$15,502	$14,632	$36,075	$41,586
Cost of fuel and other pass through costs	9,168	8,402	21,690	26,957
Gross Profit	$6,334	$6,230	$14,385	$14,629
Units sold: (MDth)	1,447	1,402	3,287	3,348
Customers (average for the period)	51,737	51,347	51,747	51,254
Electric
Revenues	$13,135	$11,815	$26,493	$23,511
Cost of fuel and other pass through costs	9,590	8,243	19,489	16,516
Gross Profit	$3,545	$3,572	$7,004	$6,995
Units sold: (MWH)	200,298	216,392	385,934	413,619
Customers (average for the period)	31,066	30,605	31,004	30,541
Propane Gas
Revenues	$3,831	$3,528	$8,512	$8,288
Cost of fuel	1,941	1,831	4,289	4,216
Gross Profit	$1,890	$1,697	$4,223	$4,072
Units sold: (MDth)	143	147	335	347
Customers (average for the period)	13,274	12,974	13,327	12,964
Consolidated
Revenues	$32,468	$29,975	$71,080	$73,385
Cost of fuel	20,699	18,476	45,468	47,689
Gross Profit	$11,769	$11,499	$25,612	$25,696
Customers (average for the period)	96,077	94,926	96,078	94,759

Index

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006.

Revenues and Gross Profit
Natural Gas
Natural gas service revenues increased by $870,000 in the second quarter of 2007 over the same period in 2006.  Revenues to recover our cost of fuel and other costs passed through to customers increased by $766,000.  These costs do not impact our gross profit. Our gross profit increased $104,000 or 2%.  The increase in gross profit is attributable to a 3% increase in units sold in 2007, due primarily to a 1% increase in customer growth.

Electric
Electric service revenues increased by $1,320,000 in the second quarter of 2007 over the same period in 2006.  Primarily all of the increase was attributable to the cost of fuel and other costs that were passed through to customers. A new fuel contract in our Northeast division was effective January 1, 2007 and this increased the cost of fuel that was passed through to our customers. Gross profit was flat compared to the second quarter of 2006.  Despite an increase of 2% in customer growth, the usage per customer decreased by 5%, excluding our industrial customers, due to weather and possible conservation measures taken by our customers as a result of the recent fuel cost increases.

Propane Gas
Propane revenues increased $303,000 in the second quarter of 2007 compared to the same period in 2006.  Although we experienced a 3% decrease in units sold to customers this was offset by increased profit margins.

Operating Expenses
Operating expenses were higher by $739,000 in the second quarter of 2007 compared to the same period in 2006. Administrative and general expenses increased $425,000 primarily due to an increase in recent unusual general liability claims. Management expects claims to return to a normal level for the remainder of 2007. Additionally, we incurred increased expenses from cost of living raises and increased payroll expense for additional staff hired to improve natural gas customer service and collections. Customer account expenses increased $129,000 in the second quarter of 2007 as a result of increased costs in meter readings and higher bad debt expenses.

Other Income and Deductions
Merchandise and service revenue decreased by $338,000 in the second quarter of 2007 compared to the same period last year. This was offset by a decrease in cost of merchandise and services of $337,000. The decrease in revenue was a result of the slowdown of new construction projects during the current downturn in the housing market.

The total interest expense increased $97,000 compared to the prior quarter primarily due to the revised estimate in the second quarter of 2007 for our natural gas over-earnings from 2005, and the related interest expense on our projected over-earnings.

Income Taxes
Income tax expense decreased in the second quarter of 2007 by $227,000 over the same period last year; primarily due to lower taxable income.

Index

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006.

Revenues and Gross Profit
Natural Gas
Natural gas service revenues decreased $5,511,000 in the six months ended June 30, 2007 over the same period in 2006.  As the cost of natural gas continues to decline, revenues to recover our cost of fuel and other costs passed through to customers decreased by $5,267,000.  These costs do not impact our gross profit. Our gross profit decreased by $244,000 or 2%.  The decrease in gross profit is attributable to a 2% decrease in units sold in 2007 due primarily to warmer weather resulting in lower usage per customer.  The down-turn in the housing market has also impacted the growth in the number of new residential customers.

Electric
Electric service revenues increased by $2,982,000 in the six months ended June 30, 2007 over the same period in 2006.  Primarily all of the increase was attributable to the cost of fuel and other costs that were passed through to customers. A new fuel contract in our Northeast division was effective January 1, 2007 and this increased the cost of fuel that was passed through to our customers. Gross profit was flat compared to the six months ending June 30, 2006.  Although the number of customers increased by 2%, there was a 6.7% decrease in units sold as a result of warmer weather and possible conservation measures taken by our customers due to the recent fuel increases.

Propane Gas
Propane revenues increased by $224,000 in the six months ended June 30, 2007 compared to the same period in 2006.  Although we experienced a 3.5% decrease in units sold to customers due to warmer weather; this was offset by increased profit margins.

Operating Expenses
Operating expenses were higher by $1,175,000 in the six months ended June 30, 2007 compared to the same period in 2006. Administrative and general increased by $558,000; approximately $300,000 of the increase was due to recent unusual general liability claims in the second quarter of 2007. Management expects claims to return to normal levels for the remainder of 2007. Additionally, we incurred increased expenses of $325,000 from cost of living raises and increased payroll expense for additional staff hired to improve natural gas customer service and collections.  Similarly, customer account expenses increased by $239,000 as a result of increased costs in meter readings and higher bad debt expenses. As the divisions continue to grow, capital additions contributed to $200,000 in increased depreciation expense.

Other Income and Deductions
Merchandise and service revenue decreased by $649,000 in the six months ended June 30, 2007 compared to the same period last year. This was offset by a decrease in cost of merchandise and services of $712,000. The decrease in revenue was a result of the slow down of new construction projects during the current downturn in the housing market.

Index

The total interest expense increased $51,000 compared to the prior year to date primarily due to the revised estimate in the second quarter of 2007 for our natural gas overearnings from 2005, and the related interest expense on our projected overearnings.

Income Taxes
Income tax expense decreased in the six months ended June 30, 2007 by $484,000 over the same period last year primarily due to lower taxable income.

Liquidity and Capital Resources

Cash Flows
Operating Activities
Net cash flow provided by operating activities for the six months ended June 30, 2007 decreased by approximately $5.2 million over the same period in 2006. The over-recovered fuel costs in 2006 and the related reduction in fuel costs and under-recovered fuel costs in 2007 accounted for approximately $6.8 million of the decrease in the current year’s net cash flow as compared to the prior year.

Investing Activities
Construction expenditures did not fluctuate significantly in the six months ended June 30, 2007, decreasing by approximately $214,000 compared to the same period last year.

Financing Activities
Decreases in cash flow used in financing activities were mostly attributable to reductions in short-term loan payments.  As of June 30, 2007, we paid down our line of credit by $2.4 million as compared to $8.1 million as of June 30, 2006. The increase in fuel costs during the latter part of 2005 resulted in large fuel under-recoveries and therefore a higher dependence on short-term financing in the first quarter of 2006 compared to 2007.

Capital Resources
We have a $12 million line of credit (LOC), which expires on July 1, 2008. Upon 30 days notice by us we can increase the LOC to a maximum of $20 million. The LOC contains affirmative and negative covenants that, if violated, would give the bank the right to accelerate the due date of the loan to be immediately payable. The covenants include certain financial ratios. All ratios are currently within the required limits and management believes we are in full compliance with all covenants and anticipates continued compliance in the foreseeable future. We reserve $1 million of the LOC to cover expenses for any major storm repairs in our electric segment and an additional $250,000 for a letter of credit insuring propane facilities. As of June 30, 2007, the amount borrowed from the LOC was $1.1 million. At June 30, 2007, the LOC, long-term debt and preferred stock comprised 52% of total equity and debt capitalization.

Index

Our 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property. At June 30, 2007, such calculation would permit the issuance of approximately $40.8 million of additional bonds.

We have $3.4 million in invested funds for payment of future environmental costs. We expect to incur between $5.8 million and $19.1 million through the year ending December 31, 2021 for expenses related to environmental clean up.

There is over $6.4 million in receivables from the 2003 sale of our water assets, of which estimated installments of $300,000 are anticipated to be received in 2008 and in 2009.  The remaining balance of $5.8 million will be collected in 2010.  The present value of this receivable is $5.8 million.

Capital Requirements
Portions of our business are seasonal and dependent on weather conditions in Florida.  The weather affects the sale of electricity and gas, and thereby impacts the cash provided by operations. Construction costs also impact cash requirements throughout the year. Cash needs for operations and construction are met partially through short-term borrowings from our LOC.

The Company purchased land for the initial construction of our South Florida division office on July 5, 2007 for a cost of $3.4 million. The current South Florida division office is located on environmentally impacted property, which requires relocating the office to allow for clean up of the property. We are planning to complete this new facility in the next two years.

Other commitments for capital expenditures for the remainder of 2007 consist of $775,000 for the purchase of a transformer and vehicle purchases totaling approximately $458,000.

Cash requirements are anticipated to increase significantly in the future due to additional environmental clean up costs, sinking fund payments on long-term debt and pension contributions. Environmental clean up costs are forecasted to be approximately $613,000 through 2007, with remaining payments totaling approximately $13.1 million, beginning in 2008 and ending in 2021. Annual long-term debt sinking fund payments of approximately $1.4 million will begin in 2008 and will continue for eleven years. Current projections indicate that the company will make a voluntary contribution of $250,000 to its pension plan in 2007. We may have significant pension contribution requirements for several years beginning with 2008 due to new pension funding rules. Starting January 1, 2005, we froze our defined benefit plan to new entrants.

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

Index

Outlook

Electric Power Supply
Contracts with our two electric suppliers were originally set to expire on December 31, 2007.  Those long-term contracts provided electricity to our customers at rates much lower than current market rates.  As part of our negotiations, we agreed to end the current contract terms for our Northeast division on December 31, 2006 and executed an amended contract that began January 1, 2007 and will expire December 31, 2017.  Although the contract rates have increased for 2007, this enabled us to obtain lower rates for the new contract than would have been available if we had not revised the contract at December 31, 2006.  The savings are passed through to our customers without profit to us.

We executed a contract for the provider of electricity in our Northwest division in December 2006 and the contract was approved by the FPSC in July 2007.  This contract will be for the purchase of electricity beginning January 1, 2008.

We anticipate that our new supply contracts will result in rates close to market, which we believe may cause our customers’ bills to double during 2008 over current prices.

We are unable to precisely estimate what impact the higher rates could have on electric consumption but we do feel it could be as much as a 10% reduction.

Over-earnings-Natural Gas Segment
The FPSC approves rates that are intended to permit a specified rate of return on investment and limits the maximum amount of earnings of regulated operations. We recorded estimated 2006 and 2005 over-earnings for the natural gas segment of $25,000 and $735,000, respectively.  We revised our estimate for the 2005 overearnings in the second quarter of 2007 an additional $85,000. These liabilities have been included in the over-earnings liability on our balance sheet. The calculations supporting these liabilities are complex and involve a variety of projections and estimates before the ultimate settlement of such obligations. Estimates may be revised as expectations change and factors become known and determinable.

Our 2005 and 2006 estimates of our over-earnings liabilities could change upon the FPSC finalization of our earnings for 2007 and 2008. The FPSC determines the disposition of over-earnings with alternatives that include refunds to customers, funding storm damage or environmental reserves, or reducing any depreciation reserve deficiency.

Index

The FPSC staff issued a recommendation on August 2, 2007, and if approved, the overearnings for 2005 will remain as currently estimated, and the disposition will be used to fund our storm reserve and eliminate the storm surcharge and the related regulatory asset – storm reserve in our natural gas operations.

Land Purchase
We purchased land for $3.4 million in July 2007 for a new South Florida division office.  We are in the process of preparing plans for a building on this property and expect to begin construction in 2008.

Storm Related Expenditures
Regulators continue to focus on hurricane preparedness and storm recovery issues for utility companies. Newly mandated storm preparedness initiatives could impact our operating expenses and capital expenditures later in 2007. The initial forecasts of these annual expenditures are approximately $700,000. It is possible that additional regulation and rules will be mandated regarding storm related expenditures over the next several years. We requested that the FPSC allow us to recover the cost of the newly mandated storm preparedness initiatives and to defer these storm-related expenditures until we receive recovery through a rate increase. Several alternatives have been considered for recovery and implementation; however, in June 2007 the FPSC requested their staff to provide a new recommendation for implementation and recovery of these storm hardening measures at a later date. We expect the new recommendation by the FPSC staff later in 2007. If the new recommendation requires implementation beginning in the third or fourth quarter of 2007, it could have a significant effect on operating results. The recovery of these costs will be considered in our electric base rate proceeding expected to be filed in the third quarter of 2007.

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

Forward-Looking Statements (Cautionary Statement)
This report contains forward-looking statements including those relating to the following:

•	Based on our current expectations for cash needs, including cash needs relating to the land purchase in July 2007 and the related construction, we may choose to consider an equity or debt financing.
•	Our anticipation of continued compliance in the foreseeable future with our LOC covenants.

Index

•	Our expectation that cash requirements will increase significantly in the future due to environmental clean-up costs, sinking fund payment on long-term debt and pension contributions.
•
Our belief that cash from operations, coupled with short-term borrowings on our LOC, will be sufficient to satisfy our operating expenses, normal construction expenditure and dividend payments through spring of 2008.

•	Our 2006 and 2005 over-earnings liability in natural gas will materialize as estimated.
•
We expect higher fuel costs beginning in 2008 for our Northwest electric division.  We are unable to precisely estimate what impact the higher rates could have on electric consumption but we do feel it could be as much as a 10% reduction.

•	Storm related expenditures may be necessary beginning in 2007 and the total cost may be significant. It may have a significant effect on operating results.
•	We expect to file for an electric base rate increase in the third quarter of 2007 and finalization is expected in early 2008. Final rates, if approved by the FPSC, would not occur until 2008.

These statements involve certain risks and uncertainties. Actual results may differ materially from what is expressed in such forward-looking statements. Important factors that could cause actual results to differ materially from those expressed by the forward-looking statements include, but are not limited to, those set forth in “Risk Factors” in our Form 10-K for the year ended December 31, 2006.

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

On a rolling four-quarter basis, we will purchase a “cap” on approximately one-third of our forecast propane volume purchases and pre-buy or hedge with a swap one-third of our forecast anticipated propane purchases. The remaining one-third will fluctuate with the market price. Our energy strategy allows us to participate in two-thirds of price declines but only one-third of price increases. As of June 30, 2007, we have not entered into any hedging activities. When we do enter into hedging activities, we will determine whether they meet the definition of normal sales and purchases and if not, we will determine whether we can use hedge accounting.

Index

We have no exposure to equity risk, as we do not hold any equity instruments. Our exposure to interest rate risk is limited to investments held for environmental costs, the long-term notes receivable from the sale of our water division and short-term borrowings on the line of credit. The investments held for environmental costs are short-term fixed income debt securities whose carrying amounts are not materially different than fair value. The short-term borrowings were approximately $1.1 million at the end of June 2007. We do not believe we have material market risk exposure related to these instruments. The indentures governing our two first mortgage bond series outstanding contain "make-whole" provisions (pre-payment penalties that charge for lost interest), which render refinancing impracticable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer as of June 30, 2007, concluded that our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 8, 2007.  At that meeting, the stockholders were asked to consider and act on the following:

•	Election of two 2 directors
•	Ratification of the appointment of BDO Seidman, LLP, as the Company’s independent audit firm

The following people were elected as directors for terms expiring in 2010 and received the number of votes set forth opposite his respective name:

Nominee	For	Against/Withheld	Broker Non-votes	Abstentions
Richard C. Hitchins	5,093,437	377,184	0	0
Troy W. Maschmeyer, Jr.	5,094,951	375,670	0	0

Index

The following votes were cast to ratify appointment of the Company’s independent audit firm, BDO Seidman, LLP:

For	Against/Withheld	Broker Non-votes	Abstentions
5,437,911	16,248	0	16,461

Item 6.	Exhibits

3.1	Amended Articles of Incorporation (incorporated herein by reference as Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 30, 2002).

3.2	Amended By-Laws (incorporated herein by reference as Exhibit 3(ii) to our quarterly report on Form 10-Q for the period ended June 30, 2002).

4.1	Indenture of Mortgage and Deed of Trust of FPU dated as of September 1, 1942 (incorporated by reference herein to Exhibit 7-A to Registration No. 2-6087).

4.2	Fourteenth Supplemental Indenture dated September 1, 2001 (incorporated by reference to exhibit 4.2 on our annual report on Form 10-K for the year ended December 31, 2001).

4.3	Fifteenth Supplemental Indenture dated November 1, 2001 (incorporated by reference to exhibit 4.3 on our annual report on Form 10-K for the year ended December 31, 2001).

31.1	Certification of Chief Executive Officer (CEO) per Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (CFO) per Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer per Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Agreement for the purchase of land in south Florida, dated July 5, 2007.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY
(Registrant)

Date: August 13, 2007	By: /s/ George M. Bachman
George M. Bachman
Chief Financial Officer
(Principal Accounting Officer)

Index

FLORIDA PUBLIC UTILITIES COMPANY
EXHIBIT INDEX
Item Number

31.1	Certification of Chief Executive Officer (CEO) per Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (CFO) per Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer per Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Agreement for the purchase of land in south Florida, dated July 5, 2007.