Form 10-Q
period 2007-09-30
FLORIDA PUBLIC UTILITIES CO
filed 2007-11-14
CIK 37643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

On October 31, 2007, there were 6,182,983 shares of $1.50 par value common stock outstanding.

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

Item 4T.

Controls and Procedures

Part II.

Other Information

Item 1A.

Risk Factors

Item 6.

Exhibits

Signatures

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2007	2006	2007	2006
Natural gas	$12,018	$12,522	$48,093	$54,108
Electric	16,251	13,896	42,744	37,407
Propane gas	3,372	3,117	11,884	11,405
Total revenues	31,641	29,535	102,721	102,920
Cost of Fuel and Other Pass Through Costs	20,579	18,548	66,047	66,237
Gross Profit	11,062	10,987	36,674	36,683

Operating Expenses
Operation and maintenance	6,854	7,055	21,470	20,751
Depreciation and amortization	2,025	1,915	6,128	5,818
Taxes other than income taxes	769	754	2,328	2,258
Total operating expenses	9,648	9,724	29,926	28,827
Operating Income	1,414	1,263	6,748	7,856

Other Income and (Deductions)
Merchandise and service revenue	682	985	2,349	3,301
Merchandise and service expenses	(601)	(876)	(2,081)	(3,068)
Other income	233	149	529	433
Interest expense	(1,209)	(1,137)	(3,592)	(3,469)
Total other deductions – net	(895)	(879)	(2,795)	(2,803)
Earnings Before Income Taxes	519	384	3,953	5,053
Income Taxes	(164)	(49)	(1,390)	(1,759)
Net Income	355	335	2,563	3,294
Preferred Stock Dividends	7	7	21	21
Earnings For Common Stock	$348	$328	$2,542	$3,273

(Basic and Diluted):
Earnings Per Common Share	$0.06	$0.05	$0.42	$0.55

Dividends Declared Per Common Share	$0.1125	$0.1075	$0.3325	$0.3183

Average Shares Outstanding	6,049,644	6,002,859	6,035,103	5,989,353
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

ASSETS	September 30,	December 31,
	2007	2006
Utility Plant
Utility Plant	$200,296	$188,968
Less Accumulated depreciation	63,263	59,757
Net utility plant	137,033	129,211

Current Assets
Cash	3,275	84
Accounts receivable	10,837	12,199
Allowance for uncollectible accounts	(385)	(429)
Unbilled receivables	1,618	1,957
Notes receivable	295	298
Inventories (at average unit cost)	4,256	4,120
Prepaid expenses	1,101	963
Under-recovery of fuel costs	839	862
Income tax prepayments	351	-
Deferred income taxes-current	775	418
Other regulatory assets-environmental	353	456
Other regulatory assets-storm reserve	10	228
Deferred charges-current	319	495
Investments held for environmental costs-current	1,200	613
Total current assets	24,844	22,264

Other Assets
Investments held for environmental costs	2,243	2,751
Other regulatory assets-environmental	7,459	7,828
Other regulatory assets-storm reserve	-	42
Other regulatory assets-retirement plans	137	587
Long-term receivables and other investments	5,562	5,740
Deferred charges	6,170	6,001
Goodwill	2,405	2,405
Intangible assets (net)	4,479	4,405
Total other assets	28,455	29,759
Total Assets	$190,332	$181,234

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES	September 30,	December 31,
	2007	2006
Capitalization
Common shareholders' equity	$48,723	$47,572
Preferred stock	600	600
Long-term debt	49,342	50,702
Total capitalization	98,665	98,874

Current Liabilities
Line of credit	9,248	3,466
Accounts payable	8,464	10,279
Current portion of long-term debt	1,409	-
Insurance accrued	150	181
Interest accrued	1,461	789
Other accruals and payables	3,901	3,023
Taxes accrued	2,409	1,180
Over-earnings liability	25	722
Over-recovery of fuel costs and other	3,990	4,011
Customer deposits	10,552	9,608
Total current liabilities	41,609	33,259

Other Liabilities
Deferred income taxes	17,490	17,436
Environmental liability	12,472	13,140
Regulatory liability-storm reserve	2,337	1,636
Regulatory liabilities-other	10,092	9,676
Other liabilities	7,667	7,213
Total other liabilities	50,058	49,101
Total Capitalization and Liabilities	$190,332	$181,234

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006

Net cash provided by operating activities	$12,428	$19,341

Investing Activities
Construction expenditures	(13,446)	(10,199)
Proceeds received on notes receivable	371	602
Other	(404)	296
Net cash used in investing activities	(13,479)	(9,301)

Financing Activities
Net increase (decrease) in short-term borrowings	5,782	(7,871)
Dividends paid	(1,993)	(2,551)
Other increases	453	430
Net cash provided by (used in) financing activities	4,242	(9,992)

Net increase in cash	3,191	48

Cash at beginning of period	84	695

Cash at end of period	$3,275	$743
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2007

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

5.

Restriction on Dividends

The Company’s Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends. At September 30, 2007, approximately $9.5 million of retained earnings were free of such restriction and available for the payment of dividends. The Company’s line of credit agreement contains covenants that, if violated, could restrict or prevent the payment of dividends. The Company is not in violation of these covenants.

6.

Allowance for Uncollectible Accounts

The Company records an allowance for uncollectible accounts based on historical information and trended current economic conditions.  The bad debt write-offs of uncollectible accounts for the third quarter 2007 were $145,000 while the accrual of provisions was $123,000.

7.

Storm Reserves

As of September 30, 2007, the Company had a storm reserve of approximately $1.7 million for the electric segment and approximately $610,000 for the natural gas segment. The Company does not have a storm reserve for the propane gas segment. For additional information on the Company’s storm reserve, see Note 10, Over-earnings – Natural Gas Segment.

8.

Goodwill and Other Intangible Assets

The Company does not amortize goodwill or intangibles with indefinite lives. The Company periodically tests the applicable reporting segments, natural gas and propane gas, for impairment. In the event goodwill or intangible assets related to a segment are determined to be impaired, the Company would write down such assets to fair value. The impairment tests performed in 2007 and 2006 showed no impairment for either reporting segment.

Goodwill associated with the Company’s acquisitions consists of $500,000 in the natural gas segment and $1.9 million in the propane gas segment. The summary of intangible assets at September 30, 2007, is as follows:

Intangible Assets (Dollars in thousands)
		2007
Customer distribution rights	(Indefinite life)	$ 1,900
Customer relationships	(Indefinite life)	900
Software	(Five to nine year life)	3,459
Accumulated amortization		(1,780)
Total intangible assets, net of amortization		$ 4,479

The amortization expense of intangible assets was approximately $263,000 for the nine months ended September 30, 2007.

9.

Common Shareholders’ Equity

Items impacting common shareholders’ equity other than income and dividends are the dividend reinvestment program, employee stock purchase program, stock compensation plans and treasury stock. The net impact of these additional items increased common shareholders’ equity approximately $724,000 for the nine months ended September 30, 2007.  Accumulated other comprehensive loss, comprised of the deferred cost of employee benefit plans, totaled approximately $30,000 and $100,000 as of September 30, 2007 and December 31, 2006, respectively. The change to other comprehensive loss for the quarter ending September 30, 2007 was a net gain of approximately $25,000.

10.

Over-earnings – Natural Gas Segment

The FPSC approves rates that are intended to permit a specified rate of return on investment and limits the maximum amount of earnings of regulated operations. The Company has agreed with the FPSC staff to limit the earned return on equity for regulated natural gas and electric operations.

The Company has recorded estimated 2006 over-earnings for regulated natural gas operations of $25,000. This liability is included in the over-earnings liability on the Company’s condensed consolidated balance sheet of September 30, 2007. The calculations supporting these liabilities are complex and involve a variety of projections and estimates before the ultimate settlement of such obligations. Estimates may be revised as expectations change and factors become known and determinable.

The 2006 over-earnings liability is based on the Company’s best estimate, but the amount could change upon the FPSC finalization expected in 2008. The FPSC determines the disposition of over-earnings with alternatives that include refunding to customers, increasing storm damage or environmental reserves or reducing any depreciation reserve deficiency.

On August 14, 2007 the Commission finalized the 2005 over-earnings for the natural gas segment. Total over-earnings was determined to be $666,000, plus interest. Interest on the over-earnings through September 30, 2007 was $76,000.

The Commission ordered disposition of 2005 over-earnings to eliminate the related regulatory asset – storm reserve in our natural gas operations and the storm surcharge collected from customers. The remaining over-earnings was used to fund a storm reserve for any future storm costs.

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

Under the tax statute of limitations applicable to the Internal Revenue Code and state taxes, we are no longer subject to examinations by the Internal Revenue Service or the State of Florida for years before 2003. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2002 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future.  As noted in Note 14, the IRS is conducting an audit at this time.

14.

IRS Examination

In February of 2007, the IRS informed us that it has selected our 2003 and 2004 tax years for examination.  As our tax positions have remained consistent with those from the previously audited tax years, we do not expect any material adverse findings as the result of the current IRS audit.

15.

Employee Benefit Plans

The Company sponsors a qualified defined benefit pension plan for non-union employees that were hired before January 1, 2005 and for unionized employees that work under one of the six Company union contracts and were hired before their respective contract dates in 2005. Employees hired after December 31, 2004 are not eligible for the defined benefit pension plan and are in a 401k match plan.    The Company also sponsors a post-retirement medical plan.

The following table provides the components of the net periodic benefit cost for our pension plan and postretirement benefit plan for the three and nine months ended September 30, 2006 and 2007.

FLORIDA PUBLIC UTILITIES COMPANY
Net Periodic Benefit Costs
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Pension Plan:
Service Cost	$ 224	$ 303	$ 790	$ 919
Interest Cost	588	573	1,720	1,621
Expected Return on Plan Assets	(609)	(614)	(1,829)	(1,820)
Amortization of Prior Service Cost	185	185	553	553
Curtailment		(73)		(73)
Net Periodic Pension Cost	$ 388	$ 374	$ 1,234	$ 1,200

Post-retirement Benefit Plan:
Service Cost	$ 16	$ (5)	$ 48	$ 45
Interest Cost	27	11	79	79
Amortization of Transition Obligation/(Asset) Obligation/(Asset)	10	10	32	32
Amortization of Net (Gain) or Loss	(5)	(13)	(15)	(13)
Net Periodic Postretirement Benefit Cost	$ 48	$ 3	$ 144	$ 143

For additional information related to our employee benefit plans, please see Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2006.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. Statement 158 requires the Company to show the funded status of its pension and retiree health care plan as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans, net of tax, as part of accumulated other comprehensive income (AOCI) in shareholders’ equity. Previously, the net deferred and unrecognized gains and losses were netted in the prepaid asset or accrued liability recorded for the retirement plans.

The Company initially adopted Statement 158 at December 31, 2006, as required, and presented in the statement of shareholder’s equity in the Form 10-K for fiscal 2006. This resulted in a transition adjustment, a loss, of $103,000 to the AOCI and was reported as a current adjustment in the statement of comprehensive income as opposed to an adjustment directly to AOCI. There were no other related or unrelated AOCI adjustments or balances prior to this adjustment.  The AOCI as of September 30, 2007 is summarized as follows:

Statement of Accumulated Other Comprehensive Income (Dollars in thousands)

Balance at December 31, 2005	$ -
Adjustment to ACOI:
Retirement obligations, net of tax	(103)
Balance at December 31, 2006	(103)
Adjustment to AOCI:
Retirement obligations, net of tax	74
Balance at September 30, 2007	(29)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have three primary business segments: natural gas, electric and propane gas. The Florida Public Service Commission (FPSC) regulates the natural gas and electric segments.

Earnings for 2007 are down significantly for the year compared to 2006 primarily because of milder weather, causing sales of natural gas and propane to be less than last year and significantly under budget.  Electric sales were also less than projected for the year due to conservation measures taken by our customers as a result of higher electric rates, and milder weather. A slow-down in the construction industry has resulted in slower customer growth than anticipated.   Growth in the number of customers and sales helps increase revenue and offsets many expense increases.

We experienced appreciably higher than usual general liability claims this year as cases were settled in 2007. The number of claims was not typical for our gas business and increased expenses in 2007 by approximately $488,000 or approximately $.05 per share. Management expects claims to return to normal levels for the remainder of 2007.  Increased legal and accounting costs related to complying with Sarbanes-Oxley requirements and continued increases in medical and pension costs continue to negatively impact our earnings as they have over the last five years.

The Company filed an electric rate proceeding with the Florida Public Service Commission (FPSC) in the third quarter of 2007 to increase electric rates.  An annual interim increase of approximately $800,000 has been approved beginning in November 2007 and we expect an additional final rate increase in early 2008. Management is requesting recovery for many of the electric expense increases, as well as for additional costs to implement new FPSC requirements to strengthen power delivery systems to minimize damage caused by future hurricanes.

Results of Operations

Revenues and Gross Profit Summary

Revenues include cost recovery revenues. The FPSC allows cost recovery revenues to directly recover costs of fuel, conservation and revenue-based taxes in our natural gas and electric segments. Revenues collected for these costs and expenses have no effect on results of operations and fluctuations could distort the relationship of revenues between periods. Gross profit is defined as gross operating revenues less fuel, conservation and revenue-based taxes that are passed directly through to customers. Because gross profit eliminates these cost recovery revenues, we believe it provides a more meaningful basis for evaluating utility revenues. We believe data regarding units sold and number of customers provides additional information helpful in comparing periods.  The following summary compares gross profit between periods and units sold in one thousand Dekatherm (MDth) (gas) and Megawatt Hour (MWH) (electric).

Revenues and Gross Profit
(Dollars and units in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Natural Gas
Revenues	$12,018	$12,522	$48,093	$54,108
Cost of fuel and other pass through costs	6,587	6,969	28,277	33,926
Gross Profit	$ 5,431	$ 5,553	$19,816	$20,182
Units sold: (MDth)	1,207	1,240	4,494	4,588
Customers (average for the period)	50,987	51,040	51,492	51,183
Electric
Revenues	$16,251	$13,896	$42,744	$37,407
Cost of fuel and other pass through costs	12,231	9,923	31,720	26,439
Gross Profit	$ 4,020	$ 3,973	$11,024	$10,968
Units sold: (MWH)	245,000	250,000	631,000	664,000
Customers (average for the period)	31,153	30,686	31,055	30,590
Propane Gas
Revenues	$ 3,372	$ 3,117	$11,884	$11,405
Cost of fuel	1,761	1,656	6,050	5,872
Gross Profit	$ 1,611	$ 1,461	$ 5,834	$ 5,533
Units sold: (MDth)	119	124	454	471
Customers (average for the period)	13,144	13,033	13,265	12,987
Consolidated
Revenues	$31,641	$29,535	$102,721	$102,920
Cost of fuel	20,579	18,548	66,047	66,237
Gross Profit	$11,062	$10,987	$36,674	$36,683
Customers (average for the period)	95,284	94,759	95,812	94,760

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006.

Revenues and Gross Profit

Natural Gas

Natural gas service revenues decreased by $504,000 in the third quarter of 2007 from the same period in 2006.  Revenues to recover our cost of fuel and other costs passed through to customers decreased by $382,000.  These costs do not impact our gross profit. Our gross profit decreased $122,000 or 2%.  We experienced a 3% decrease in units sold in 2007, primarily due to milder weather. The slump in the housing market has resulted in slower customer growth than anticipated.

Electric

Electric service revenues increased by $2,355,000 in the third quarter of 2007 over the same period in 2006.  Most of the increase was attributable to the higher cost of fuel and other costs that were passed through to customers. A new fuel contract in our Northeast division was effective January 1, 2007 and increased the cost of fuel charged to our customers. Gross profit this quarter increased by $47,000 or 1% compared to the third quarter of 2006.  Despite an increase of 2% in customer growth, the usage per customer, excluding industrial customers, remained flat due to weather and possible conservation measures taken by our customers as a result of the recent fuel cost increases.

Propane Gas

Propane revenues increased $255,000 in the third quarter of 2007 compared to the same period in 2006.  Although there was a 4% decrease in units sold to customers due to milder weather; this was offset by increased profit margins and a 1% increase in customer growth.

Operating Expenses

Operating expenses were lower by $76,000 in the third quarter of 2007 compared to the same period in 2006. We experienced a $335,000 reduction in other operating expenses in part as a result of reduced sales expenses due to the slowdown in the housing market and new construction. Additionally, maintenance expenses were $135, 000 lower this year due to less weather related tree trimming and maintenance of electric lines in our electric divisions.   Offsetting these decreases in expenses was an increase in administrative and general expenses of $299,000. This was primarily due to an increase in recent unusual general liability claims and an increase in auditing fees related to our internal control over financial reporting. Management expects general liability claims to return to a normal level for the remainder of 2007. Depreciation remains as expected with an increase of $121,000.

Other Income and Deductions

Merchandise and service revenue decreased by $303,000 in the third quarter of 2007 compared to the same period last year. The income impact from this was partially offset by a decrease of $275,000 in the cost of merchandise and services. The decrease in revenue and related cost was a result of the slowdown of new construction projects during the current downturn in the housing market.

Other non-operating income increased $84,000 compared to the prior year due to income generated from our sale of a tract of land at Rainbow Lakes.

Total interest expense increased $72,000 compared to the 2006 third quarter primarily due to the interest on additional funding used for the purchase of the Water Tower Business Park for the relocation of our South Florida operations, and the finalization and interest on our natural gas over-earnings from 2005 in the third quarter of 2007.

Income Taxes

Income tax expense increased in the third quarter of 2007 by $115,000 over the same period last year due to higher income in 2007. Outside of the impact of normal taxes on net income, a portion of the increase was due to adjustments related to the regulatory deferred tax liabilities in the prior year.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006.

Revenues and Gross Profit

Natural Gas

Natural gas service revenues decreased $6,015,000 in the nine months ended September 30, 2007 from the same period in 2006.  As the cost of natural gas continues to decline the related revenue to recover the fuel related costs, which are passed through to customers, decreased by $5,649,000.  These costs passed through to customers do not impact our gross profit. Our gross profit decreased by $366,000 or 2%.  We experienced a 2% decrease in units sold in 2007 primarily due to milder weather resulting in lower usage per customer. The continued slump in the housing market also slowed the growth of new customers.

Electric

Electric service revenues increased by $5,337,000 in the nine months ended September 30, 2007 over the same period in 2006.  The increase was primarily attributable to the cost of fuel and other costs that were passed through to customers. A new fuel contract in our Northeast division was effective January 1, 2007 and this increased the cost of fuel that was passed through to our customers. Gross profit was flat compared to the nine months ending September 30, 2006.  Although the number of customers increased by 2%, there was a 2% decrease in units sold per customer, excluding industrial customers, as a result of warmer weather and possible conservation measures taken by our customers due to the recent fuel increases.

Propane Gas

Propane revenues increased by $479,000 in the nine months ended September 30, 2007 compared to the same period in 2006. Although we experienced a 3.6% decrease in units sold to customers due to warmer weather; this was offset by increased profit margins and service fees.

Operating Expenses

Operating expenses were higher by $1,099,000 in the nine months ended September 30, 2007 compared to the same period in 2006. Administrative and general expenses increased by $857,000 of which approximately $488,000 was due to recent unusual general liability claims expenses in the second and third quarter of 2007. Management expects claims to return to normal levels for the remainder of 2007. Additional increases for pension, medical and audit fees continued to negatively impact 2007 compared to prior year. Additionally, we incurred increased expenses of $354,000 from cost of living raises and increased payroll expense for additional staff hired to improve natural gas customer service and collections.  Offsetting these increases was a $439,000 reduction in other operating expenses partly as a result of lower sales expense in response to the slowdown in the housing market and construction industry. As the divisions continue to grow, capital additions contributed to $310,000 in increased depreciation expense.

Other Income and Deductions

Merchandise and service revenue decreased by $952,000 in the nine months ended September 30, 2007 compared to the same period last year. This was offset by a decrease in cost of merchandise and services of $987,000. The decrease in revenue and related costs were a result of the slow down of new construction projects during the current downturn in the housing market.

Other non-operating income increased $96,000 compared to the prior year primarily due to income generated from the sale of a tract of land at Rainbow Lakes in the third quarter of 2007.

The total interest expense increased $123,000 compared to the prior year to date primarily due to the interest on additional funding used for the purchase of the Water Tower Business Park for the relocation of our South Florida operations in the third quarter of 2007, and the finalization and interest on our natural gas over-earnings from 2005 in the third quarter of 2007.  In addition to carrying higher balances on our line of credit, the average interest rate also increased from 5.9% in the prior year to 6.3% in 2007.

Income Taxes

Income tax expense decreased in the nine months ended September 30, 2007 by $369,000 over the same period last year primarily due to lower taxable income.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flow provided by operating activities for the nine months ended September 30, 2007 decreased by approximately $6.9 million over the same period in 2006. The over-recovered fuel costs collected in 2006 and subsequently refunded in 2007 as well as the related reduction in fuel costs and under-recovered fuel costs in 2007 accounted for approximately $7.4 million of the decrease in the current year’s net cash flow as compared to the prior year.

Investing Activities

Construction expenditures in the nine months ended September 30, 2007 increased by approximately $3.2 million compared to the same period last year due primarily to the purchase of land for the South Florida operations building.

Financing Activities

Decreases in cash flow used in financing activities were mostly attributable to reductions in short-term loan payments.  As of September 30, 2007, we borrowed on our line of credit $5.8 million as compared to payments of $7.9 million as of September 30, 2006.  The increase in borrowing was due in part to increased construction expenditures.

Capital Resources

We have a $12 million line of credit (LOC), which expires on July 1, 2008. Upon 30 days notice by us we can increase the LOC to a maximum of $20 million. The LOC contains affirmative and negative covenants that, if violated, would give the bank the right to accelerate the due date of the loan to be immediately payable. The covenants include certain financial ratios. All ratios are currently within the required limits and management believes we are in full compliance with all covenants and anticipates continued compliance in the foreseeable future. We reserve $1 million of the LOC to cover expenses for any major storm repairs in our electric segment and an additional $250,000 for a letter of credit insuring propane facilities. As of September 30, 2007, the amount borrowed from the LOC was $9.2 million. At September 30, 2007, the LOC, long-term debt and preferred stock comprised 55% of total equity and debt capitalization.

Our 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property. At September 30, 2007, such calculation would permit the issuance of approximately $44.4 million of additional bonds.

We have $3.4 million in invested funds for payment of future environmental costs. We expect to incur between $5.8 million and $19.0 million through the year ending December 31, 2021 for expenses related to environmental cleanup.

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

The Company purchased land for the construction of our South Florida division office on July 5, 2007 for a cost of $3.4 million. The current South Florida division office is located on environmentally impacted property, which requires relocating the office to allow for clean up of the property. We are planning to complete this new facility in the next two years.

There are no other material commitments for capital expenditures for the remainder of 2007.

Cash requirements are anticipated to increase significantly in the future due to additional environmental clean up costs, sinking fund payments on long-term debt and pension contributions. Environmental clean up costs are forecasted to be approximately $613,000 through 2007, with remaining payments totaling approximately $13.1 million, beginning in 2008 and ending in 2021. Annual long-term debt sinking fund payments of approximately $1.4 million will begin in 2008 and will continue for eleven years. The Company made a voluntary contribution of $250,000 to its pension plan in August 2007. We may have significant pension contribution requirements for several years beginning with 2008 due to new pension funding rules. Starting January 1, 2005, we froze our defined benefit plan to new entrants.

Due to delayed environmental clean-up costs, we currently do not anticipate that any equity or debt financing in 2007 will be required. We believe that cash from operations, coupled with short-term borrowings on the LOC, will be sufficient to satisfy our operating expenses, normal capital expenditure requirements and dividend payments through mid 2008.  We anticipate additional equity or debt financing in mid 2008 to meet sinking fund payments on long-term debt and pension contributions. We do not anticipate that environmental clean-up costs for 2008 will exceed the amount held in reserve.   There can be no assurance, however, that equity or debt financing will be available on favorable terms, or at all, when we seek such financings.

Outlook

Electric Power Supply

In our Northeast division, we entered into a new long-term supply agreement that began January 1, 2007 and will expire December 31, 2017.We executed a contract for the provider of electricity in our Northwest division in December 2006 and the contract was approved by the FPSC in July 2007.  This contract will be for the purchase of electricity beginning January 1, 2008 and will expire December 31, 2017.

We anticipate that our new supply contracts will result in rates close to market, which we believe may cause our customers’ bills to double during 2008 over current prices.

We are unable to precisely estimate what impact the higher rates could have on electric consumption but we do feel it could be as much as a 10% reduction.

Over-earnings and Storm Reserve-Natural Gas Segment

On August 14, 2007 the Commission finalized the disposition of 2005 over-earnings for the natural gas segment. Total over-earnings was determined to be $666,000, plus interest. Interest on the over-earnings through September 30, 2007 was $76,000.

The Commission ordered disposition of 2005 over-earnings to eliminate the related regulatory asset – storm reserve in our natural gas operations and the storm surcharge collected from customers. The remaining over-earnings was used to fund a storm reserve for any future storm costs.  The storm reserve for our natural gas division as of September 30, 2007 is approximately $610,000.

We recorded estimated 2006 over-earnings for the natural gas segment of $25,000.  This liability has been included in the over-earnings liability on our balance sheet. The calculations supporting these liabilities are complex and involve a variety of projections and estimates before the ultimate settlement of such obligations. Estimates may be revised as expectations change and factors become known and determinable.

Our 2006 estimates of our over-earnings liabilities could change upon the FPSC finalization of our earnings expected during 2008. The FPSC determines the disposition of over-earnings with alternatives that include refunds to customers, funding storm damage or environmental reserves, or reducing any depreciation reserve deficiency.

Medical Insurance

Insurance costs continue to experience increases. We expect to have significant increases in our medical expenses for 2008. Management currently expects an increase of 25% to 35% or $447,000 to $622,000 over 2007 expenses.

Land Purchase

We purchased land for $3.4 million in July 2007 for a new South Florida division office.  We are in the process of preparing plans for a building on this property and expect to begin construction in 2008.

Storm Related Expenditures

Regulators continue to focus on hurricane preparedness and storm recovery issues for utility companies. Newly mandated storm preparedness initiatives could impact our operating expenses and capital expenditures later in 2007. The initial forecasts of these annual expenditures are approximately $700,000. It is possible that additional regulation and rules will be mandated regarding storm related expenditures over the next several years. We requested that the FPSC allow us to recover the cost of the newly mandated storm preparedness initiatives and to defer these storm-related expenditures until we receive recovery through a rate increase. Several alternatives have been considered for recovery and implementation; however, in June 2007 the FPSC requested their staff to provide a new recommendation for implementation and recovery of these storm hardening measures at a later date. We expect the new recommendation by the FPSC staff in the fourth quarter of 2007 or early 2008. If the new recommendation requires implementation beginning in the fourth quarter of 2007 or early 2008, it could have a significant effect on operating results. The recovery of these costs will be considered in our electric base rate proceeding filed in the third quarter of 2007.

Electric Base Rate Proceeding

We filed a request with the FPSC in the third quarter of 2007 for a base rate increase in our electric segment. This request includes recovery of increased expenses and capital expenditures since our last rate proceeding in 2004, as well as additional storm-related expenditures as discussed above. Finalization of this request and approval, if any, of an electric base rate increase would not occur until early 2008.

Interim rate relief for partial recovery of the increased expenditures was approved by the Commission on October 23, 2007. Interim rates which will produce additional annual revenues of approximately $800,000 will go into effect for meter readings on and after November 22, 2007. The permanent rates may differ from the interim rates, and the interim rates are collected subject to refund.

Land Sale

In our South Florida division, we are planning to sell property previously used for a gate station.  Management expects this property to sell for approximately $500,000 and expects to close on this sale before the end of 2007. Since this property was held in our regulated operations, the gain on the sale will be deferred pending the Commission decision on how the disposition of the gain will be utilized. It is possible this gain will be used to offset future depreciation expense through reduced rates or a five year amortization as a reduction to depreciation expense.

Summer Glen Conversion

In September we successfully completed the conversion of 491 homes from propane to natural gas within a large gated community in our West Florida Division.  The conversion will allow customers to take advantage of lower natural gas rates and provide the company with greater customer retention. The community is still in the process of building new homes and on completion will result in 1,000 residential natural gas accounts.

Forward-Looking Statements (Cautionary Statement)

This report contains forward-looking statements including those relating to the following:

•

Based on our current expectations for cash needs, including cash needs relating to construction of the South Florida operations building, we may choose to consider an equity or debt financing.

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

•

Our 2006 over-earnings liability in natural gas will materialize as estimated.

•

We expect higher fuel costs beginning in 2008 for our Northwest electric division and this could have an impact on electric consumption of as much as a 10% reduction.

•

Storm hardening related expenditures may be necessary beginning in 2007 or early 2008 and the total cost may be significant. It may have a significant effect on operating results.

•

Finalization of an electric base rate increase is expected in early 2008.

•

Sale of land in South Florida will occur as expected.

•

The Summer Glen customer growth will occur as expected.

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

We have decided not to utilize the previous plan of hedging through a combination of purchasing caps and swaps.  We had tentatively decided to use a plan that on a rolling four-quarter basis, we would have purchased a “cap” on approximately one-third of our forecast propane volume purchases and to pre-buy or hedge with a swap one-third of our forecast anticipated propane purchases.  We decided to fluctuate with market or only utilize pre-purchased propane gas. As of September 30, 2007, we had not entered into any hedging activities.

We have no exposure to equity risk, as we do not hold any equity instruments. Our exposure to interest rate risk is limited to investments held for environmental costs, the long-term notes receivable from the sale of our water division and short-term borrowings on the line of credit. The investments held for environmental costs are short-term fixed income debt securities whose carrying amounts are not materially different than fair value. The short-term borrowings were approximately $9.2 million at the end of September 2007. We do not believe we have material market risk exposure related to these instruments. The indentures governing our two first mortgage bond series outstanding contain "make-whole" provisions (pre-payment penalties that charge for lost interest), which render refinancing impracticable until sometime after 2010.

Item 4T.

Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer as of September 30, 2007, concluded that our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.

Risk Factors

The risk factors should be read in conjunction with those included in our most recent Form 10-K for the year ending December 31, 2006.

The Company participates in energy conservation programs to provide incentives to customers to conserve energy. There are a variety of programs in both our electric and natural gas segments to encourage the conservation of energy. Costs for these programs are passed directly through to our regulated customers and are recovered through conservation rates.  These programs and costs are reviewed and approved by the Florida Public Service Commission on an annual basis.

If conservation costs incurred are determined not to be appropriate for recovery through conservation programs and rates, these costs would directly impact our net operating income and could significantly decrease our earnings.

Item 6.

Exhibits

3.1

Amended Articles of Incorporation (incorporated herein by reference as Exhibit 3(i) to our quarterly report on Form 10-Q for the period ended June 30, 2002).

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

31.2

Certification of Chief Financial Officer (CFO) per Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Principal Executive Officer and Principal Financial Officer per Section 906 of the Sarbanes-Oxley Act of 2002.

10.1

Agreement for Firm Transportation Service with Florida Gas Transmission, for services beginning 11/01/07, expiring 2/29/2016, Contract No. 107033.

10.2

Agreement for Firm Transportation Service with Florida Gas Transmission, for services beginning 11/1/07, expiring 3/31/2022, Contract No. 107034.

10.3

Agreement for Firm Transportation Service with Florida Gas Transmission, for services beginning 11/01/07, expiring 2/29/2016, Contract No. 107035.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY

(Registrant)

Date: November 14, 2007

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

31.2

Certification of Chief Financial Officer (CFO) per Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Principal Executive Officer and Principal Financial Officer per Section 906 of the Sarbanes-Oxley Act of 2002.

10.1

Agreement for Firm Transportation Service with Florida Gas Transmission, for services beginning 11/01/07, expiring 2/29/2016, Contract No. 107033.

10.2

Agreement for Firm Transportation Service with Florida Gas Transmission, for services beginning 11/01/07, expiring 3/31/2022, Contract No. 107034.

10.3

Agreement for Firm Transportation Service with Florida Gas Transmission, for services beginning 11/01/07, expiring 2/29/2016, Contract No 107035.