Form 10-K
period 2007-12-31
FLORIDA PUBLIC UTILITIES CO
filed 2008-03-25
CIK 37643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2007

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes     [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                                                        Accelerated filer [  ]

                                                                                                                                                              Non-accelerated filer    [X]                                    Smaller reporting company [  ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes      [X] No

As of June 29, 2007, the aggregate market value of the Registrant’s Common Stock held by non-affiliates (based upon the closing price of the Common Stock on that date on the American Stock Exchange) was approximately $70,700,000.

On March 18, 2008, 6,187,175 shares of the Registrant’s $1.50 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the May 13, 2008 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I

Item 1.

Business

General

Florida Public Utilities Company (FPU) was incorporated on March 6, 1924 and reincorporated on April 29, 1925 under the 1925 Florida Corporation Law. We provide natural gas, electricity and propane gas to residential, commercial and industrial customers in Florida. We do not produce energy and are not a generating utility. Our regulated segments sell natural gas and electricity to approximately 83,000 customers and our unregulated segment sells propane gas through a wholly owned subsidiary, Flo-Gas Corporation, to approximately 13,000 customers. We also sell merchandise and other service-related products on a limited basis as a complement to the natural and propane gas segments.

Our three primary business segments are aligned with our products and are natural gas, electric and propane gas.  The Florida Public Service Commission (FPSC) regulates the natural gas and electric segments. We operate through four divisions based on geographic areas:

(1)

South Florida Division - provides natural and propane gas to customers in West Palm Beach, Palm Beach Gardens, North Palm Beach, Jupiter, Riviera Beach, Palm Beach, Lake Worth, Royal Palm Beach, Wellington, Boynton Beach, Delray Beach, Boca Raton, Lauderdale Lakes, Deerfield Beach, Stuart, Palm City and other areas near these cities.

(2)

Central Florida Division - provides natural and propane gas to customers in Sanford, Deland, Deltona, DeBary, Orange City, Lake Mary, Winter Springs, New Smyrna Beach, Edgewater, Longwood, Port Orange and other areas near these cities.  Our previous West Florida Division, which provides propane gas to customers in Dunnellon, Inglis, Crystal River, Inverness, Brooksville and other areas near these cities, has been consolidated with our Central Florida Division.

(3)

Northwest Florida Division - provides electricity to customers in Marianna, Bristol, Altha, Cottondale, Malone, Alford and other areas near these cities.

(4)

Northeast Florida Division - provides electricity and propane gas to customers in Fernandina Beach, Jacksonville, Callahan, Yulee and other areas near these cities.

Business Environment

The historic growth that has fueled strong demand for natural and propane gas over the last decade has slowed with the slowdown in the new construction housing market and the economy in general. However, interest is growing among those who wish to use natural and propane gas as an environmentally friendly, alternative energy source that is a very reliable source of energy in the event of a power outage. During 2007, the price of natural gas remained stable as no adverse conditions existed to effect pricing. The cost of propane gas increased primarily in response to the unprecedented increase in the price of crude oil.

Historically, our sales in the electric segment have not been impacted by increasing electric costs due to long-term favorable fixed price contracts for purchasing electricity. However, our long-term contracts concluded at the end of 2006 for our Northeast division and at the end of 2007 for our Northwest division. We now have new contracts in place with pricing much closer to current market prices. Our electric selling prices, as a result of these increased fuel costs, significantly increased. Although this does not directly impact our income from operations as increased fuel costs are passed through to the customer, this may decrease the volume of electricity sold, thereby decreasing income from operations.

Business Segments

We are organized in three operating and reporting segments: natural gas, electric and propane gas. We are also involved in limited merchandise sales and other services in our natural gas and propane gas areas to complement these segments. For information concerning revenues, operating income and identifiable assets of each of our segments, see Note 13 in Notes to Consolidated Financial Statements.

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

We use Florida Gas Transmission (FGT) to transport our natural gas supplies through their pipeline into peninsular Florida. FGT is under the jurisdiction of the Federal Energy Regulatory Commission (FERC).  We use gas marketers and producers to procure all gas supplies for our markets. We use Florida City Gas, Indiantown Gas Company and TECO Peoples Gas to provide wholesale gas sales services in areas distant from our interconnections with FGT. We pass all fuel costs on to our customers.  We also transport natural gas for customers who purchase their own gas supplies and arrange for pipeline transportation.  Our operating results are not adversely affected if our customers purchase gas from third parties because we do not profit on the fuel portion of sales.

Our natural gas revenues are affected by the rates charged to customers, supply costs for natural gas, economic conditions in our service areas and weather. Although the FPSC permits us to pass through to customers the increase in price for our gas costs, higher rates may cause customers to purchase less natural gas.

Our current portfolio of natural gas customers is reasonably diverse, with the largest customer using natural gas for the generation of electricity.  We are not dependent on any single natural gas customer for over ten percent of our total natural gas revenues.

Electric

We provide electricity to our customers in our Northwest and Northeast Florida divisions.  Wholesale electricity is purchased from two suppliers: Gulf Power Company and JEA (formerly Jacksonville Electric Authority).

During 2006 we completed negotiations with JEA and executed final contracts for the supply of electricity in our Northeast division beginning January 1, 2007 and our Northwest division from Gulf Power Company beginning in January 1, 2008. The rates charged to our customers significantly increased when the new contracts became effective in 2007 and 2008 because the prices are closer to market price. We are unable to estimate what impact higher rates could have on electric consumption in the future, but electricity usage could decrease.

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

Propane Gas

We provide propane gas to customers in our Northeast, Central and South Florida divisions and can purchase our propane gas supply from several different wholesale companies. Propane gas supply into Florida comes from a diverse assortment of delivery methods such as waterborne barge transports that deliver to port terminals in Tampa and Ft. Lauderdale, and the Dixie Pipeline. Railcar and tractor trailer transport the gas to our storage facilities.  We believe that the propane gas supply infrastructure is adequate to meet the needs of the industry in Florida.

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

Competition

We do not face substantial competition in our electric divisions.  This is because no other competitor can currently provide electricity in our areas due to FPSC regulations and territorial agreements between utilities. In addition, natural gas as an alternative fuel is only available in a small area in our electric divisions. Although our natural gas segment operates with the same types of guidelines, there is competition from electric utilities. Normally each home will have electricity as a base fuel and natural gas as an alternative source of energy used for cooking and heating. Electricity competes with natural gas, in large part based on the cost of fuel. Our propane gas segment is unregulated and faces competition from other suppliers of propane gas as well as electricity and alternative energy sources. Competition in the propane gas segment is primarily based on price and service.

Rates and Regulation

The natural gas and electric segments are highly regulated by the FPSC.  The FPSC has the authority to regulate our rates, conditions of service, issuance of securities and certain other matters affecting our natural gas and electric operations.  As a result, FPSC regulation has a significant effect on our results of operations.  The FPSC approves rates that are intended to permit a specified rate of return on investment and recovery of prudent expenses.  Our rate tariffs allow the cost of natural gas and electricity to be passed through to customers.  Increases in the operating expenses of the regulated segments may require us to request increases in the rates charged to our customers.  The FPSC has granted us the flexibility of automatically passing on increased expenses for certain fuel costs to customers.  Other operational expenses, such as pension and medical expenses require us to petition the FPSC for rate increases.  The FPSC is likely to grant rate increases to offset increased expenditures necessary for business operations.  We successfully petitioned for an electric rate increase on March 17, 2004 and a natural gas rate increase on November 18, 2004.  We are currently seeking additional electric rate relief in 2008 to recover increased costs including the recent storm preparedness requirements, which were mandated to improve reliability of electric utility systems.

We are subject to federal and state regulation with respect to soil, groundwater, employee health and safety matters and to environmental regulations issued by the Florida Department of Environmental Protection (FDEP), the United States Environmental Protection Agency (EPA) and other federal and state agencies.

Prior to the widespread availability of natural gas, we manufactured gas for sale to our customers. We have also purchased land from companies that at one time manufactured gas. The process for manufacturing gas produced by-products and residuals such as coal tar. The remnants of these residuals are sometimes found at former gas manufacturing sites. These sites face environmental regulation from various agencies including the FDEP and EPA on necessary cleanup and restoration. For information on our environmentally impacted sites, please see Item 3, Legal Proceedings.

Franchises

We hold franchises in each of the incorporated municipalities that require franchise agreements in order to provide natural gas and electricity.  Generally, these franchises have terms ranging from 10 to 30 years and terminate on varying dates. We are currently in negotiations for franchises with certain municipalities for new service areas along with renewing some existing franchises. We continue to provide services to these municipalities and do not anticipate any interruption in our service.

Employees

As of February 1, 2008, we employed 356 employees, including 10 part-time and 5 temporary employees. Of these employees, 174 were covered under union contracts with two labor unions, the Internal Brotherhood of Electric Workers and the International Chemical Workers Union. We believe that our labor relations with employees are good.

Available Information

We file periodic reports including our Form 10-Qs, Form 10-Ks and Form 8-Ks with the Securities and Exchange Commission (SEC). Copies of recent SEC filings as well as our Code of Ethics Policy can be obtained through our website (http://www.fpuc.com).

Item 1A.

Risk Factors

A substantial portion of our revenues and, to a large extent, our profitability, depends upon rates determined by the FPSC.

FPSC regulates many aspects of our natural gas and electric operating segments, including the retail rates that we may charge customers for natural gas and electric service.  Our retail rates are set by the FPSC using a cost-of-service approach that takes into account our historical operating expenses, our fixed obligations and recovery of our capital investments, including potentially stranded obligations. Using this approach, the FPSC sets rates at a level calculated to recover such costs, adjusted to reflect known and measurable changes, plus a permitted return on investment.  Any rate adjustments to recover increased costs or to otherwise improve our profitability must be obtained through a petition, or rate case, filed with the FPSC.  The rates permitted by the FPSC will determine a substantial portion of our revenues and may have a material impact on our consolidated earnings, cash flows and financial position, as well as our ability to maintain our common stock dividend or to increase our dividends in the future.

Some of our natural gas and electric service costs may not be fully recovered through retail rates.

Our natural gas and electric service retail rates, once established by the FPSC, remain fixed until changed in a subsequent rate case.  We may at any time elect to file a rate case to request a change in our rates or intervening parties may request that the FPSC review our rates for possible adjustment, subject to any limitations that may have been ordered by the FPSC. Earnings could be reduced if our operating costs increase more than our revenues during the period between rate cases.  In addition, even if we decide to file a rate case, our request for a rate adjustment may be rejected.  Third parties to a rate case or the FPSC staff may contend that our current rates are excessive and petition for a decrease in rates. A petition for rate increase by us could be denied on that or another basis.

Our business segments are sensitive to variations in weather.

Our segments are affected by variations in general weather conditions and unusually severe weather. We forecast energy sales on the basis of normal weather and on historical average. Significant variations from normal weather could have a material impact on energy sales. Unusual weather, such as hurricanes, could also adversely affect operating costs and sales.

Our natural gas and propane gas customers use gas primarily for heating purposes.  As a result, our natural gas and propane gas sales peak in the winter and are more weather sensitive than electricity sales, which can peak in both summer and winter periods. Mild winter weather in Florida can be expected to negatively impact results from our natural gas, electric and propane gas operations. Severe weather conditions could also interrupt or slow down service and increase the operating costs of any of our segments.

We operate in an increasingly competitive industry, which may affect our future earnings.

Natural Gas

The natural gas distribution industry has been subject to competitive forces for several years. We receive our supply of natural gas at thirteen city gate stations connected to an interstate pipeline system owned by FGT, one gate station connected to an intrastate pipeline owned by Florida City Gas Company, one meter connected to the Indiantown Gas Company distribution system in Indiantown, Florida, and one meter connected to the TECO Peoples Gas distribution system in Ocala, Florida.  Gulfstream Natural Gas System currently serves peninsular Florida with interstate natural gas transmission service; however, we cannot predict if this system will be extended to other areas near our existing facilities and how it could affect our natural gas operations.

Electric

The U.S. electric power industry has been undergoing restructuring in many areas. There is competition in wholesale power sales on a national level. Some states have mandated or encouraged competition at the retail level. While there is active wholesale competition in Florida, the retail electric business has remained substantially free from direct competition. Changes in the competitive environment caused by legislation, regulation, market conditions or initiatives of other electric power providers, particularly with respect to retail competition, could adversely affect our financial condition and results of operations.  To the extent competitive pressures increase and the pricing and sale of electricity assumes more of the characteristics of a commodity business, the economics of our electric operating segment could change. In addition, regulatory changes may increase access to electricity transmission grids by utility and non-utility purchasers and sellers of electricity, thus potentially resulting in a significant number of additional competitors.

Propane Gas

Our propane gas business is our only non-regulated business segment.  Because it is not regulated, we face significant competition.  Our propane gas business competes directly with other distributors of propane gas, and other sources of energy including natural gas and electric.  If we cannot compete effectively in the propane gas business, whether on the basis of price, customer service, alternative energy sources or otherwise, it would have a material adverse effect on our financial condition and results of operations.

Our business could be adversely affected if our supply of natural gas is interrupted.

FGT’s pipeline system transports all of our natural gas.  FGT is owned by Citrus Corporation, which is jointly owned by Cross Country Energy Corporation and El Paso Corporation. Our ability to receive a normal supply of natural gas could adversely affect earnings if there is an interruption in FGT’s service.

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

Our segments are sensitive to changes in coal, gas, oil and other commodity prices. If we are unable to increase the rates we charge to customers to reflect increases in these commodity prices, our margins and earnings will be lowered.  If increased prices for any of these commodities persist for substantial periods, our competitive position could be adversely affected by customers who switch to cheaper energy sources. Further, natural gas prices have been increasingly volatile and, accordingly, the earnings from our natural gas operations are increasingly difficult to predict. Recent increases in oil prices may have an adverse impact on the Company’s earnings.

We could incur material expenses as a result of our obligations to comply with existing and new environmental laws and regulations.

We are subject to environmental regulations in connection with the ongoing conduct of our business and to civil and criminal liability for failure to comply with these regulations. In addition, new environmental laws and regulations, or new interpretations of existing laws and regulations, affecting our operations or facilities may be adopted which may cause us to incur additional expenses.

We are subject to federal and state legislation with respect to soil, groundwater, employee health and safety matters and to environmental regulations issued by the FDEP, the EPA and other federal and state agencies.  We may incur material future expenditures in order to comply with the environmental laws and regulations.

We rely on a limited number of natural gas and electric suppliers, the loss of which could materially adversely affect our financial condition and results of operations.

Two pipeline suppliers under several contracts expiring at various dates through 2023, transport our natural gas to us.  These contracts have provisions which allow us to extend the terms ranging from 2020 to 2032.  Our electric services are provided by two suppliers under contracts which expire in 2017. If we were to lose any of these contracts we might not be able to replace the corresponding energy source on acceptable terms, if at all.  In addition, in the event of the expiration of the contracts, we might not be able to renew them on favorable terms, if at all.  As a result, the loss of any of these suppliers, the termination of any of these supply contracts, or the non-renewal of any of these supply contracts before or upon their expiration could have material adverse effects on our financial condition and results of operations.

New supply contracts could result in substantial increases to our prices, and could materially adversely affect our financial condition and results of operations.

We have two pipeline suppliers for natural gas and two electric suppliers under contract for supply through various dates in the future.

The recent renewal of the electricity supply contracts resulted in the cost of electricity increasing significantly over historic prices.  Extensions or renewals of our natural gas contracts could result in the cost of natural gas increasing.  Although these increases are currently passed through to our customers, they could have a significant impact on our customers’ usage. If recovery of fuel costs was denied by the FPSC in the future, it would have a significant impact on our earnings and our financial condition.

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

As of December 31, 2007, we have firm purchase and transportation commitments adequate to supply our expected sales requirements for electricity with contracts that will expire in 2017. Our contract in the Northeast division of the electric segment began January 1, 2007 and expires on December 31, 2017, and our contract with a supplier for the Northwest division began January 1, 2008 and expires on December 31, 2017.

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

Changes in interest rates can affect our cost of borrowing on our line of credit, on refinancing of debt maturities and on incremental borrowing to fund new investments. Because our stock is not widely held and has a low trading volume, we may not be able to access the equity market or may be limited in the amount of equity financing. If we are unable to obtain equity or debt financing on satisfactory terms, our ability to fund capital expenditures and other commitments will be impaired. Moreover, even if available, the capital may not be available on favorable terms and the cost of such financing could reduce our margins and materially adversely affect our results of operations.

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

We cannot guarantee that we will continue to pay dividends at our current annual dividend rate or at all.  In particular, our ability to pay or increase dividends in the future will depend upon, among other things, our future earnings, our cash requirements and our debt covenants.

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

Our certificate of reincorporation contains provisions that make it more difficult to obtain control of our company through transactions which have not received the approval of our board of directors.  These provisions include supermajority voting requirements for certain transactions with affiliated persons, staggering the terms of the members of our board of directors, and certain procedural requirements relating to shareholder meetings and amendments to our certificate of reincorporation or bylaws.

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

We have agreements with our three executive officers that provide for significant payments to those executives upon a change in control under certain circumstances. The existence of these contracts may make an acquisition of our company less attractive to a possible buyer.  Finally, our pension plan contains provisions that upon a change in control an acquirer will be limited in changing the pension plan for a period of time without incurring additional pension expenses for enhanced benefits to pension participants.

Conflict or turmoil in oil producing countries could impact future prices for commodities including natural gas, propane gas and electricity, and increases in these prices could materially affect our financial condition and results of operations.

Worldwide turmoil could cause the cost of crude oil and its associated products to rise on concerns of the conflicts interfering with the production of crude oil. If these conflicts are large, escalate or spread, the increase to the cost of all fuel-related commodities could be substantial. These increases could materially adversely affect our financial condition and results of operations.

If conservation costs incurred are determined not to be appropriate for recovery through conservation programs and rates, these costs would directly impact our net operating income and could significantly decrease our earnings.

The Company participates in energy conservation programs to provide incentives to customers to conserve energy. Costs for these programs are passed directly through to our regulated customers and are recovered through conservation rates.  These programs and costs are reviewed and approved by the Florida Public Service Commission on an annual basis. There can be no assurance the FPSC will continue to approve our recovery of those costs and this could have an adverse effect on our operations.

Item 1B.

Unresolved Staff Comments

None

Item 2.

Properties

We have natural gas, electric and propane gas related properties. These properties include transmission, distribution, storage and general facilities at various locations in our service areas. We do not have generating facilities. We maintain property that is adequate for our current operations and we expand our existing facilities as required by growth or other operational needs.

We own natural gas mains that distribute gas through 1,611 miles of pipe located in Central and South Florida. Additionally, we have adequate gate stations to handle receipt of the gas in each distribution system.

In the electric segment, we own 22 miles of electric transmission lines located in Northeast Florida and 1,092 miles of electric distribution lines located in Northeast and Northwest Florida. The distribution lines are installed both under and above ground and many of the coastal locations have under ground facilities. All transmission lines are installed above ground. Additionally, we own various substations and regulator stations that are used in our electric operations.

Our propane gas segment has bulk storage facilities and tank installations on customers' premises. We also have 16 community gas systems that distribute propane gas to customers in specific developments. These systems are subject to the Federal Department of Transportation Office of Pipeline Safety Regulations.

We own office and warehouse facilities in Northwest, Northeast, Central, and South Florida, which are used for our operations and storage of materials. We also have various easements and other assets located throughout our service areas that are utilized by our operations.

We own a three-story building in West Palm Beach where our corporate headquarters are located.

All of our property is subject to a lien collateralizing our funded indebtedness under our Mortgage Indenture as discussed in Note 1-J in Notes to Consolidated Financial Statements.

Item 3.   Legal Proceedings

We use or have used several properties with contamination that have pending or threatened environmental litigation. We are in the process of investigating and assessing this litigation.  We intend to vigorously defend our rights in this litigation.  We have insurance and rate relief to cover losses or expenses incurred as a result of this litigation.  We believe all future contamination assessment and remedial costs, legal fees and other related expenses would not exceed the combined sum of any insurance proceeds received and any rate relief granted.

West Palm Beach Site

The Company is currently evaluating remedial options to respond to environmental impacts to soil and groundwater at and in the immediate vicinity of a parcel of property owned by it in West Palm Beach, Florida upon which the Company previously operated a gasification plant. The Company entered into a Consent Order with the FDEP effective April 8, 1991, that requires the Company to delineate the extent of soil and groundwater impacts associated with the prior operation of the gasification plant and to remediate such soil and groundwater impacts, if necessary. The Company completed field investigations for the contamination assessment task in October 2006.  Thereafter, the Company retained an engineering consultant, the RETEC Group, Inc. (RETEC), to perform a feasibility study to evaluate appropriate remedies for the site to respond to the reported soil and groundwater impacts.  On November 30, 2006, RETEC transmitted a feasibility study to the Company and FDEP.  The feasibility study evaluated a wide range of remedial alternatives. The total costs for the remedies evaluated in the feasibility study ranged from a low of $2.8 million to a high of $54.6 million.  Based on the likely acceptability of proven remedial technologies described in the feasibility study and implemented at similar sites, consulting/remediation costs are projected to range from $4.6 million to $17.9 million. This range of costs covers such remedies as in situ solidification for the deeper impacts, excavation of surficial soils, installation of a barrier wall with a permeable biotreatment zone, or some combination of these remedies.

By letter dated May 7, 2007, FDEP provided its comments to the feasibility study, the substance of which was discussed at a meeting between the Company and FDEP on September 14, 2007.  A response to the comments was submitted by the Company to FDEP on October 31, 2007.  We are currently awaiting FDEP's comments to the response.

Based on the information provided in the feasibility study, the remaining legal fees are currently projected to be approximately $295,000. Consulting and remediation costs are projected to range from $4.6 million to $17.9 million. Thus, the Company's total probable legal and cleanup costs for the West Palm Beach site are currently projected to range from $4.9 million to $18.2 million.

Sanford Site

The Company owns a parcel of property located in Sanford, Florida, upon which a gasification plant was operated prior to the Company’s acquisition of the property. Following discovery of soil and groundwater impacts on the property, the Company has participated with four former owners and operators of the gasification plant in the funding of numerous investigations of the extent of the impacts and the identification of an appropriate remedy. On or about March 25, 1998, the Company executed an Administrative Order on Consent (AOC) with the four former owners and operators (collectively, the Group) and the EPA. This AOC obligated the Group to implement a Remedial Investigation/Feasibility Study (RI/FS) and to pay EPA's past and future oversight costs. The Group also entered into a Participation Agreement and an Escrow Agreement on or about April 13, 1998 (WFS Participation Agreement). Work under the

RI/FS AOC and RI/FS Participation Agreement is now complete and the Company has no further obligations under either agreement.

In late September 2006, EPA sent a Special Notice Letter to the Company, notifying it, and the other responsible parties at the site (Florida Power Corporation, Florida Power & Light Company, Atlanta Gas Light Company, and the City of Sanford, Florida, collectively with FPUC, "the Sanford Group"), of EPA's selection of a final remedy for OU1 (soils), OU2 (groundwater), and OU3 (sediments) for the site.  The total estimated remediation costs for the Sanford gasification plant site are now projected to be $12.9 million. The Sanford Group was further advised that EPA was willing to negotiate a consent decree with the Sanford Group to provide for the implementation of the final remedy approved by EPA for the site.

In January 2007, the Company and other members of the Sanford Group signed a Third Participation Agreement, which provides for funding the final remedy approved by EPA for the site.  The Company's share of remediation costs under the Third Participation Agreement is set at a maximum of $650,000, providing the total cost of the final remedy does not exceed $13 million.  At present, it is not anticipated that the total cost will exceed $13 million.  If it does, the Sanford Group members have agreed to negotiate in good faith at such time that it appears that the total cost will exceed $13 million for the allocation of the additional cost.  The Company has advised the other members of the Sanford Group that the Company is unwilling at this time to agree to pay any sum in excess of the $650,000 committed by the Company in the Third Participation Agreement.

On June 26, 2007, the Sanford Group transmitted to EPA a Consent Decree signed by all Group Members, providing for the implementation by the Sanford Group of the remedy selected by EPA for the site.  The consent decree is currently being circulated within EPA and the United States Department of Justice for execution by those parties.  Thereafter, the consent decree will be lodged with the federal court in Orlando, Florida.  Following a public comment period, it is anticipated that the federal court will enter the consent decree.  The Sanford Group will then be obligated to implement the remedy approved by EPA for the site.

Remaining legal fees/costs are currently projected to be approximately $77,000. The Company's obligation under the Third Participation Agreement is $650,000. Thus, the Company's total probable legal and cleanup costs for the Sanford site are currently projected to be approximately $727,000.

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

Consulting and remediation costs are projected to be $26,000 and legal fees are projected to be $4,000, for total probable costs for the Pensacola site of $30,000.

Key West Site

From 1927-1938, we owned and operated a gasification plant in Key West, Florida. The plant discontinued operations in the late 1940s; the property on which the plant was located is currently used for a propane gas distribution business. In March 1993, a Preliminary Contamination Assessment Report (PCAR) was prepared by a consultant jointly retained by the current site owner and the Company and was delivered to FDEP. The PCAR reported that very limited soil and groundwater impacts were present at the site. By letter dated December 20, 1993, FDEP notified us that the site did not warrant further "CERCLA consideration and a Site Evaluation Accomplished disposition is recommended." FDEP then referred the matter to its Marathon office for consideration of whether additional work would be required by FDEP's district office under Florida law.

Consulting and remediation costs are projected to be $83,000 and legal fees are projected to be $10,000, for total probable costs for the Key West site of $93,000.

Item 4.

Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

The following sets forth certain information about the executive officers of the Company as of February 17, 2008.

Name	Age	Position	Date

John T. English	64	Chairman of the Board	2006 - Present
		Chief Executive Officer	1998 - Present
		President	1997 - Present
		Chief Operating Officer	1997 - 2000

Charles L. Stein	58	Chief Operating Officer	2001 - Present
		Senior Vice President	1997 - Present

George M. Bachman	48	Corporate Secretary	2004 - Present
		Chief Financial Officer	2001 - Present
		Treasurer	2001 - Present

Mr. English was Senior Vice President of the Company from 1993 preceding his appointment as President and Chief Operating Officer.

Mr. Stein was Vice President of the Company from 1993 preceding his appointment as Senior Vice President.

Mr. Bachman was Controller of the Company from 1996 preceding his appointment as Chief Financial Officer and Treasurer.

Each of these executive officers has an employment agreement dated March 31, 2006 with a term through March 30, 2009, which can be renewed by the Board prior to the expiration of the agreement subject to earlier resignation or removal.  There are no family relationships among any of the executive officers and directors of the Company.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices and Dividends Paid

Our common shares are traded on the American Stock Exchange under the symbol FPU. The quarterly dividends declared and the reported last sale price range per share of our common stock as reported by the American Stock Exchange for the most recent two years were as follows:

	2007			2006
	Stock Prices		Dividends	Stock Prices		Dividends
Quarter ended	Low	High	Declared	Low	High	Declared
March 31	$11.90	$13.50	$0.1075	$13.25	$14.50	$0.1033
June 30	11.01	12.91	0.1125	11.86	14.40	0.1075
September 30	11.15	12.49	0.1125	12.61	14.42	0.1075
December 31	11.24	12.83	0.1125	13.10	14.05	0.1075

As of February 5, 2008, there were approximately 3,985 holders of record of our common shares.

We intend to pay quarterly cash dividends for the foreseeable future. Our dividend policy is reviewed on an ongoing basis by our Board of Directors and is dependent upon future earnings, cash flow, financial condition, capital requirements and other factors.  Our Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends.  At December 31, 2007, approximately $9.6 million of retained earnings were free of such restriction and available for the payment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	41,623*
Equity compensation plans not approved by security holders	-
Total	41,623

* This includes 17,564 shares for the Non-Employee Director Compensation Plan. This plan was adopted by the Board of Directors on March 18, 2005 and was approved at the 2005 meeting of shareholders. This also includes 24,059 shares for the Employee Stock Purchase Plan.

Item 6.

Selected Financial Data

(Dollars in thousands, except per share data)

Years Ended December 31,	2007	2006	2005	2004(3)	2003 (1)(3)
Revenues (2)	$136,542	$134,781	$130,285	$110,131	$102,822

Gross profit (2)	$48,721	$48,810	$47,481	$40,781	$37,832
Earnings:
Continuing operations	$3,301	$4,169	$4,248	$3,594	$2,522
Discontinued operations (1)	-	-	-	-	9,901
Net income	$3,301	$4,169	$4,248	$3,594	$12,423

Earnings per common share (basic and diluted):
Continuing operations	$0.54	$0.69	$0.71	$0.60	$0.43
Discontinued operations (1)	-	-	-	-	1.69
Total	$0.54	$0.69	$0.71	$0.60	$2.12

Dividends declared per common share	$0.45	$0.43	$0.41	$0.40	$0.39

Total assets (2)	$192,344	$181,234	$182,666	$170,503	$160,944
Utility plant – net	$138,372	$129,211	$123,061	$117,191	$107,942
Current debt	$12,531	$3,466	$9,558	$5,825	$2,278
Long-term debt	$49,363	$50,702	$50,620	$50,538	$50,454
Common shareholders' equity	$48,946	$47,572	$45,503	$43,213	$41,463

Note to the Selected Financial Data:

(1)

On December 3, 2002, FPU entered into an agreement to sell the assets of its water utility system to the City of Fernandina Beach.  The transaction closed on March 27, 2003.  Revenues, Gross profit and Utility plant-net do not include discontinued operations.

  (2)   Prior period amounts have been reclassified to conform to current year presentation.

(3)

On July 25, 2005 a three-for-two stock split in the form of a stock dividend was issued to the shareholders of record on July 15, 2005.   All common share information has been restated to reflect the stock split for all periods presented.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

General

The effects of seasonal weather conditions, timing of rate increases, fluctuations in demand due to the cost of fuel passed on to customers, and the migration of winter residents and tourists to Florida during the winter season, have a significant impact on income.

Revenues and Gross Profit Summary

The FPSC allows us to bill and include in our revenue the costs of fuel, conservation, and revenue-based taxes, incurred in our natural gas and electric segments. Revenues collected for these expenses have no effect on results of operations and fluctuations could distort the relationship of revenues between periods. Gross profit is defined as gross operating revenues less fuel, conservation and revenue-based taxes that are passed directly through to customers. Because gross profit eliminates these cost recovery revenues, we believe it provides a more meaningful basis for evaluating utility revenues. The following summary compares gross profit, units sold, and average customers for the past three years.  Units sold are shown in one thousand Dekatherm (MDth) for gas and Megawatt Hour (MWH) for electric.

Revenues and Gross Profit
(Dollars in thousands)
	Years Ended December 31,
	2007	2006	2005
Natural Gas
Revenues	$64,850	$71,139	$69,094
Cost of fuel and other pass through costs	38,251	43,909	42,815
Gross Profit	$26,599	$27,230	$26,279
Units sold: (MDth)	6,042	6,230	6,224
Customers (average for the period)	51,589	51,211	50,246
Electric
Revenues	$55,521	$48,527	$47,450
Cost of fuel and other pass through costs	41,142	34,259	33,352
Gross Profit	$14,379	$14,268	$14,098
Units sold: (MWH)	810,604	849,124	814,353
Customers (average for the period)	31,074	30,635	30,244
Propane Gas
Revenues	$16,171	$15,115	$13,741
Cost of fuel	8,428	7,803	6,637
Gross Profit	$ 7,743	$7,312	$7,104
Units sold: (MDth)	597	621	640
Customers (average for the period)	13,140	13,048	12,375
Consolidated
Revenues	$136,542	$134,781	$130,285
Cost of fuel and other pass through costs	87,821	85,971	82,804
Gross Profit	$ 48,721	$ 48,810	$ 47,481
Customers (average for the period)	95,803	94,894	92,865

Natural Gas

Natural gas revenues decreased $6.3 million, or 9% in 2007 over 2006. As the cost of natural gas continued to decline, the revenue to recover the fuel costs, which are passed through to customers, decreased by $5.7 million.  Our gross profit, which excludes expenses directly passed through to customers, decreased by $631,000 or 2%.  Although customer growth was up in 2007 compared to 2006, we experienced a 3% decrease in units sold primarily due to milder weather.

Natural gas revenues increased $2.0 million, or 3% in 2006 over 2005 primarily due to increased revenue collected for taxes passed directly through to customers. A change in legislation regarding the calculation of Gross Receipts tax became effective January 1, 2006, and along with an increase to overall revenues, increased these taxes paid by our customers by approximately $500,000.  Franchise fee revenues also increased by approximately $500,000 due to increased rates and area expansion.

Natural gas gross profit increased $951,000, or 4% in 2006 over 2005. We had higher revenue and gross profit in 2006 compared to 2005 primarily due to billed revenue not exceeding the FPSC allowable earnings as much as in the prior year. In 2006, we reduced billed revenues and gross profit by our estimate of over-earnings of $72,000 for the year. Our estimate for 2005 was recorded at $700,000 in 2005 and we reduced that estimate in 2006 by $50,000 to $650,000. The combined effect of this was to increase our revenues and gross profit over the prior year by approximately $678,000. Other factors contributing to the increase in revenues and gross profit were 2% customer growth and storm surcharge revenues, which became effective November 2005. The revenues and gross profit increases were slightly offset by the loss of approximately $100,000 of revenue from two customers who went off-line for several months to do maintenance work.

Electric

Electric revenues increased $7.0 million or 14% in 2007 over 2006.  Cost of fuel and other costs that were passed through to customers contributed to $6.9 million of the increase as a result of the new fuel contracts effective January 1, 2007 in our Northeast division. Gross profit, which excludes the fuel and other costs passed through in revenue, was flat compared to 2006.  Although the number of customers increased by 1%, there was a marginal decrease in units sold, excluding units sold to industrial customers, as a result of possible conservation measures taken by our customers due to the fuel cost increases.

Electric revenues increased $1.1 million in 2006 over 2005.  Cost of fuel and other costs that were passed through to customers contributed approximately $900,000 of the increase. Gross profit increased $170,000 or 1% in 2006 over 2005.  The increase in gross profit was primarily due to a slight increase in customer growth and units sold.

Propane Gas

Propane revenues increased $1.1 million, or 7%. Higher fuel costs caused $625,000 of this increase. Gross profit increased $431,000 or 6% in 2007 compared to 2006.  We experienced a 4% decrease in units sold to customers due to warmer weather; however, this was offset by increased rates and service fees.

Propane revenues increased $1.4 million, or 10% and gross profit increased $208,000 or 3% in 2006 compared to 2005.  Revenues increased primarily due to rising fuel costs. Although customers increased by 5% in 2006, the usage per customer declined by 8% contributing to a decrease of 3% in units sold.  Warmer weather was the primary reason for this decrease in usage per customer in 2006 compared to 2005. The increase in gross profit was minimal when compared to 2005 primarily due to pre-buy gains of $383,000 realized in 2005 but not in 2006.

Operating Expenses

Operating expenses include operation, maintenance, depreciation, amortization and taxes other than income taxes, and exclude fuel costs, conservation and taxes based on revenues that are directly passed through to customers and recovered in revenues.

Operating Expenses (Dollars in thousands)
	Year Ended December 31,
	2007	2006	2005
Natural gas	$ 21,951	$ 21,112	$ 20,230
Electric	11,726	11,215	10,596
Propane gas	6,223	6,306	6,018
Total Operating Expenses	$ 39,900	$ 38,633	$ 36,844

Natural Gas

Natural gas operating expenses increased $839,000, or 4%, in 2007 as compared with 2006. Administrative expenses accounted for $503,000 of the increase and are discussed in a separate section below. Depreciation expense increased $291,000 due in part to construction of mains and additional meters to distribute gas to new developments in South Florida along with increasing capacity requirements for existing customers. As a result of a new management focus to offset the effects of the construction industry and housing market slowdown, we increased our efforts to provide improved customer service and upgraded our existing meter equipment resulting in an increase of related expenses of $287,000. This increase was offset by a $245,000 reduction in sales expense resulting from the elimination of three sales positions due to cut backs related to the slowdown in the housing market.

Natural gas operating expenses increased $882,000, or 4%, in 2006 as compared with 2005. Outside of the normal inflationary impacts on our expenses, customer account expenses increased by $237,000 as a result of our customer service focus initiated in 2005 based on our strategic plan. We continued the focus on this area and increased the number of employees in an effort to respond more effectively to customers.  Bad debt provision increased $49,000 over the prior year primarily due to increasing revenues, aging accounts receivable on several major accounts, and the slowing housing economy. We increased our collection efforts in the fourth quarter of 2006 and continued those efforts in 2007.

In 2006, we had additional increases of $90,000 to sales expense resulting from initiatives to boost sales by increasing sales staff. Depreciation expense increased $137,000 principally due to construction of mains and new meters to distribute gas to a growing number of new developments in South Florida and increasing capacity requirements for existing customers.

Electric

Electric operating expenses increased $511,000, or 5%, in 2007 as compared with 2006. Administrative expenses accounted for $437,000 of the increase and are discussed in a separate section below. Due to a quiet hurricane season this year, we were able to re-direct work efforts and make some operating and safety improvements of our overall electric system, which increased operating expenses by $136,000. As a result of a milder storm season, we experienced a decrease in weather-related maintenance of conduct, lines and poles expenses of $184,000.

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

Propane Gas

Propane gas operating expenses decreased $83,000, or 1%, in 2007 as compared with 2006. The major reason for the decrease was lower selling expenses as a result of a drop in demand from the slowdown of new construction in South Florida. Additionally, the Summer Glen project was converted from a propane system to natural gas in the fourth quarter of 2007 causing all related expenses to shift to our natural gas segment.

Propane gas operating expenses increased $288,000, or 5%, in 2006 as compared with 2005. Depreciation expense increased $99,000 for the addition of plant assets including a propane gas delivery system to increase the efficiency of our deliveries and improve our overall customer satisfaction. Aging accounts receivable, slowing housing economy and increasing revenues contributed to an increase in our bad debt expense over 2005.

Administrative Expenses

Administrative expenses increased $1,005,000, or 11%, in 2007 over 2006. Several unusual claims resulting in settlements were the primary reasons for the $796,000 increase to our liability expenses. These claims were for several general liability suits related to auto, employment and liability issues. In addition, our payroll expenses increased $163,000 as a result of annual pay raises.

Administrative expenses increased $487,000, or 6%, in 2006 over 2005. These expenses generally were related to all of our operating segments. To continue to adequately support our internal and external customers, we increased staffing in our administrative areas. Payroll increases of $322,000 related to an increased number of employees, annual pay raises and normal inflationary impacts.  In 2006, we discontinued eligibility to our defined benefit pension plan for new employees and replaced the defined benefit pension plan with a 401K-match plan for new employees. This change will take time to reduce pension expense; we had an increase of $203,000 in our pension expenses in 2006.  Medical costs increased $120,000 over 2005.

Total Other Income and Deductions

Other income and deductions include revenues and expenses from sales, installation, and service of merchandise; gains and losses on disposal of property; interest expense; and miscellaneous income and expenses. Merchandise sales and installation and interest expenses are the largest components of this section and are discussed below.

Merchandise and Services Revenue and Expenses

Merchandise and services revenue and expense decreased by $1,145,000 and $1,270,000, respectively, although our overall profit increased $125,000. A lower number of product installations actually improved our profit margin on the installation side of our business. We had less customer owned tank installations and we discontinued generator sales, both are historically less profitable.  We continue to face a slowdown in the construction industry and housing market to an even greater degree in 2007, and this along with a quiet hurricane season, dramatically reduced the demand for new merchandise. Management does not anticipate the housing market will rebound in 2008, and expects reduced sales levels to continue.

Although merchandise and services revenue decreased by approximately $268,000 in 2006, the overall profitability in this area increased by $325,000 compared to 2005. This was primarily a result of significant strategic changes made by management. These changes included revising the product markup structure, increasing installation fees and increasing employee training. We experienced a revenue decrease due to lower demand for merchandise as a result of a quiet hurricane season and the slowdown of new construction projects in our areas due to the downturn in the housing market.

Interest Expense

Interest expense consists of interest on bonds, short-term borrowings, over earnings and customer deposits. In 2007, interest expense increased $262,000, including $76,000 interest on our 2005 over-earnings that was approved by the Commission for the natural gas segment and interest on our increased credit line for additional funding of over $3 million to purchase the new site to relocate our South Florida operations facility.

Other

Other non-operating income increased $84,000 compared to the prior year primarily due to income generated from a sale of land at Rainbow Lakes.

Income Taxes

Income tax expense decreased in 2007 by $541,000 over 2006 due to lower taxable income.

Liquidity and Capital Resources

Summary of Primary Sources and Uses of Cash (Dollars in thousands)
	Year Ended December 31,
	2007	2006	2005
Sources of Cash:
Operating activities, including working capital changes	$14,526	$20,090	$10,213
Net proceeds on short-term debt	7,656	-	3,733
Other sources of cash	923	1,179	1,214
Uses of Cash:
Construction expenditures	16,740	13,116	12,441
Dividends paid	2,681	2,551	2,448
Net payment on short-term debt	-	6,092	-
Other uses of cash	290	121	75
Net source (use) of cash	$ 3,394	$ (611)	$ 196

Cash Flows

Operating Activities

Net cash flow provided by operating activities decreased in 2007 by approximately $5.6 million compared to 2006.  We had a $6.4 million decrease related to refunding the prior over-recovery of fuel and other pass through costs.

Net cash flow provided by operating activities increased in 2006 by approximately $10 million compared to 2005.  Fuel and other pass through costs accounted for $6.5 million of the increase. This increase resulted from the collection of the prior year's under-recoveries of $3.4 million and over-recoveries of $3.1 million in 2006.  Amounts over-recovered are refunded to customers in subsequent calendar years.  Lower fuel costs during the latter part of the year in our natural gas segment contributed to a decrease in receivables and increase in cash of $3 million.  The lower fuel costs and timing of payments to our major fuel suppliers resulted in a decrease to operating cash of $1 million.  Income taxes paid increased by approximately $600,000 primarily due to the tax effect of the collection of prior year’s fuel under-recoveries.

Investing Activities

Capital expenditures increased in 2007 compared to 2006 by approximately $3.6 million. The major component of the increase was the purchase of land for approximately $3.5 million for the future site of our South Florida operations facility.

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

Financing Activities

Short-term borrowings increased by approximately $7.7 million in 2007. The main reasons for the increase were the purchase of land for our South Florida operations center and the repayment of over-recoveries of fuel costs from prior periods.

Short-term borrowings decreased by $6 million in 2006. Over-recovery of fuel costs provided a large source of cash during 2006 as well as the recovery of the prior year’s under-recovery of fuel costs in 2006, reducing the need for short-term borrowings.

Capital Resources

We have a $12 million line of credit with Bank of America, which expires on July 1, 2008. Upon 30 days notice we can increase the line of credit to a maximum of $20 million. The line of credit contains affirmative and negative covenants that, if violated, would give the bank the right to accelerate the due date of the loan to be immediately payable. The covenants include certain financial ratios.  All ratios are currently met and management believes we are in full compliance with all covenants and anticipates continued compliance.  In March 2008 we amended the 2007 line of credit to increase the maximum credit line to $26 million and to extend the expiration of the line to 2010. See below, ”Outlook and Subsequent Events”.

We reserve $1 million of the line of credit to cover expenses for any major storm repairs in our electric segment and an additional $250,000 for a letter of credit insuring propane gas facilities. As of December 31, 2007, the amount borrowed on the line of credit was $11.1 million. The line of credit, long-term debt and preferred stock as of December 31, 2007 comprised 56% of total debt and equity capitalization.

Historically we have periodically paid off short-term borrowings under lines of credit using the net proceeds from the sale of long-term debt or equity securities.  We continue to review our financing options including increasing our short-term line of credit, issuing equity, or issuing debt. The choice of financing will be dependent on prevailing market conditions, the impact to our financial covenants and the effect on income. The timing of additional funding will be dependent on projected environmental expenditures, building of the South Florida operations facility, pension contributions, and other capital expenditures.

Our 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property.  At December 31, 2007, such calculation would permit the issuance of approximately $45.9 million of additional bonds.

On October 25, 2007 we received approval from the FPSC to issue and sell or exchange an additional amount of $45 million in any combination of long-term debt, short-term notes and equity securities and/or to assume liabilities or obligations as guarantor, endorser or surety during calendar year 2008. In the event we choose not to proceed in 2008 with such a financing, we may seek approval from the FPSC in 2008 for any possible financing in 2009.

We have $3.4 million in invested funds for payment of future environmental costs. We expect to use some or all of these funds in 2008.

There is approximately $6.1 million in receivables from the 2003 sale of our water assets, of which an estimated installment of $300,000 is anticipated to be received in 2009.  The remaining balance of $5.8 million will be collected in 2010.  The present value of this receivable is $5.9 million.

Capital Requirements

Portions of our business are seasonal and dependent upon weather conditions in Florida. This factor affects the sale of electricity and gas and impacts the cash provided by operations. Construction costs also impact cash requirements throughout the year. Cash needs for operations and construction are met partially through short-term borrowings from our line of credit.

Capital expenditures are expected to be lower in 2008 compared to 2007 by approximately $1.5 million because the anticipated $2.0 million for the construction of the building for the new South Florida operations facility in 2008 is lower than the $3.5 million related to the purchase of land for the new South Florida operations facility that occurred in 2007.

Cash requirements will increase significantly in the future due to environmental cleanup costs, sinking fund payments on long-term debt and pension contributions. Environmental cleanup is forecast to require payments of approximately $1.4 million in 2008, with remaining payments, which could total approximately $13.7 million, beginning in 2009. Annual long-term debt sinking fund payments of approximately $1.4 million will begin in 2008 and will continue for eleven years. Based on current projections, we will make a voluntary contribution in our defined benefit pension plan of $250,000 in 2008 for the preceding year and will continue for future years to make contributions as required by the Pension Protection Act funding rules.

Based on our current expectations for 2008 cash needs, including the construction of our South Florida operations facility, we may rely on the increased line of credit or may choose to consider equity or debt financing. The need and timing will depend upon operational requirements, the timing of environmental expenditures, pension contributions and construction expenditures.  In addition, if we experience significant environmental expenditures in the next two or three years it is possible we may need to raise additional funds after 2008.  We continue to assess the feasibility of refinancing our mortgage bonds. If refinancing is deemed cost effective, we may re-issue a bond for additional principal. Many of our bonds contain prepayment penalties which effectively make refinancing impractical. There can be no assurance, however, that equity or debt transaction financing will be available on favorable terms or at all when we make the decision to proceed with a financing transaction.

Outlook and Subsequent Events

Electric Power Supply Contracts

In our Northeast division, we entered into a new long-term supply agreement that began January 1, 2007 and will expire December 31, 2017. We executed a contract for the provider of electricity in our Northwest division in December 2006 and the contract was approved by the FPSC in July 2007.  This contract will be for the purchase of electricity beginning January 1, 2008 and will expire December 31, 2017.

The new supply contracts have resulted in variable rates closer to market, which may cause our customers’ bills to double during 2008 over past fixed prices. We are unable to precisely estimate what impact the higher rates could have on electric consumption but we expect there could be as much as a 10% reduction in sales.

Over-earnings and Storm Reserve-Natural Gas Segment

On August 14, 2007 the Commission finalized the disposition of 2005 over-earnings for the natural gas segment of $666,000, plus interest of $76,000.

2005 Natural Gas Over-Earnings Summary (Dollars in thousands)
	December 31, 2007
	Before Application of PSC Order	2007 Adjustment	After Application of PSC Order
Current Assets:
Other regulatory assets-storm reserve current	$ 116	$ (116)	$ 0

Assets:
Other regulatory assets-storm reserve	13	(13)	0

Capitalization and Liabilities:
Over-earnings liability	768	(742)	26
Regulatory liability -storm reserve	1,774	613	2,387

Revenues:
Natural Gas Revenue	64,866	(16)	64,850

Other Income and (Deductions):
Interest expense on customer deposits and other	(659)	(76)	(735)

The Commission ordered the 2005 over-earnings to be applied against the regulatory asset - storm reserve in our natural gas operations and the storm surcharge collected from customers. The remaining over-earnings was used to fund a storm reserve for future storm costs.  The storm reserve for our natural gas division as of December 31, 2007 is approximately $613,000.

We recorded estimated 2006 over-earnings for the natural gas segment of $25,000. Interest accrued on this estimated over-earnings as of December 31, 2007 is $1,300. This liability is included in the over-earnings liability on our balance sheet. The calculations supporting these liabilities are complex and involve a variety of projections and estimates before the ultimate settlement of such obligations. Estimates may be revised as expectations change and factors become known and determinable.

Our 2006 estimates of our over-earnings liabilities could change upon the FPSC finalization of our earnings expected during 2008. The FPSC determines the disposition of over-earnings with alternatives that include refunds to customers, funding storm or environmental reserves, or reducing any depreciation reserve deficiency.

Storm Preparedness Expenses

Regulators continue to focus on hurricane preparedness and storm recovery issues for utility companies. Newly mandated storm preparedness initiatives could impact our operating expenses and capital expenditures in 2008. The current forecast is not expected to exceed additional annual expenditures of approximately $590,000. It is possible that additional regulation and rules will be mandated regarding storm related expenditures over the next several years. We requested that the FPSC allow us to recover the cost of the newly mandated storm preparedness initiatives and to defer these storm-related expenditures until we receive recovery through a rate increase. The recovery of these costs and revisions, if any, of our storm preparedness initiatives will be considered in our upcoming electric rate proceeding in the first quarter of 2008.

Land Purchase

We purchased land for $3.5 million in July 2007 for a new South Florida operations facility.  We are in the process of preparing plans for a building on this property and expect to begin construction in 2008.

Summer Glen Conversion

In September we successfully completed the conversion of 491 homes from propane to natural gas within a large gated community in our Central Florida Division.  The conversion will allow customers to take advantage of lower natural gas rates and provide the Company with greater customer retention. The community is still in the process of building new homes and when completed will result in 1,000 residential natural gas accounts.

Medical Insurance

We continue to experience increases in our medical insurance costs. Based on negotiations, management expects an increase of approximately 13% or $300,000 in 2008 over 2007.

Electric Base Rate Proceeding

We filed a request with the FPSC in the third quarter of 2007 for a base rate increase in our electric segment. This request includes recovery of increased expenses and capital expenditures since our last rate proceeding in 2004, as well as additional storm-preparedness expenditures as discussed above. Finalization of this request and approval, if any, of an electric base rate increase would not occur until the second quarter of 2008.

Interim rate relief for partial recovery of the increased expenditures was approved by the Commission on October 23, 2007. Interim rates which should produce additional annual revenues of approximately $800,000 went into effect for meter readings on and after November 22, 2007. The permanent rates may differ from the interim rates, and the interim rates are collected subject to refund with interest.

If the Commission approves partial recovery instead of full recovery of the requested rate increase including recovery of increased expenses, return on capital expenditures or our requested cost of common equity, the impact to our 2008 and future net operating income in our electric segments could be lower than anticipated.

Electric Depreciation Study

On January 29, 2008, the Commission approved new electric depreciation rates effective January 1, 2008 that are expected to increase depreciation expense by approximately $300,000 in 2008. Management expects the Commission will approve recovery of this increased depreciation expense in our 2008 electric rate proceeding.

Regulatory Asset/Liability - Retirement Plans

The Company filed a petition with the Florida Public Service Commission in 2008 for approval to defer a portion of our costs associated with FASB 158 in a regulatory asset or liability that would have otherwise been recorded in equity.  In February 2008, the FPSC approved deferral of these costs associated with our regulated pension and retiree’s medical plan.

Contractual Obligations

Table of Contractual Obligations (Dollars in thousands)
Payments due by period:	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term Debt Obligations	$52,490	$1,409	$2,818	$2,818	$45,445
Long-term Debt Interest	59,955	3,880	7,349	6,800	41,926
Unrecognized Tax Benefits	268	268	-	-	-
Natural Gas and Propane Gas Purchase Obligations	64,791	41,865	12,548	5,255	5,123
Electric Purchase Obligations	282,800	26,800	53,600	53,600	148,800
Other Purchase Obligations	4,220	1,771	2,356	29	64
Total	$464,524	$75,993	$78,671	$68,502	$241,358

Long-term Debt Obligations

The Long-term debt obligations are principal amounts.

Long-term Debt Interest

The Long-term debt interest represents the interest obligation on our Mortgage Bonds.

FIN 48 Obligations

We performed an assessment of our uncertain tax positions as of December 31, 2007, and recognized a FIN 48 liability for various tax positions relating solely to the timing of various tax deductions.  These tax positions relate to the 2004 through 2007 tax years.

Natural Gas and Propane Gas Purchase Obligations

Our Natural Gas Purchase Obligations consist of those contracts necessary to arrange for the purchase of natural gas to meet our demand requirements as well as those contacts necessary to arrange for the interstate and intrastate transport to our gate stations.  In addition, our Propane Gas Purchase Obligations consist of those contracts necessary to arrange for the purchase and delivery of propane gas to our storage facilities to meet demand requirements.

Electric Purchase Obligations

During 2006 we completed negotiations and executed final contracts for the supply of electricity in our Northeast division beginning January 1, 2007 and our Northwest division beginning in January 1, 2008. The new contracts, effective in 2007 and 2008, significantly increased our contractual obligations over prior years due to a minimum purchase provision.

Purchase Obligations

A purchase order is considered an obligation if it is associated with a contract or is authorizing a specific purchase of material. The Other Purchase Obligation amount presented above represents the amount of open purchase orders.

Pension, Medical Postretirement and Other Obligations

Our pension plan continues to meet all funding requirements under ERISA regulations; however, under current actuarial assumptions contributions may be required as early as 2009.  Current projections indicate that we will make a voluntary contribution of $250,000 in 2008 for our 2007 pension plan year and will continue in future years to make contributions as required by the Pension Protection Act funding rules. These payments are not included in the Contractual Obligations table.

Environmental cleanup is anticipated to require approximately $1.4 million in 2008, the remainder to be paid in following years. These payments are not included in the Contractual Obligations table.

We have medical postretirement payments relating to retiree medical insurance. These payments are not included in the Contractual Obligations table. Estimated future payments are described in Note 12 in the Notes to Consolidated Financial Statements.

Dividends

We have historically paid dividends. It is our intention to continue to pay quarterly dividends for the foreseeable future.  Our dividend policy is reviewed on an ongoing basis by our Board of Directors and is dependent upon our future earnings, cash flow, financial condition, capital requirements and other factors.

Line of Credit

In March 2008, we amended our line of credit with Bank of America to allow us, upon 30 days notice, to increase our maximum credit line to $26 million from $20 million. The new agreement expires July 1, 2010. The amendment also reduces the interest rate paid on borrowings by 0.10% or 10 basis points. The new interest rate terms, if effective for 2007, would have reduced our overall average interest rate for 2007 to approximately 5.7% from 5.8% as of December 31, 2007.

Other

Impact of Recent Accounting Standards

Financial Accounting Standard No. 157

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. This Statement clarifies fair value as the market value received to sell an asset or paid to transfer a liability, that is, the exit value, and applies to any assets or liabilities that require recurring determination of fair value.  The measurement includes any applicable risk factors and does not include any adjustment for volume.  On February 12, 2008, the FASB issued proposed FASB Staff Position No. FAS No. 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. The Company expects to adopt SFAS No. 157 effective January 1, 2009. The Company is still evaluating the impact adoption of this Statement will have on our financial condition or results of operation.

Financial Accounting Standard No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits measurement at fair value of certain firm commitments, nonfinancial insurance contracts and warranties, host financial instruments and recognized financial assets and liabilities, excluding consolidating investments in subsidiaries, consolidating variable interest entities, various forms of deferred compensation agreements, leases, depository institution deposit liabilities and financial instruments included in shareholders’ equity.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect to adopt SFAS No. 159.

Financial Accounting Standard No. 160

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This standard requires noncontrolling ownership interests be disclosed separately in equity, separate disclosure of income contributable to each party, changes in controlling interests be reported consistently, and deconsolidation be measured at fair value. As the company does not currently have any noncontrolling interests this standard will not have an impact on our financial condition or results of operations until the Company acquires a noncontrolling interest.

Financial Accounting Standard No. 141R

In December 2007, the FASB issued a revision to Statement No. 141, “Business Combinations”. This statement is effective prospectively for business combinations occurring on or after January 1, 2009 for our company.  This revision broadens the scope of a business combination to include transactions in which no consideration has been exchanged, sets the acquisition date as the date control is obtained, replaces the cost allocation method with fair value method to assign values to assets and liabilities assumed, requires restructuring costs to be recorded separate of the business combination, and does not permit deferral of contractual contingencies at acquisition date.  As this revision is adopted prospectively and all qualifying future business combinations would be evaluated under the new provisions, the effects on our results of operations will depend on the nature and size of any future acquisitions.

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

Criteria that give rise to the discontinuance of SFAS 71 include increasing competition that restricts our ability to establish prices to recover specific costs, and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.  We periodically review these criteria to ensure that the continuing application of SFAS 71 is appropriate.  Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, we believe that our regulatory assets are probable of recovery.

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

Forward-Looking Statements (Cautionary Statement)

This report contains forward-looking statements including those relating to the following expectations:

•

Based on our current expectations for cash needs, including cash needs relating to construction of the South Florida operations facility, we may choose to consider an equity or debt financing.

•

Our anticipation of continued compliance in the foreseeable future with our LOC covenants.

•

Our expectation that cash requirements will increase significantly in the future due to environmental clean-up costs, sinking fund payment on long-term debt and pension contributions.

•

Storm hardening related expenditures may be necessary in 2008 and the total cost may be significant. We may receive recovery for these expenditures.

•

Our 2006 over-earnings liability in natural gas will materialize as estimated.

•

We expect higher fuel costs in our electric divisions could have an impact on electric consumption.

•

The Summer Glen customer growth will occur as expected.

•

Finalization and approval of an electric base rate increase is expected in the second quarter of 2008.

•

Medical expenses are expected to increase in 2008.

•

Management does not anticipate the housing market will rebound in 2008.

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

We have decided not to implement a hedging plan combining purchasing caps and swaps. We had tentatively decided that on a rolling four-quarter basis, we would purchase a “cap” on approximately one-third of our forecast propane volume purchases and pre-buy or hedge with a swap one-third of our forecast anticipated propane purchases.  Instead, we decided to use a combination of pre-purchasing propane gas and purchasing at fluctuating market prices. As of December 31, 2007, we had not entered into any hedging activities, and we do not anticipate entering into hedging activities in 2008.

We have no exposure to equity risk, as we do not hold any material equity instruments. Our exposure to interest rate risk is limited to investments held for environmental costs, the long-term notes receivable from the sale of our water division and short-term borrowings on the line of credit. The investments held for environmental costs are short-term fixed income debt securities whose carrying amounts are not materially different than fair value. The short-term borrowings were approximately $11.1 million at the end of December 2007. We do not believe we have material market risk exposure related to these instruments. The indentures governing our two first mortgage bond series outstanding contain "make-whole" provisions (pre-payment penalties that charge for lost interest), which render refinancing impracticable until sometime after 2010.

Our non-interest bearing long-term receivable from the sale of the water operations was discounted at 4.34%. A hypothetical 0.5% (50 basis points) increase in the interest rate used would change the current fair value from $5.9 million to $5.8 million.

In 2007, a hypothetical 0.5% (50 basis points) decrease in the long-term interest rate on $52.5 million debt excluding unamortized debt discount would change the fair value from $60 million to $63 million.

Changes in short-term interest rates could have an effect on income depending on the balance borrowed on the variable rate line of credit.  We had short-term debt of $11.1 million on December 31, 2007 and $3.5 million on December 31, 2006.  A hypothetical 1% increase in interest rates would have resulted in a decrease in annual earnings for 2007 by $110,000 and for 2006 by $35,000, based on year-end borrowings.

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31
Revenues	2007	2006	2005
Natural gas	$64,850	$71,139	$69,094
Electric	55,521	48,527	47,450
Propane gas	16,171	15,115	13,741
Total revenues	136,542	134,781	130,285
Cost of Fuel and Other Pass Through Costs	87,821	85,971	82,804
Gross Profit	48,721	48,810	47,481
Operating Expenses
Operation	25,178	24,422	23,143
Maintenance	3,402	3,484	3,566
Depreciation and amortization	8,286	7,742	7,266
Taxes other than income taxes	3,034	2,985	2,869
Total operating expenses	39,900	38,633	36,844
Operating Income	8,821	10,177	10,637
Other Income and (Deductions)
Merchandise and service revenue	3,177	4,322	4,590
Merchandise and service expenses	(2,801)	(4,071)	(4,664)
Other income	690	620	569
Other deductions	(19)	(33)	(29)
Interest expense on long-term debt	(3,948)	(3,949)	(3,949)
Interest expense on short-term borrowings	(187)	(108)	(79)
Interest expense on customer deposits and other	(735)	(551)	(540)
Total other deductions – net	(3,823)	(3,770)	(4,102)
Earnings Before Income Taxes	4,998	6,407	6,535
Income Taxes	(1,697)	(2,238)	(2,287)
Net Income	3,301	4,169	4,248
Preferred Stock Dividends	29	29	29
Earnings for Common Stock	$3,272	$4,140	$4,219
Earnings Per Common Share (basic and diluted)	$.54	$.69	$.71
Dividends Declared Per Common Share	$.45	$.43	$.41
Average Shares Outstanding	6,039,767	5,993,589	5,952,684

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
	December 31,
ASSETS	2007	2006
Utility Plant
Natural gas	$104,770	$95,393
Electric	76,520	72,776
Propane gas	17,141	17,153
Common	3,953	3,646
Total	202,384	188,968
Less accumulated depreciation	64,012	59,757
Net utility plant	138,372	129,211

Current Assets
Cash	3,478	84
Accounts receivable	12,269	12,199
Notes receivable	298	298
Allowance for uncollectible accounts	(326)	(429)
Unbilled receivables	1,879	1,957
Inventories (at average or unit cost)	4,251	4,120
Prepaid expenses	861	963
Under-recovery of fuel costs	-	862
Deferred charges – current	125	238
Other regulatory assets – storm reserve current	-	228
Other regulatory assets- environmental, current	456	456
Investments held for environmental costs - current	3,444	3,364
Deferred income taxes - current	949	418
Total current assets	27,684	24,758

Other Assets

Other regulatory assets – storm reserve	-	55
Other regulatory assets – environmental	7,197	7,815
Other regulatory assets – retirement plans	-	587
Long-term receivables and other investments	5,622	5,740
Deferred charges	6,634	6,258
Goodwill	2,405	2,405
Intangible assets (net)	4,430	4,405
Total other assets	26,288	27,265
Total	$192,344	$181,234

  See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
	December 31,
CAPITALIZATION AND LIABILITIES	2007	2006
Capitalization
Common shareholders' equity	$48,946	$47,572
Preferred stock	600	600
Long-term debt	49,363	50,702
Total capitalization	98,909	98,874

Current Liabilities
Line of credit	11,122	3,466
Accounts payable	9,901	10,279
Long term debt - current	1,409	-
Insurance accrued	218	181
Interest accrued	1,163	789
Other accruals and payables	2,729	2,410
Environmental liability - current	1,379	613
Taxes accrued	2,168	1,180
Over-earnings liability	26	722
Over-recovery of fuel costs	2,761	3,656
Over-recovery of conservation	446	355
Customer deposits	10,547	9,608
Total current liabilities	43,869	33,259

Other Liabilities
Deferred income taxes	16,630	17,101
Unamortized investment tax credits	266	335
Environmental liability	12,250	13,140
Regulatory liability – cost of removal	9,359	8,800
Regulatory tax liabilities	796	876
Regulatory liability – retirement plan	564	-
Long-term medical and pension reserve	4,817	4,580
Customer advances for construction	2,497	2,633
Regulatory liability – storm reserve	2,387	1,636
Total other liabilities	49,566	49,101
Total	$192,344	$181,234
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CAPITALIZATION (Dollars in thousands)
	December 31,
	2007	2006
Common Shareholders' Equity
Common stock, $1.50 par value, authorized 10,000,000 shares; issued 6,182,983 shares in 2007; issued 6,166,648 shares in 2006	$9,275	$9,250
Paid-in capital	6,076	6,054
Retained earnings	35,797	35,213
Accumulated other comprehensive income/(loss), retirement plan adjustment, net of income tax benefit	88	(103)
Treasury stock - at cost (129,223 shares in 2007, 160,349 shares in 2006)	(2,290)	(2,842)
Total common shareholders' equity	48,946	47,572
Preferred Stock
4 ¾% Series A, $100 par value, redemption price $106, authorized and outstanding 6,000 shares	600	600

4 ¾% Series B Cumulative Preferred, $100 par value, redemption price $101, authorized 5,000 and none issued	-	-

$1.12 Convertible Preference, $20 par value, redemption price $22, authorized 32,500 and none issued	-	-
Total preferred stock	600	600
Long-Term Debt
First mortgage bonds series
9.57 % due 2018	9,091	10,000
10.03 % due 2018	5,000	5,500
9.08 % due 2022	8,000	8,000
4.90 % due 2031	14,000	14,000
6.85 % due 2031	14,990	15,000
Unamortized debt discount	(1,718)	(1,798)
Total long-term debt	49,363	50,702
Total Capitalization	$98,909	$98,874
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (Dollars in thousands)

Common Stock
	Shares Issued	Aggregate Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares Cost	Treasury Shares	Common Shareholders’ Equity
Balances as of December 31, 2004	6,130,097	$9,195	$5,806	$31,849	$ -	$(3,637)	205,241	$43,213
Net income	-	-	-	4,248	-	-	-	4,248
Dividends	-	-	-	(2,472)	-	-	-	(2,472)
Stock plans	22,579	34	192	-	-	288	(16,247)	514
Balances as of December 31, 2005	6,152,676	9,229	5,998	33,625	-	(3,349)	188,994	45,503
Net income	-	-	-	4,169	-	-	-	4,169
Accumulated other comprehensive loss, retirement plans adjustment, net of tax	-	-	-	-	(103)	-	-	(103)
Dividends	-	-	-	(2,581)	-	-	-	(2,581)
Stock plans	13,972	21	56	-	-	507	(28,645)	584
Balances as of December 31, 2006	6,166,648	9,250	6,054	35,213	(103)	(2,842)	160,349	47,572
Net income	-	-	-	3,301	-	-	-	3,301
Accumulated other comprehensive income, retirement plans adjustment, net of tax	-	-	-	-	191	-	-	191
Dividends	-	-	-	(2,717)	-	-	-	(2,717)
Stock plans	16,335	25	22	-	-	552	(31,126)	599
Balances as of December 31, 2007	6,182,983	$9,275	$6,076	$35,797	$88	$(2,290)	129,223	$48,946

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$3,301	$4,169	$4,248
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,286	7,742	7,266
Deferred income taxes	(1,198)	(2,003)	(153)
Bad debt expense	448	623	359
Investment tax credits	(69)	(75)	(81)
Other	886	805	751
Interest income from sale of non-utility property	(253)	(252)	(192)
Compensation expense from the issuance of stock	47	88	58
Effects of changes in:
Receivables	(620)	3,115	(4,513)
Unbilled receivables	78	(39)	367
Inventories and prepayments	68	711	(495)
Accounts payable and accruals	4,826	(976)	5,560
Over (under) recovery of fuel and other pass through costs	58	6,500	(3,171)
Area expansion program deferred costs	(313)	238	109
Regulatory asset and environmental liability	175	584	429
Other	(1,194)	(1,140)	(329)
Net cash provided by operating activities	14,526	20,090	10,213
Cash Flows from Investing Activities:
Construction expenditures	(16,740)	(13,116)	(12,441)
Customer advances received for construction	(210)	361	454
Purchase of long-term investments	(80)	(106)	(75)
Proceeds received on notes receivable	371	321	304
Other	-	(15)	-
Net cash used in investing activities	(16,659)	(12,555)	(11,758)
Cash Flows from Financing Activities:
Net change in short-term borrowings	7,656	(6,092)	3,733
Proceeds from common stock plans	552	497	456
Dividends paid	(2,681)	(2,551)	(2,448)
Net cash provided by (used in) financing activities	5,527	(8,146)	1,741
Net Increase (Decrease) in Cash	3,394	(611)	196
Cash at Beginning of Year	84	695	499
Cash at End of Year	$3,478	$84	$695
Supplemental Cash Flow Information
Cash was paid during the years as follows:
Interest	$4,375	$4,777	$4,469
Income taxes	$1,984	$3,298	$2,698

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Summary of Significant Accounting and Reporting Policies

A. General

The Company is an operating public utility engaged principally in the purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas.  The Company is subject to the jurisdiction of the Florida Public Service Commission (FPSC) with respect to its natural gas and electric operations.  The suppliers of electric power to the Northwest Florida division and of natural gas to the natural gas divisions are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  The Northeast Florida division is supplied most of its electric power by a municipality which is exempt from FERC and FPSC regulation.  The Company also distributes propane gas through a non-regulated subsidiary.

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

C. Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of these estimates include the accruals for pensions, allowance for doubtful accounts, environmental liabilities, liability reserves, unbilled revenue, regulatory deferred tax liabilities and over-earnings liability.  Actual results may differ from these estimates and assumptions.

D. Reclassifications

Certain amounts in the prior years' financial statements have been reclassified to conform to the 2007 presentation.

E. Regulation

The financial statements are prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 – "Accounting for the Effects of Certain Types of Regulation".  SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation.  A regulated utility may defer recognition of a cost (a regulatory asset) or show recognition of an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues.  The Company has recognized certain regulatory assets and liabilities in the consolidated balance sheets.  The Company believes that the FPSC will continue to allow recovery of such items through rates.  As these regulatory assets and liabilities are recovered through rates or paid through a reduction of rates, the assets and liabilities are amortized to revenue and expense. In the event that a portion of the Company’s operations are no longer subject to the provisions of SFAS No. 71, the Company would be required to write-off related regulatory assets and liabilities that are not specifically recoverable through regulated rates.  In addition, the Company would be required to determine if an impairment related to other assets exists, including plant, and write-down the assets, if impaired, to their fair value.  The Company would be required to expense the regulatory assets and record revenue or reduce expenses for the regulatory liabilities, with the exception of the deferred retirement plan which would be recorded to Other Comprehensive income (loss) and cost of removal, if they no longer were subject to the provisions of SFAS No. 71, or the FPSC disallowed the deferral of these regulatory assets and liabilities. Upon disallowance, it is possible some liabilities would have to be refunded to customers.

Summary of Regulatory Assets and Liabilities
(Dollars in thousands)
	2007	2006
Assets
Deferred development costs (1)	$ 4,265	$ 3,952
Unamortized fuel related regulatory costs (5)	36	48
Environmental assets (2)	7,653	8,271
Storm Reserve assets (3)	-	283
Deferred retirement plan costs (4)	-	587
Unamortized Rate Case expense (7)	535	368
Under-recovery of fuel costs (6)	-	862
Unamortized piping and conversion costs (1)	1,379	1,521
Unamortized loss on reacquired debt (1)	190	209
Total Regulatory Assets	$14,058	$16,101

Liabilities
Tax liabilities (8)	$ 796	$ 876
Cost of removal (9)	9,359	8,800
Deferred retirement plan costs (4)	564	-
Storm reserve liabilities(3)	2,387	1,636
Over-recovery of fuel costs (6)	2,761	3,656
Over-recovery of conservation (6)	446	355
Over-earnings liability (3)	26	722
Total Regulatory Liabilities	$16,339	$16,045

(1)

Deferred development costs, unamortized piping and conversion costs, and unamortized loss on reacquired debt are included in deferred charges in the consolidated balance sheets.

(2)

The Company has included the amount due from customers as a regulatory asset for environmental costs. The FPSC authorized recovery of these environmental costs from customers over 20 years.

(3)

The Commission ordered disposition of our 2005 over-earnings to eliminate the related regulatory asset-storm reserve and the storm surcharge collected from customers in our natural gas operations. The remaining over-earnings was used to fund a storm reserve for future storm costs in our natural gas division.  Our natural gas storm reserve is approximately $613,000 as of December 31, 2007 as a result of this order.

(4)

The actuarial valuation of the retirement plan obligations has been completed and the recognition provisions of Statement 158 at December 31, 2006 resulted in a regulatory asset for the portion of the loss of $587,000 and at December 31, 2007 resulted in a regulatory liability for $564,000.

(5)

The Company has deferred certain regulatory fuel-related costs and as of January 2006 has been amortizing these over five years according to a FPSC order in the November 2005 fuel hearings.

(6)

The Company has certain costs that are passed directly through to customers for recovery including fuel and conservation costs. There are amounts related to these expenses that are either over or under-recovered in a calendar year. These over-recoveries will be returned to customers and under-recoveries will be collected from customers in the following year, but both are deferred in the current period.

(7)

The Company has costs associated with preparing and filing a rate proceeding before the FPSC. These costs are amortized over a four or five year period. This represents the unamortized portion of these costs. The Company has incurred additional rate case costs associated with the electric filing expected to be finalized in 2008. The additional costs are expected to be amortized over a four year period beginning mid 2008.

(8)

The Company has deferred tax liabilities associated with property. The Company uses a FPSC-approved method to amortize these liabilities.

(9)

The Company has a liability for the estimated future costs to remove or retire existing fixed assets.

The base revenue rates for regulated segments are determined by the FPSC and remain constant until a request for an increase is filed and approved by the FPSC or the FPSC orders the Company to reduce their rates.  For the Company to recover increased costs from the effects of inflation and construction expenditures for regulated segments, a request for an increase in base revenues would be required. Separate filings would be required for the electric and natural gas segments.  The Company is currently seeking rate relief in their electric segment, and approval, if any, is expected in the second quarter of 2008.

At December 31, 2007, all of our regulatory assets and all of our regulatory liabilities are reflected or are expected to be reflected in rates charged to customers.

Criteria that give rise to the discontinuance of SFAS 71 include increasing competition that restricts our ability to establish prices to recover specific costs, and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.  We periodically review these criteria to ensure that the continuing application of SFAS 71 is appropriate.  Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, we believe that our regulatory assets are probable of recovery.

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

Annually, any earnings in excess of this maximum amount permitted in the base rates are accrued for as an over-earning liability and revenues are reduced an equivalent amount. The calculations supporting these liabilities are complex and involve a variety of projections and estimates before the ultimate settlement of such obligations. The FPSC determines the disposition of any over-earnings with alternatives that include refunding to customers, funding storm damage or environmental reserves, or reducing any depreciation reserve deficiency.

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

Interim rate relief for partial recovery of the increased expenditures was approved by the Commission on October 23, 2007. Interim rates which should produce additional annual revenues of approximately $800,000 went into effect for meter readings on and after November 22, 2007. The permanent rates may differ from the interim rates, and the interim rates are collected subject to refund with interest.

H.

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company remits to governmental authorities various taxes collected from customers throughout the year including gross receipts and franchise taxes. These taxes are pass through revenues and expenses and do not impact the Company’s results of operations. The amount of gross receipts and franchise taxes for the year ending December 31, 2007 and 2006 was $7.1 million and $6.9 million, respectively.

I. Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on historical information and trended current economic conditions.  The following is a summary of the activity in Allowance for Doubtful Accounts for the years ending December 31:

Allowance for Doubtful Accounts (Dollars in thousands)
	Balance at Beginning of Year	Write-offs	Provisions to Bad Debt Expense	Balance at End of Year
2005	$ 269	356	359	$ 272
2006	$ 272	466	623	$ 429
2007	$ 429	551	448	$ 326

      J. Utility Plant and Depreciation

Utility plant is stated at original cost.  The propane gas utility plant that was acquired through acquisitions was stated at fair market value when acquired.  Additions to utility plant include contracted services, direct labor, transportation and materials for additions.  Units of property are removed from utility plant when retired.  Maintenance and repairs of property and replacement and renewal of items determined not to be units of property are charged to operating expenses.  Substantially all of the utility plant and the shares of Flo-Gas Corporation collateralize the Company's first mortgage bonds.

Utility Plant
(Dollars in thousands)
Plant Classification	Annual Composite Depreciation Rate	2007	2006
Land		$ 4,675	$ 1,130
Buildings	2.0% to 4.9%	7,085	6,991
Distribution	2.0% to 7.5%	167,252	158,010
Transmission	2.2% to 3.8%	6,894	6,878
Equipment	2.2% to 20.0%	13,307	12,700
Furniture and Fixtures	4.8% to 20.0%	417	392
Work-in-Progress		2,754	2,867
		$ 202,384	$ 188,968

Depreciation for the Company’s regulated segments is computed using the composite straight-line method at rates prescribed by the FPSC for financial accounting purposes.  Propane gas depreciation is computed using a composite straight-line method at an average rate based on estimated average life of approximately 20-30 years.  Such rates are based on estimated service lives of the various classes of property.  Depreciation provisions on average depreciable property approximate 3.8% in 2007, 3.9% in 2006 and 3.9% in 2005. Depreciation expense was $6.7 million, $6.2 million and $5.7 million for 2007, 2006 and 2005, respectively.

K. Impact of Recent Accounting Standards

Financial Accounting Standard No. 157

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”.  This Statement clarifies fair value as the market value received to sell an asset or paid to transfer a liability, that is, the exit value, and applies to any assets or liabilities that require recurring determination of fair value.  The measurement includes any applicable risk factors and does not include any adjustment for volume.  On February 12, 2008, the FASB issued proposed FASB Staff Position No. FAS No. 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. The Company expects to adopt SFAS No. 157 effective January 1, 2009. The Company is still evaluating the impact adoption of this Statement will have on our financial condition or results of operation.

Financial Accounting Standard No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement permits measurement at fair value of certain firm commitments, nonfinancial insurance contracts and warranties, host financial instruments and recognized financial assets and liabilities, excluding consolidating investments in subsidiaries, consolidating variable interest entities, various forms of deferred compensation agreements, leases, depository institution deposit liabilities and financial instruments included in shareholders’ equity.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect to adopt SFAS No. 159.

Financial Accounting Standard No. 160

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This standard requires noncontrolling ownership interests be disclosed separately in equity, separate disclosure of income contributable to each party, changes in controlling interests be reported consistently, and deconsolidation be measured at fair value. As the company does not currently have any noncontrolling interests this standard will not have an impact on our financial condition or results of operations until the Company acquires a noncontrolling interest.

Financial Accounting Standard No. 141R

In December 2007, the FASB issued a revision to Statement No. 141, “Business Combinations”. This statement is effective prospectively for business combinations occurring on or after January 1, 2009 for our company.  This revision broadens the scope of a business combination to include transactions in which no consideration has been exchanged, sets the acquisition date as the date control is obtained, replaces the cost allocation method with fair value method to assign values to assets and liabilities assumed, requires restructuring costs to be recorded separate of the business combination, and does not permit deferral of contractual contingencies at acquisition date.  As this revision is adopted prospectively and all qualifying future business combinations would be evaluated under the new provisions, the effects on our results of operations will depend on the nature and size of any future acquisitions.

L. Earnings Per Share

The Company includes earnings per common share (basic and diluted) on the consolidated statements of income. The Company does not have dilutive or anti-dilutive shares.

2.  Goodwill and Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company does not amortize goodwill or intangibles with indefinite lives.  The Company periodically tests the applicable reporting segments, natural gas and propane gas, for impairment. In the event a segment becomes impaired, the Company would write-down the associated goodwill and intangible assets with indefinite lives to fair value. The impairment tests performed in 2006 and 2007 showed no impairment for either reporting segment.

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

Intangible assets associated with the Company’s acquisitions and software have been identified as a separate line item on the balance sheet.  Summaries of those intangible assets at December 31 are as follows:

Intangible Assets
(Dollars in thousands)
		2007	2006
Customer distribution rights	(Indefinite life)	$ 1,900	$ 1,900
Customer relationships	(Indefinite life)	900	900
Software	(Five to nine year life)	3,499	3,122
Accumulated amortization		(1,869)	(1,517)
Total intangible assets, net of amortization		$4,430	$ 4,405

The 2007 amortization expense of computer software is approximately $352,000. The Company expects the amortization expense of computer software to be approximately $300,000 annually over the next five years, with the current level of software investment.

3.  Over-earnings-Natural Gas

The FPSC approves rates that are intended to permit a specified rate of return on investment and limits the maximum amount of earnings of regulated operations. The Company has agreed with the FPSC staff to limit the earned return on equity for regulated natural gas and electric operations.

In 2007, there were no estimated natural gas over-earnings.

The Company recorded estimated 2006 over-earnings for regulated natural gas operations of $25,000. Interest accrued on this estimated over-earnings as of December 31, 2007 is $1,300. This liability is included in the over-earnings liability on the Company’s consolidated balance sheet of December 31, 2007. The calculations supporting these liabilities are complex and involve a variety of projections and estimates before the ultimate settlement of such obligations. Estimates may be revised as expectations change and factors become known and determinable.

The 2006 over-earnings liability is based on the Company’s best estimate, but the amount could change upon the FPSC finalization expected in 2008. The FPSC determines the disposition of over-earnings with alternatives that include refunding to customers, increasing storm damage or environmental reserves or reducing any depreciation reserve deficiency.

On August 14, 2007 the Commission finalized the disposition of 2005 over-earnings for the natural gas segment. Total over-earnings was determined to be $666,000, plus interest of $76,000.

The Commission ordered disposition of 2005 over-earnings to eliminate the related regulatory asset-storm reserve in natural gas operations and the storm surcharge collected from customers. The remaining over-earnings was used to fund a storm reserve for any future storm costs.

2005 Natural Gas Over-Earnings Summary (Dollars in thousands)
	December 31, 2007
	Before Application of PSC Order	2007 Adjustment	After Application of PSC Order
Current Assets:
Other regulatory assets-storm reserve current	$ 116	$ (116)	$ 0

Assets:
Other regulatory assets-storm reserve	13	(13)	0

Capitalization and Liabilities:
Over-earnings liability	768	(742)	26
Regulatory liability -storm reserve	1,774	613	2,387

Revenues:
Natural Gas Revenue	64,866	(16)	64,850

Other Income and (Deductions):
Interest expense on customer deposits and other	(659)	(76)	(735)

4.  Storm Reserves

As of December 31, 2007, the Company had a storm reserve of approximately $1.8 million for the electric segment and approximately $613,000 for the natural gas segment. The Company does not have a storm reserve for the propane gas segment.

As noted above, in the August 2007 the Commission ordered disposition of 2005 over-earnings to eliminate the related regulatory asset – storm reserve in natural gas operations and the storm surcharge collected from customers. The remaining over-earnings was used to fund a storm reserve for any future storm costs.

5.  Income Taxes

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

At January 1, 2007, we performed an analysis of tax positions taken and expected to be taken on the tax returns and assessed the technical merits of each tax position by relying on legislation, statutes, common legislative intent, regulations, rulings and case law and determined that the Company has no material uncertain tax positions.

In February of 2007, the IRS selected our 2003 and 2004 tax years for examination. As of December 31, 2007, the IRS examination was not complete.  We performed an assessment of our uncertain tax positions as of December 31, 2007, and recognized a FIN 48 liability for various tax positions relating solely to the timing of various tax deductions.  A disallowance of the shorter deductibility period for these tax positions would not affect the annual effective income tax rate.  These tax positions relate to the 2004 through 2007 tax years.  The effects of these tax positions are disclosed in the reconciliation below.

Changes during the year in unrecognized tax benefits were as follows:

(Dollars in thousands)

Balance at January 1, 2007	$ -
Additions based on tax positions related to the current year	(23)
Additions for tax positions of prior years	291
Reductions for tax positions of prior years	-
Settlements	-
Balance at December 31, 2007	$ 268

In February 2008, the IRS submitted its Notice of Proposed Adjustment to us.  We have reviewed and expect to agree to the IRS proposed audit adjustments in March 2008.

It is reasonably possible that a liability associated with uncertain tax positions may arise within the next twelve months.  These changes may be the result of the ongoing IRS audit, the expiration of statutes of limitations or from other developments. At this time an estimate of reasonably possible outcomes cannot be made.

We are subject to taxation in the United States and the State of Florida.  Our tax years from 2004 through 2007 are subject to examination by the tax authorities.

The Company’s policy regarding interest and penalties related to income tax matters is to recognize such items separately and not as components of income tax expense.  For the year ended December 31, 2007 we have recognized $44,000 in interest expense and accrued interest and no penalty expense related to income tax matters.

Deferred income taxes are provided on all significant temporary differences between the financial statements and tax basis of assets and liabilities at currently enacted tax rates.  Investment tax credits have been deferred and are amortized based upon the average useful life of the related property in accordance with the rate treatment.

           A. Provision for Income Taxes

                The provision (benefit) for income taxes consists of the following:

(Dollars in thousands)
	2007	2006
Current payable
Federal	$2,518	$3,652
State	446	664
Current	2,964	4,316
Deferred
Federal	(1,028)	(1,723)
State	(170)	(280)
Deferred – net	(1,198)	(2,003)

Investment tax credit	(69)	(75)

Total income taxes	$1,697	$2,238

B. Effective Tax Rate Reconciliation

The difference between the effective income tax rate and the statutory federal income tax rate applied to pretax income is as follows:

(Dollars in thousands)	Years ended December 31,
	2007	2006	2005
Federal income tax at statutory rate (34%)	$1,699	$2,178	$2,222
State income tax, net of federal benefit	181	233	237
Investment tax credit	(69)	(75)	(81)
Tax exempt interest	(85)	(85)	(71)
Other	(29)	(13)	(20)
Total provision for income taxes	$1,697	$2,238	$2,287

       C. Deferred Income Taxes

Temporary differences which produce deferred income taxes in the accompanying   consolidated balance sheets are as follows:

(Dollars in thousands)	Years ended December 31,
Deferred tax assets:	2007	2006
Environmental liability	$ 2,249	$ 2,063
Self insurance liability	763	774
Storm reserve liability	898	509
Vacation payable	384	357
Other deferred credits	-	15
Allowance for doubtful accounts	123	162
Amortizable customer based intangibles	670	-
General liability	82	68
Rate refund liability	10	271
Pension liability	1,086	789
Under/over-recovery of conservation costs	167	134
Other liabilities	47	37

Total deferred tax assets	6,479	5,179

Deferred tax liabilities:
Utility plant related	20,677	20,274
Deductible intangibles	781	696
Under-recovery of fuel costs	406	643
Deferred rate case expense	201	138
Loss on reacquired debt	71	79
Other	24	32
Total deferred tax liabilities	22,160	21,862

Net deferred income taxes liabilities	$ 15,681	$ 16,683

Deferred tax liabilities included in the consolidated balance sheets are as follows:

(Dollars in thousands)	2007	2006

Deferred income tax asset (liability) – current	$ 949	$ (579)
Deferred income tax liability – long term	(16,630)	(16,104)
Net deferred income tax liabilities	$ (15,681)	$ (16,683)

6.  Capitalization

A. Common Shares Reserved

The Company has 3,817,017 authorized but unissued shares and 129,223 treasury shares as of December 31, 2007. The Company has reserved the following common shares for issuance as of December 31, 2007:

Dividend Reinvestment Plan	37,736
Employee Stock Purchase Plan	24,059
Board Compensation Plan	17,564

B. Preferred Stock

The Company has 6,000 shares of 4 ¾% Series A preferred stock $100 par value authorized for issuance of which 6,000 were issued and outstanding at December 31, 2007. The preferred stock is included in stockholders’ equity on the balance sheet.

The Company also has 5,000 shares, 4 ¾% Series B preferred stock $100 par value authorized for issuance none of which has been issued.

The Company also has 32,500 shares, $1.12 Convertible Preference stock, $20 par value and $22 redemption price, authorized for issuance none of which has been issued.

C. Dividend Restriction

The Company’s Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends.  At December 31, 2007, approximately $9.6 million of retained earnings were free of such restriction and therefore available for the payment of dividends.  The line of credit agreement contains covenants that, if violated, could restrict or prevent the payment of dividends. As of December 31, 2007 the Company was not in violation of these covenants.

D. Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan offers common stock at a discount to qualified employees.

E. Dividend Reinvestment Plan

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

Long-term debt on the balance sheet has been reduced for unamortized debt discount. The unamortized debt discount at December 31 included in long-term debt on the balance sheet is $1.7 million in 2007 and $1.8 million in 2006.

Annual Maturities of Long-Term Debt (Dollars in thousands)

	Total	2008	2009	2010	2011	2012	Thereafter

Long-term Debt	$52,490	$1,409	$1,409	$1,409	$1,409	$1,409	$ 45,445

8.  Line of Credit

In 2004, FPU entered into an amended and restated loan agreement that allows the Company to increase the line of credit upon 30 days notice by the Company to a maximum of $20 million.  In 2006 the agreement was renewed with an expiration date of July 1, 2008. We have not exercised our option to increase the line of credit limit which is currently at $12 million with an outstanding balance of $11.1 million.   The Company reserves $1 million of the line of credit to cover expenses for any major storm repairs in its electric segment.  An additional $250,000 of the line of credit is reserved for a ‘letter of credit’ insuring our propane facilities. In March 2008, we amended our line of credit to allow us, upon 30 days notice, to increase our maximum credit line to $26 million. The new agreement expires July 1, 2010. The amendment also reduces the interest rate paid on borrowings by .10% or 10 basis points. The new interest rate terms, if effective for 2007, would have reduced our overall average interest rate for 2007 to approximately 5.7% from 5.8% as of December 31, 2007.

The average interest rates for the line of credit were as follows as of December 31:

Year	Rate
2007	5.8%
2006	6.2%
2005	5.3%

9.  Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for investments held in escrow for environmental costs, notes payable, taxes accrued and other accrued liabilities approximate fair value.  The fair value of long-term debt excluding the unamortized debt discount is estimated by discounting the future cash flows of each issuance at rates currently offered to the Company for similar debt instruments of comparable maturities. The indentures governing our two first mortgage bond series outstanding contain "make-whole" provisions (pre-payment penalties that charge for lost interest). The values at December 31 are shown below.

	2007		2006
(Dollars in thousands)	Carrying Amounts	Approximate Fair Value	Carrying Amounts	Approximate Fair Value
Long-term debt	$ 52,490	$60,000	$52,500	$ 63,000

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

(Dollars in thousands)

Site	Range From	Range To
West Palm Beach	$ 4,926	$ 18,152
Sanford	727	727
Pensacola and Key West	123	123
Total	$ 5,776	$ 19,002

The Company currently has $13.6 million recorded as our best estimate of the environmental liability. The FPSC approved up to $14 million for total recovery from insurance and rates based on the original 2005 projections as a basis for rate recovery. The Company has recovered a total of $6 million from insurance and rate recovery, net of costs incurred to date.  The remaining balance of $7.6 million is recorded as a regulatory asset.  On October 18, 2004 the FPSC approved recovery of $9.1 million for environmental liabilities.  The amortization of this recovery and reduction to the regulatory asset began on January 1, 2005. The majority of environmental cash expenditures is expected to be incurred before 2010, but may continue for another 10 years.

West Palm Beach Site

The Company is currently evaluating remedial options to respond to environmental impacts to soil and groundwater at and in the immediate vicinity of a parcel of property owned by it in West Palm Beach, Florida upon which the Company previously operated a gasification plant. The Company entered into a Consent Order with the FDEP effective April 8, 1991, that requires the Company to delineate the extent of soil and groundwater impacts associated with the prior operation of the gasification plant and to remediate such soil and groundwater impacts, if necessary. The Company completed field investigations for the contamination assessment task in October 2006.  Thereafter, The Company retained an engineering consultant, The RETEC Group, Inc. (RETEC), to perform a feasibility study to evaluate appropriate remedies for the site to respond to the reported soil and groundwater impacts.  On November 30, 2006, RETEC transmitted a feasibility study to the Company and FDEP.  The feasibility study evaluated a wide range of remedial alternatives. The total costs for the remedies evaluated in the feasibility study ranged from a low of $2.8 million to a high of $54.6 million.  Based on the likely acceptability of proven remedial technologies described in the feasibility study and implemented at similar sites, consulting/remediation costs are projected to range from $4.6 million to $17.9 million. This range of costs covers such remedies as in situ solidification for the deeper impacts, excavation of surficial soils, installation of a barrier wall with a permeable biotreatment zone, or some combination of these remedies.

By letter dated May 7, 2007, FDEP provided its comments to the feasibility study, the substance of which was discussed at a meeting between the Company and FDEP on September 14, 2007.  A response to the comments was submitted by the Company to FDEP on October 31, 2007.  We are currently awaiting FDEP's comments to the response.

Based on the information provided in the feasibility study, remaining legal fees are currently projected to be approximately $295,000. Consulting and remediation costs are projected to range from $4.6 million to $17.9 million. Thus, the Company's total probable legal and cleanup costs for the West Palm Beach site are currently projected to range from $4.9 million to $18.2 million.

Sanford Site

The Company owns a parcel of property located in Sanford, Florida, upon which a gasification plant was operated prior to the Company’s acquisition of the property. Following discovery of soil and groundwater impacts on the property, the Company has participated with four former owners and operators of the gasification plant in the funding of numerous investigations of the extent of the impacts and the identification of an appropriate remedy. On or about March 25, 1998, the Company executed an Administrative Order on Consent (AOC) with the four former owners and operators (collectively, the Group) and the EPA. This AOC obligated the Group to implement a Remedial Investigation/Feasibility Study (RI/FS) and to pay EPA's past and future oversight costs. The Group also entered into a Participation Agreement and an Escrow Agreement on or about April 13, 1998 (WFS Participation Agreement). Work under the RI/FS AOC and RI/FS Participation Agreement is now complete and the Company has no further obligations under either agreement.

In late September 2006, the EPA sent a Special Notice Letter to the Company, notifying it, and the other responsible parties at the site (Florida Power Corporation, Florida Power & Light Company, Atlanta Gas Light Company, and the City of Sanford, Florida, collectively with FPUC, "the Sanford Group"), of EPA's selection of a final remedy for OU1 (soils), OU2 (groundwater), and OU3 (sediments) for the site.  The total estimated remediation costs for the Sanford gasification plant site are now projected to be $12.9 million. The Sanford Group was further advised that the EPA was willing to negotiate a consent decree with the Sanford Group to provide for the implementation of the final remedy approved by the EPA for the site.

In January 2007, the Company and other members of the Sanford Group signed a Third Participation Agreement, which provides for funding the final remedy approved by the EPA for the site.  The Company's share of remediation costs under the Third Participation Agreement is set at a maximum of $650,000, providing the total cost of the final remedy does not exceed $13 million.  At present, it is not anticipated that the total cost will exceed $13 million.  If it does, the Sanford Group members have agreed to negotiate in good faith at such time that it appears that the total cost will exceed $13 million for the allocation of the additional cost.  The Company has advised the other members of the Sanford Group that the Company is unwilling at this time to agree to pay any sum in excess of the $650,000 committed by the Company in the Third Participation Agreement.

On June 26, 2007, the Sanford Group transmitted to the EPA a consent decree signed by all Group Members, providing for the implementation by the Sanford Group of the remedy selected by the EPA for the site.  The consent decree is currently being circulated within the EPA and the United States Department of Justice for execution by those parties.  Thereafter, the consent decree will be lodged with the federal court in Orlando, Florida.  Following a public comment period, it is anticipated that the federal court will enter the consent decree.  The Sanford Group will then be obligated to implement the remedy approved by the EPA for the site.

Remaining legal fees and costs are currently projected to be approximately $77,000. The Company's obligation under the Third Participation Agreement is $650,000. Thus, the Company's total probable legal and cleanup costs for the Sanford site are currently projected to be approximately $727,000.

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

Consulting and remediation costs are projected to be $26,000 and legal fees are projected to be $4,000, for total probable costs for the Pensacola site of $30,000.

Key West Site

From 1927-1938, we owned and operated a gasification plant in Key West, Florida. The plant discontinued operations in the late 1940s; the property on which the plant was located is currently used for a propane gas distribution business. In March 1993, a Preliminary Contamination Assessment Report (PCAR) was prepared by a consultant jointly retained by the current site owner and the Company and was delivered to FDEP. The PCAR reported that very limited soil and groundwater impacts were present at the site. By letter dated December 20, 1993, FDEP notified us that the site did not warrant further "CERCLA consideration and a Site Evaluation Accomplished disposition is recommended." FDEP then referred the matter to its Marathon office for consideration of whether additional work would be required by FDEP's district office under Florida law.

Consulting and remediation costs are projected to be $83,000 and legal fees are projected to be $10,000, for total probable costs for the Key West site of $93,000.

11.  Commitments

A. General

To ensure a reliable supply of electric and natural gas at competitive prices, the Company has entered into long-term purchase and transportation contracts with various suppliers and producers, which expire at various dates through 2023.  At December 31, 2007, the Company has firm purchase and transportation commitments adequate to supply its expected future sales requirements. The Company is committed to pay demand or similar fixed charges of approximately $41.9 million during 2008 related to gas purchase agreements.  Substantially all costs incurred under the electric and gas purchase agreements are currently recoverable from customers through fuel adjustment clause mechanisms.

12.  Employee Benefit Plans

The actuarial valuation of the retirement plan obligations has been completed and the recognition provisions of Statement 158 resulting in an additional liability for retirement plans, pension plan and retirees’ medical plan have been recorded.

A. Pension Plan

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

Our Company adopted the recognition provisions of Statement 158, as required, at December 31, 2006 and used December 31 as the measurement date to measure the assets and obligations of its retirement plans. This resulted in an additional liability for retirement plans. The tax on the non-regulated portion of the liability has been recorded as a deferred income tax asset/liability. As an offset, the regulatory portion of this liability has been deferred as a regulatory asset/liability to be recovered in future rate proceedings and the remaining income/loss has been included in other accumulated comprehensive income/loss.

The fair value of our retirement plan assets and obligations are subject to change based on market fluctuations.

The Company sponsors a qualified defined benefit pension plan for non-union employees that were hired before January 1, 2005 and for unionized employees that work under one of the six Company union contracts and were hired before their respective contract dates in 2005.

The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the 3-year period ending December 31, 2007 and a statement of the funded status as of December 31, of all three years:

Benefit Obligations and Funded Status
			Years Ended December 31,
			2007	2006	2005
(1)	Change in Projected Benefit Obligation
	(a)	Projected Benefit Obligation at the Beginning of the Year	$38,650,888	$36,349,925	$34,926,383
	(b)	Service Cost	1,053,824	1,225,495	1,195,723
	(c)	Interest Cost	2,293,540	2,160,719	2,000,099
	(d)	Actuarial (Gain) or Loss	(909,856)	541,865	(842,777)
	(e)	Benefits Paid	(1,568,572)	(1,529,258)	(1,514,341)
	(f)	Change in Plan Provisions	-	-	-
	(g)	Curtailment	-	(97,858)	584,838
	(h)	Projected Benefit Obligation at the End of the Year	$39,519,824	$38,650,888	$36,349,925
	(i)	Accumulated Benefit Obligation (ABO) at the End of the Year	$34,139,719	$33,693,860	$31,966,513
(2)	Change in Plan Assets
	(a)	Fair Value of Plan Assets at the Beginning of the Year	$35,635,214	$32,936,666	$32,385,214
	(b)	Actual Return on Plan Assets	1,923,674	3,977,806	2,065,793
	(c)	Benefits Paid	(1,568,572)	(1,529,258)	(1,514,341)
	(d)	Employer Contributions	250,000	250,000	-
	(e)	Fair Value of Assets at the End of the Year	$36,240,316	$35,635,214	$32,936,666

(3)	Funded Status: (2)(e) - (1)h)		$(3,279,508)	$(3,015,674)	$(3,413,259)
(4)	Amounts Recognized in the Statement of Financial Position Before Applying FAS 158
	(a)	Prepaid (Accrued) Benefit Cost	$(3,466,255)	$(2,070,740)	$(721,333)
	(b)	Net Asset (liability)	$(3,466,255)	$(2,070,740)	$(721,333)
	(c)	Charge to Accumulated Other Comprehensive Income:	-	-	-
(5)	Adjustments Caused by Applying FAS 158
	(a)	Increase in Net Asset (Liability): (3) – (4)(b)	$186,747	$(944,934)	N/A
	(b)	Increase in Charge to Accumulated Other Comprehensive Income:	(29,768)	207,885	N/A
	(c)	Increase in Charge to Regulatory Asset –retirement plans	(156,979)	737,049	N/A
	(d)	Subtotal of Adjustments: (a)+(b)+(c)	$ -	$ -	N/A
(6)	Amount Recognized in Statement of Financial Position After applying FAS 158
	(a)	Net Asset (Liability): (4)(b) + (5)(a)	$(3,279,508)	$(3,015,674)	$(721,333)
	(b)	Charge to Accumulated Other Comprehensive Income: (4)(c) + (5)(b)	$(29,768)	$207,885	-
	(c)	Regulatory Asset-Retirement Plans (5) (c)	$(156,979)	$737,049	-
(7)	Net Asset (Liability) Recognized in the Statement of Financial Position After applying FAS 158
	(a)	Noncurrent Assets	-	-	N/A
	(b)	(Current Liabilities)	-	-	N/A
	(c)	(Noncurrent Liabilities)	$(3,279,508)	$(3,015,674)	N/A

	(d)	Total Net Asset (Liability): (a) + (b) + (c)	$(3,279,508)	$(3,015,674)	N/A
(8)	Amount Recognized in Accumulated Other Comprehensive Income And Regulatory Asset –Retirement Plans After applying FAS 158
	(a)	Transition Obligation (Asset)	-	-	N/A
	(b)	Prior Service Cost (Credit)	$3,255,374	$3,992,489	N/A
	(c)	Net (Gain)	(3,442,121)	(3,047,555)	N/A
	(d)	Total	$(186,747)	$944,934	N/A
(9)	Weighted Average Assumption at End of Year
	(a)	Discount Rate	6.65%	6.00%	5.90%
	(b)	Rate of Compensation Increase	3.90%	3.25%	3.15%
	(c)	Mortality	RP-2000	GAM 83	GAM 83

The following table provides the components of net periodic benefit cost for the plans for fiscal years 2007, 2006 and 2005:

Net Periodic Pension Costs
		Years Ended December 31,
		2007	2006	2005
(1)	Service Cost	$1,053,824	$1,225,495	$1,195,723
(2)	Interest Cost	2,293,540	2,160,719	2,000,099
(3)	Expected Return on Plan Assets	(2,438,964)	(2,426,064)	(2,485,985)
(4)	Amortization of Transition Obligation/(Asset)	-	-	-
(5)	Amortization of Prior Service Cost	737,115	737,115	737,115
(6)	Amortization of Net (Gain)	-	-	-
(7)	Total FAS 87 Net Periodic Pension Cost	$1,645,515	$1,697,265	$1,446,952
(8)	FAS 88 Charges / (Credits)
	(a) Curtailment	-	(97,858)	-
(9)	Total Net Periodic Pension Cost and Comprehensive Income	$1,645,515	$1,599,407	$1,446,952
(10)	Weighted Average Assumptions
	(a) Discount Rate at Beginning of the Period	6.00%	5.90%	5.75%
	(b) Expected Return on Plan Assets	8.50%	8.50%	8.50%
	(c) Rate of Compensation Increase	3.25%	3.15%	3.00%

Plan Assets
			Target	Percentage of Plan
			Allocation	Assets at December 31
			2008	2007	2006	2005
(1)	Plan Assets
	(a)	Equity Securities	40% - 75%	64%	68%	67%
	(b)	Debt Securities	25% - 50%	36%	30%	32%
	(c)	Real Estate	0% - 0%	0%	0%	0%
	(d)	Other	0% - 15%	0%	2%	1%
	(e)	Total		100%	100%	100%

Expected Return on Plan Assets

The expected rate of return on plan assets is 8.5%.  The Company expects 8.5% to fall within the 50 to 60 percentile range of returns on investment portfolios with asset diversification similar to that of the Pension Plan's target asset allocation.

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

Cash Flows

(1)	Expected Contributions for Fiscal Year Ending December 31, 2008
	(a)	Expected Employer Contributions	$250,000
	(b)	Expected Employee Contributions	-
(2)	Estimated Future Benefit Payments Reflecting Expected Future Service for the years ending December 31,
	(a)	2008	$1,854,039
	(b)	2009	$2,012,880
	(c)	2010	$2,141,170
	(d)	2011	$2,237,970
	(e)	2012	$2,370,069
	(f)	2013 – 2017	$14,320,239
(3)	Amount of Plan Assets Expected to be Returned to the Employer in the Fiscal Year Ending 12/31/08		-

Other Accounting Items
Years Ended December 31,
		2007	2006	2005
(1)	Market-Related Value of Assets as of the Beginning of fiscal year	$31,290,939	$29,290,131	$30,016,761
(2)	Amount of Future Annual Benefits of Plan Participants Covered by Insurance Contracts Issued by the Employer or Related Parties	$ 0	$ 0	$ 0
(3)	Alternative Amortization Methods Used to Amortize
	(a) Prior Service Cost	Straight Line	Straight Line	Straight Line
	(b) Unrecognized Net (Gain) or Loss	Straight Line	Straight Line	Straight Line
(4)	Average Future Service	10.56	10.80	10.95
(5)	Employer Commitments to Make Future Plan Amendments (that Serve as the Basis for the Employer’s Accounting for the Plan)	None	None	None
(6)	Description of Special or Contractual Termination Benefits Recognized During the Period	N/A	N/A	N/A
(7)	Cost of Benefits Described in (6)	N/A	N/A	N/A

(8)	Explanation of Any Significant Change in Benefit Obligation or Plan Assets not Otherwise Apparent in the Above Disclosures	N/A	N/A	N/A
(9)	Measurement Date Used	December 31, 2007	December 31, 2006	December 31, 2005

B.  Medical Plan

The Company sponsors a postretirement medical program.  The medical plan is contributory with participants' contributions adjusted annually.  The following tables provide required financial disclosures over the three-year period ended December 31, 2007:

Benefit Obligations and Funded Status
			Fiscal Year Ending
			12/31/2007	12/31/2006	12/31/2005
(1)	Change in Accumulated Postretirement Benefit Obligation (ABO)
	(a)	Accumulated Postretirement Benefit Obligation at the Beginning of the Year	$1,865,353	$2,343,583	$1,925,254
	(b)	Service Cost	54,603	59,982	100,054
	(c)	Interest Cost	95,348	105,483	127,312
	(d)	Actuarial (Gain) or Loss	(329,969)	(568,755)	282,812
	(e)	Benefits Paid	(96,975)	(117,459)	(135,166)
	(f)	Change in Plan Provisions	-	-	-
	(g)	Plan Participant's Contributions	33,193	42,519	43,317
	(h)	Accumulated Postretirement Benefit Obligation at the End of the Year	$1,621,553	$1,865,353	$2,343,583
(2)	Change in Plan Assets
	(a)	Fair Value of Plan Assets at the Beginning of the Year	$ -	$ -	$ -
	(b)	Benefits Paid	(96,975)	(117,459)	(135,166)
	(c)	Employer Contributions	63,782	74,940	91,849
	(d)	Plan Participant's Contributions	33,193	42,519	43,317
	(e)	Fair Value of Assets at the End of the Year	-	$ -	$ -
(3)	Net Amount Recognized
	(a)	Funded Status: (2)(e) - (1)(h)	$(1,621,553)	$(1,865,353)	$(2,343,583)
(4)	Amounts Recognized in the Statement of Financial Position Before Applying FAS 158
	(a)	Prepaid (Accrued) Benefit Cost	$(2,138,886)	$(2,057,833)	$(1,942,393)
	(b)	(Additional Liability due to an Unfunded ABO)	-	-	-
	(c)	Intangible Asset	-	-	-
	(d)	Net Asset (Liability): (a) + (b) + (c)	$(2,138,886)	$(2,057,833)	$(1,942,393)
	(e)	Charged to Accumulated Other Comprehensive Income:	-	-	-
(5)	Adjustments Caused by Applying FAS 158
	(a)	Increase in Net Asset (Liability): (3) – (4)(d)	$517,333	$192,480	N/A
	(b)	Increase in charge to Accumulated Other Comprehensive Income:	(110,565)	(42,346)	N/A
	(c)	Increase in charge to Regulatory Asset-retirement plans	(406,768)	(150,134)	N/A
	(d)	Subtotal of Adjustments: (a) + (b) + (c)	$ -	$ -	N/A

(6)	Amounts Recognized in the Statement of Financial Position After applying FAS 158
	(a)	Net Asset (Liability): (4)(d) +(5)(a)	$(1,621,553)	$(1,865,353)	$(1,942,393)
	(b)	Charge to Accumulated Other Comprehensive Income: (4)(e) + (5)(b)	(110,565)	(42,346)	-
	(c)	Charge to Regulatory Asset-Retirement Plans (5)(c)	(406,768)	(150,134)	-
(7)	Net Asset (Liability) Recognized in the Statement of Financial Position After Applying FAS 158
	(a)	Noncurrent Assets	$ -	$ -	N/A
	(b)	(Current Liabilities)	(88,176)	(150,589)	N/A
	(c)	(Noncurrent Liabilities)	(1,533,377)	(1,714,764)	N/A
	(d)	Total Net Asset (Liability): (a) + (b) + (c)	$(1,621,553)	$(1,865,353)	N/A
(8)	Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Asset After Applying FAS 158
	(a)	Transition Obligation (Asset)	$214,470	$257,366	N/A
	(b)	Prior Service Cost (Credit)	-	-	N/A
	(c)	Net (Gain) or Loss	(731,803)	(449,846)	N/A
	(d)	Total	$(517,333)	$(192,480)	N/A
(9)	Weighted Average Assumptions at the End of the Year
	(a)	Discount Rate	6.45%	6.00%	5.90%
	(b)	Rate of Compensation Increase	N/A	N/A	N/A
	(c)	Mortality	RP-2000	GAM 83	GAM 83
(10)	Assumed Health Care Cost Trend Rates
	(a)	Health Care Cost Trend Rate Assumed for Next Year	10.50%	11.50%	9.00%
	(b)	Ultimate Rate	5.00%	5.00%	5.00%
	(c)	Year that the Ultimate Rate is Reached	2014	2014	2010

Net Periodic Postretirement Benefit Cost
		Years ended December 31,
		2007	2006	2005
(1)	Service Cost	$54,603	$59,982	$100,054
(2)	Interest Cost	95,348	105,483	127,312
(3)	Amortization of Transition Obligation/(Asset)	42,896	42,896	42,896
(4)	Amortization of Prior Service Cost	-	-	-
(5)	Amortization of Net (Gain) or Loss	(48,012)	(17,981)	-
(6)	Total Net Periodic Benefit Cost	$144,835	$190,380	$270,262
(7)	Weighted Average Assumptions
	(a) Discount Rate	6.00%	5.90%	5.75%
	(b) Expected Return on Plan Assets	N/A	N/A	N/A
	(c) Rate of Compensation Increase	N/A	N/A	N/A
(8)	Assumed Health Care Cost Trend Rates
	(a) Health Care Cost Trend Rate Assumed for	11.50%	12.50%	10.00%

	Current Year
	(b) Ultimate Rate	5.00%	5.00%	5.00%
	(c) Year that the Ultimate Rate is Reached	2014	2014	2010
Expected Amortizations
		Years ended December 31,
		2007	2006	2005
(1)	Expected Amortization of Transition Obligation (Asset)	$42,896	$42,896	N/A
(2)	Expected Amortization of Prior Service Cost (Credit)	-	-	N/A
(3)	Expected Amortization of Net Loss (Gain)	(51,238)	(48,012)	N/A
(9)	Impact of One-Percentage-Point Change in
	Assumed Health Care Cost Trend Rates	Increase	Decrease
	(a) Effect on Service Cost + Interest Cost	$19,948	$(17,221)
	(b) Effect on Postretirement Benefit Obligation	$185,949	$(162,342)

Plan Assets
			Target	Percentage of Plan
			Allocation	Assets at December 31
			2008	2007	2006	2005
(1)	Plan Assets
	(a)	Equity Securities	N/A	N/A	N/A	N/A
	(b)	Debt Securities	N/A	N/A	N/A	N/A
	(c)	Real Estate	N/A	N/A	N/A	N/A
	(d)	Other	N/A	N/A	N/A	N/A
	(e)	Total	N/A	N/A	N/A	N/A

Cash Flows

(1)	Expected Contributions for Fiscal Year Ending 12/31/2008
	(a)	Expected Employer Contributions				$88,176
	(b)	Expected Employee Contributions				$30,968

(2)	Estimated Future Benefit Payments Reflecting Expected Future Service for the Fiscal Year(s) Ending

			Total	Medicare Part-D Reimbursement	Employee	Employer
	(a)	12/31/2008	$126,474	$7,330	$30,968	$88,176
	(b)	12/31/2009	$130,300	$8,172	$33,442	$88,686
	(c)	12/31/2010	$166,738	$8,678	$39,755	$118,305
	(d)	12/31/2011	$180,399	$9,266	$41,073	$130,060
	(e)	12/31/2012	$204,537	$9,819	$45,314	$149,404
	(f)	12/31/2013 – 12/31/2017	$1,136,086	$66,675	$253,092	$816,319

(3)	Amount of Plan Assets Expected to be Returned to the Employer in the Fiscal Year Ending 12/31/08	$0

Other Accounting Items
Years Ended December 31,
		2007	2006	2005
(1)	Market-Related Value of Assets	N/A	N/A	N/A
(2)	Amount of Future Annual Benefits of Plan Participants Covered by Insurance Contracts Issued by the Employer or Related Parties	-	-	-
(3)	Alternative Amortization Methods Used to Amortize
	(a) Prior Service Cost	Straight Line	Straight Line	Straight Line
	(b) Unrecognized Net (Gain) or Loss	Straight Line	Straight Line	Straight Line
(4)	Average Future Service	10.90	11.10	13.35
(5)	Employer Commitments to Make Future Plan Amendments (that Serve as the Basis for the Employer’s Accounting for the Plan)	None	None	None
(6)	Description of Special or Contractual Termination Benefits Recognized During the Period	N/A	N/A	N/A
(7)	Cost of Benefits Described in (6)	N/A	N/A	N/A
(8)	Explanation of Any Significant Change in Benefit Obligation or Plan Assets not Otherwise Apparent in the Above Disclosures	N/A	N/A	N/A
(9)	Measurement Date Used	December 31, 2007	December 31, 2006	December 31, 2005

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

Actuarial Equivalent

In determining "Actuarial Equivalence," a prescription drug pricing tool was used. This tool allowed us to determine the estimated Per Member Per Month (PMPM) prescription drug cost for both the Company plan and the Medicare plan.  The two PMPM's were adjusted for monthly retiree contributions.  We assumed that 60% of the monthly combined medical and prescription drug retiree contribution for the Company plan applies towards prescription drugs. Because the subsidy is the same regardless of the cost sharing structure (unless the plan is not "Actuarial Equivalent"), in general a plan that has higher cost sharing would reduce their annual cost as a percentage greater than a plan would that has lower cost sharing.

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

C. Health Plan

In December 2003, the Company became fully insured for its employee and retiree’s medical insurance. Net health care benefits paid by the Company were approximately $1.8 million in 2007, $1.7 million in 2006 and $1.6 million in 2005 excluding administrative and stop-loss insurance.

D. 401K Plan

The Company has discontinued eligibility to the defined benefit pension plan for all new hires, and replaced it with a new 401K match.

For new hires not eligible for the defined benefit pension plan, we established an employer match to the employee’s contribution to their 401K plans. It provides for a company match of 50% for each dollar contributed by the employee, up to 6% of their salary, for a Company contribution of up to 3%. Beginning in 2007, for non-union employees the plan was enhanced to provide a company match of 100% for the first 2% of an employee’s contribution, and a match of 50% for the next 4% of an employee’s contribution, for a total company match of up to 4%. This enhanced match was successfully negotiated with our six union contracts in 2007. Employees are automatically enrolled at 3% contribution, with the option of opting out, and are eligible for the company match after six months of continuous service, with vesting of 100% after three years of continuous service.

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

Business segment information for 2007, 2006 and 2005 is summarized as follows:

(Dollars in thousands)	2007	2006	2005
Revenues
Natural gas	$64,850	$71,139	$69,094
Electric	55,521	48,527	47,450
Propane gas	16,171	15,115	13,741
Consolidated	$136,542	$134,781	$130,285
Operating income, excluding income tax
Natural gas	$4,647	$6,118	$6,049
Electric	2,653	3,053	3,502
Propane gas	1,521	1,006	1,086
Consolidated	$8,821	$10,177	$10,637
Identifiable assets
Natural gas	$99,295	$93,689	$96,106
Electric	54,202	52,251	51,317
Propane gas	19,371	19,239	19,567
Common	19,476	16,055	15,676
Consolidated	$192,344	$181,234	$182,666
Depreciation and amortization
Natural gas	$4,374	$4,095	$3,928
Electric	2,714	2,610	2,404
Propane gas	898	720	621
Common	300	317	313
Consolidated	$8,286	$7,742	$7,266

Construction expenditures
Natural gas	$11,134	$7,643	$6,357
Electric	4,387	3,184	3,775
Propane gas	773	1,885	2,133
Common	446	404	176
Consolidated	$16,740	$13,116	$12,441

Income tax expense
Natural gas	$730	$1,336	$1,283
Electric	430	546	666
Propane gas	272	110	245
Common	265	246	93
Consolidated	$1,697	$2,238	$2,287

14.

Quarterly Financial Data (Unaudited)

The quarterly financial data presented below reflects the influence of seasonal weather conditions, the timing of rate increases and the migration of winter residents and tourists to Central and South Florida during the winter season.

(Dollars in thousands, except per share amounts):	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenues	$38,612	$32,468	$31,641	$33,821
Gross profit	$13,843	$11,769	$11,062	$12,047
Operating income	$3,738	$1,596	$1,414	$2,073
Earnings before income taxes	$2,827	$607	$519	$1,045
Net Income	$1,798	$410	$355	$738
Earnings per common share (basic and diluted)	$0.30	$0.07	$0.06	$0.12

2006
Revenues	$43,410	$29,975	$29,535	$31,861
Gross profit	$14,197	$11,499	$10,987	$12,127
Operating income	$4,528	$2,065	$1,263	$2,321
Earnings before income taxes	$3,507	$1,162	$384	$1,354
Net Income	$2,221	$738	$335	$875
Earnings per common share (basic and diluted)	$0.37	$0.12	$0.05	$0.14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of FPU:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Florida Public Utilities Company and its wholly-owned subsidiary, Flo-Gas Corporation as of December 31, 2007 and 2006 and the related consolidated statements of income, comprehensive income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Public Utilities Company and its wholly-owned subsidiary, Flo-Gas Corporation at December 31, 2007 and 2006, and the results of its operation and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” and FASB Staff Position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48.”

BDO Seidman, LLP

Certified Public Accountants

West Palm Beach, Florida

March 25, 2008

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on evaluation, our CEO and CFO have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in that they provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s annual report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on such assessment and those criteria, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Information required by this item concerning directors and nominees of the Registrant will be included under the caption "Information About Nominees and Continuing Directors" in the Registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”) and is incorporated by reference herein.  Information required by this item regarding the Audit Committee will be included under the caption “Board of Directors and Committees-Audit Committee” in the 2008 Proxy Statement and is incorporated by reference herein.  Information required by this Item regarding the code of ethics will be included under the caption “Board of Directors and Committees – Corporate Governance and Communication with Shareholders” in the 2008 Proxy Statement and is incorporated by reference herein. Information required by this Item regarding compliance with Section 16(a) of the Exchange Act will be set forth in the 2008 Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference herein. Information required by this Item concerning executive officers is set out in Part I of this Form 10-K, above.

Item 11.

Executive Compensation

Information required by this Item concerning executive compensation is included under the captions “Board of Directors and Committees – 2007 Director Compensation”, "Executive Compensation", and “Compensation Committee Interlocks and Insider Participation” in the 2008 Proxy Statement and is incorporated by reference herein.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item concerning the security ownership of certain of the Registrant's beneficial owners and management is included under the caption "Security Ownership of Management and Certain Beneficial Owners" in the 2008 Proxy Statement and is incorporated by reference herein.  See Item 5 above for equity compensation plan information, which is incorporated by reference herein.

Item 13.

Certain Relationships and Related Transactions and Director Independence

Information required by this Item concerning director independence is included under the caption “Board of Directors and Committees – Board of Directors” in the 2008 Proxy Statement and is incorporated by reference herein.  There were no transactions to report under Item 404 of Regulation S-K.

Item 14.

Principal Accountant Fees and Services

Information required by this Item is set forth in the Registrant’s 2008 Proxy Statement under the caption “Principal Accountant Fees and Services” and is incorporated by reference herein.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

The following documents are filed as part of this report:

(1)

Financial Statements

The following consolidated financial statements of the Company are included herein and in the Registrant's 2007 Annual Report to Shareholders:

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Balance Sheets

Consolidated Statements of Capitalization

Consolidated Statements of Common Shareholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)

Financial Statement Schedules

The following valuation and qualifying accounts table is included in Note 1.I. herein and in the Registrant’s 2007 Annual Report to Shareholders:

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

Security agreement between FPU and Bank of America, N.A. dated October 29, 2004.  (Incorporated by reference as exhibit 10(o) on FPU’s annual report on Form 10-K for the year ended December 31, 2004)

10(n)# Non-Employee Director Compensation Plan, approved by Board of Directors on March 18, 2005.  (Incorporated by reference as exhibit 10(p) on FPU’s annual report on Form 10-K for the year ended December 31, 2004)

10(o)

Amendment to Electric Service Contract by and between JEA and FPU dated September 25, 2006, effective January 1, 2007. (Incorporated by reference as Exhibit 10.1 to our Form 10-Q, for the quarter ending September 30, 2006, File No. 001-10608)

10(s)*

Contract for the Agreement for Generation Services by and between FPU and Gulf Power Company dated December 28, 2006, effective January 1, 2008 (Incorporated by reference as Exhibit 10(s) on FPU’s annual report on Form 10-K for the year ended December 31, 2006)

10(t)

Agreement for the purchase of land in south Florida, dated July 5, 2007. (Incorporated by reference as Exhibit 10.1 to our Form 10-Q, for the quarter ended June 30, 2007)

10(u)

Agreement for the Firm Transportation Service with Florida Gas Transmission, for services beginning 11/01/07, expiring 2/29/2016, Contract No. 107033 (Incorporated by reference as Exhibit 10.1 to our Form 10-Q, for the quarter ended on September 30, 2007)

10(v)

Agreement for Firm Transportation Service with Florida Gas Transmission, for services beginning 11/01/07, expiring 3/31/2022, Contract No. 107034 (Incorporated by reference as Exhibit 10.2 to our Form 10-Q, for the quarter ended on September 30, 2007)

10(w)

Agreement for Firm Transportation Service with Florida Gas Transmission, for services beginning 11/01/07, expiring 2/29/2016, Contract No. 107035 (Incorporated by reference as Exhibit 10.3 to our Form 10-Q, for the quarter ended on September 30, 2007)

10(x)

Agreement with Chevron Natural Gas dated December 13, 2007.

10(y)

Amendment to physical sale Agreement with Inergy Propane, LLC dated October 31, 2007

10(z)

Agreement with Crosstex Gulf Coast Marketing LTD dated December 14, 2007.

10(aa)# Employment Agreement between the Company and John T. English dated March 31, 2006, amended October 22, 2007

10(ab)#

Employment Agreement between the Company and Charles L. Stein dated March 31, 2006, amended October 22, 2007

10(ac)# Employment Agreement between the Company and George M. Bachman dated March 31, 2006, amended October 22, 2007

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

31.2

Certification of Principal Financial Officer (302)

32

Certification of Principal Executive Officer and Principal Financial Officer (906)

#Denotes management contract or compensatory plan or arrangement

*Confidential treatment is being requested for a portion of this agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY

       /s/ George M. Bachman

George M. Bachman, Chief Financial Officer

(Duly Authorized Officer)

Date: March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John T. English

Date:  March 25, 2008

John T. English

Chairman of the Board, President, Chief Executive Officer, and

Director (Principal Executive Officer)

/s/ George M. Bachman

Date:  March 25, 2008

George M Bachman, Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

/s/ Ellen Terry Benoit

Date:  March 25, 2008

Ellen Terry Benoit, Director

/s/ Richard C. Hitchins

Date:  March 25, 2008

Richard C. Hitchins, Director

/s/ Dennis S. Hudson III

Date:  March 25, 2008

Dennis S. Hudson III, Director

/s/ Paul L. Maddock, Jr.

Date:  March 25, 2008

Paul L. Maddock, Jr., Director

/s/ Troy W. Maschmeyer, Jr.

Date:  March 25, 2008

Troy W. Maschmeyer, Jr., Director

FLORIDA PUBLIC UTILITIES COMPANY

EXHIBIT INDEX

Regulation S-K

Item Number

10(t)

Agreement for the purchase of land in south Florida, dated July 5, 2007.

10(u)

Agreement for the Firm Transportation Service with Florida Gas Transmission, for services beginning 11/01/07, expiring 2/29/2016, Contract No. 107033

10(v)

Agreement for Firm Transportation Service with Florida Gas Transmission, for services beginning 11/01/07, expiring 3/31/2022, Contract No. 107034

10(w)

Agreement for Firm Transportation Service with Florida Gas Transmission, for services beginning 11/01/07, expiring 2/29/2016, Contract No. 107035

10(x)

Agreement with Chevron Natural Gas dated December 13, 2007.

10(y)

Amendment to physical sale Agreement with Inergy Propane, LLC dated October 31, 2007

10(z)

Agreement with Crosstex Gulf Coast Marketing LTD dated December 14, 2007.

10(aa) #

       Employment Agreement between the Company and John T. English dated March 31, 2006, amended October 22, 2007

10(ab) #

       Employment Agreement between the Company and Charles L. Stein dated March 31, 2006, amended October 22, 2007

10(ac) #

Employment Agreement between the Company and George M. Bachman dated March 31, 2006, amended October 22, 2007

23

Independent Registered Public Accounting Firm’s Consent BDO Seidman LLP

31.1

Certification of Principal Executive Officer (302)

31.2

Certification of Principal Financial Officer (302)

32

Certification of Principal Executive Officer and Principal Financial Officer (906)