Form 10-Q
period 2008-03-31
FLORIDA PUBLIC UTILITIES CO
filed 2008-05-14
CIK 37643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ]     No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [  ]

    Accelerated filer [  ]

Non-accelerated filer [X]

Smaller reporting company [  ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ]      No [X]

On May 2, 2008, there were 6,191,279 shares of $1.50 par value common stock outstanding.

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

Item 1.

Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended
	March 31,
Revenues	2008	2007
Natural gas	$22,137	$20,573
Electric	17,523	13,358
Propane gas	5,370	4,681
Total revenues	45,030	38,612
Cost of Fuel and Other Pass Through Costs	30,912	24,769
Gross Profit	14,118	13,843

Operating Expenses
Operation and maintenance	6,981	7,173
Depreciation and amortization	2,253	2,072
Taxes other than income taxes	873	860
Total operating expenses	10,107	10,105
Operating Income	4,011	3,738

Other Income and (Deductions)
Merchandise and service revenue	722	915
Merchandise and service expenses	(624)	(810)
Other income	130	151
Interest expense	(1,223)	(1,167)
Total other deductions – net	(995)	(911)
Earnings Before Income Taxes	3,016	2,827
Income Taxes	(1,066)	(1,029)
Net Income	1,950	1,798
Preferred Stock Dividends	7	7
Earnings for Common Stock	$1,943	$1,791

(Basic and Diluted):
Earnings Per Common Share	$0.32	$0.30

Dividends Declared Per Common Share	$0.1125	$0.1075

Average Shares Outstanding	6,071,565	6,024,739
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

ASSETS	March 31,	December 31,
	2008	2007
Utility Plant
Utility Plant	$204,725	$202,384
Less Accumulated depreciation	64,984	64,012
Net utility plant	139,741	138,372

Current Assets
Cash	2,521	3,478
Accounts receivable	15,425	12,269
Allowance for uncollectible accounts	(399)	(326)
Unbilled receivables	1,937	1,879
Notes receivable	289	298
Inventories (at average unit cost)	4,315	4,251
Prepaid expenses	709	861
Deferred income taxes-current	1,362	949
Other regulatory assets-environmental	456	456
Deferred charges-current	682	399
Investments held for environmental costs-current	3,491	3,444
Total current assets	30,788	27,958

Other Assets
Other regulatory assets-environmental	7,036	7,197
Long-term receivables and other investments	5,408	5,622
Deferred charges	6,304	6,360
Goodwill	2,405	2,405
Intangible assets (net)	4,346	4,430
Total other assets	25,499	26,014
Total Assets	$196,028	$192,344

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES	March 31,	December 31,
	2008	2007
Capitalization
Common shareholders' equity	$50,435	$48,946
Preferred stock	600	600
Long-term debt	49,383	49,363
Total capitalization	100,418	98,909

Current Liabilities
Line of credit	9,680	11,122
Accounts payable	11,419	9,901
Current portion of long-term debt	1,409	1,409
Insurance accrued	209	218
Interest accrued	1,529	1,163
Other accruals and payables	2,888	2,729
Environmental Liability – current	335	1,379
Taxes accrued	3,672	2,168
Over-earnings liability	27	26
Over-recovery of fuel costs and other	2,542	3,207
Customer deposits	10,576	10,547
Total current liabilities	44,286	43,869

Other Liabilities
Deferred income taxes	16,823	16,896
Environmental liability	13,264	12,250
Regulatory liability-storm reserve	2,418	2,387
Regulatory liabilities-other	11,295	10,719
Other liabilities	7,524	7,314
Total other liabilities	51,324	49,566
Total Capitalization and Liabilities	$196,028	$192,344

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007

Net cash provided by operating activities	$3,785	$6,416

Investing Activities
Construction expenditures	(2,969)	(3,087)
Proceeds received on notes receivable	283	346
Other	(120)	87
Net cash used in investing activities	(2,806)	(2,654)

Financing Activities
Net decrease in short-term borrowings	(1,442)	(1,251)
Dividends paid	(688)	(653)
Other increases	194	131
Net cash used in financing activities	(1,936)	(1,773)

Net (decrease) increase in cash	(957)	1,989

Cash at beginning of period	3,478	84

Cash at end of period	$2,521	$2,073
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2008

1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation have been included. The operating results for the period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company’s electric segment received interim rate relief for partial recovery of increased expenditures. Interim rates which will produce additional annual revenues of approximately $800,000 went into effect for meter readings on and after November 22, 2007.

As a subsequent event in April 2008, the FPSC approved a final annual electric rate increase of approximately $3,900,000 a year, with the new rates beginning May 22, 2008.  These revenues should provide an increase to the Company’s overall profitability for the electric segment and recovery of increased expenditures including depreciation, storm readiness mandates and initiatives and other expenses beginning in 2008.

4.

Pledged Assets

Substantially all of the Company’s utility plant and the shares of its wholly owned subsidiary, Flo-Gas Corporation, collateralize the Company’s First Mortgage Bonds (long-term debt).  Cash, accounts receivable and inventory are collateral for the line of credit.

5.

Restriction on Dividends

The Company’s Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends. At March 31, 2008, approximately $10.8 million of retained earnings were free of such restriction and available for the payment of dividends. The Company’s line of credit agreement contains covenants that, if violated, could restrict or prevent the payment of dividends. The Company is not in violation of these covenants.

6.

Allowance for Uncollectible Accounts

The Company records an allowance for uncollectible accounts based on historical information and trended current economic conditions.  The following is a summary of bad debt activity for the first quarter as of March 31:

Allowance for Doubtful Accounts
(Dollars in thousands)
	2008	2007
Bad Debt Write-offs	$114	$177
Bad Debt Accrual Provision	$187	$174

7.

Storm Reserves

As of March 31, 2008, the Company had a storm reserve of approximately $1.8 million for the electric segment and approximately $613,000 for the natural gas segment. The Company does not have a storm reserve for the propane gas segment. For additional information on the Company’s storm reserve, see Note 10, Over-earnings – Natural Gas Segment.

8.

Goodwill and Other Intangible Assets

The Company does not amortize goodwill or intangibles with indefinite lives. The Company periodically tests the applicable reporting segments, natural gas and propane gas, for impairment. In the event goodwill or intangible assets related to a segment are determined to be impaired, the Company would write down such assets to fair value. The impairment tests performed in 2007 showed no impairment for either reporting segment. The Company does not believe the 2008 impairment test will indicate impairment for either reporting segment. Final results are expected in the second or third quarter of 2008.

Goodwill associated with the Company’s acquisitions consists of $500,000 in the natural gas segment and $1.9 million in the propane gas segment. The summary of intangible assets at March 31, 2008 and December 31, 2007, is as follows:

Intangible Assets (Dollars in thousands)
		March 31, 2008	December 31, 2007
Customer distribution rights	(Indefinite life)	$ 1,900	$ 1,900
Customer relationships	(Indefinite life)	900	900
Software	(Five to nine year life)	3,519	3,499
Accumulated amortization		(1,973)	(1,869)
Total intangible assets, net of amortization		$ 4,346	$ 4,430

The amortization expense of intangible assets was approximately $104,000 and $86,000 for the three months ended March 31, 2008 and 2007, respectively.

9.

Common Shareholders’ Equity

Items impacting common shareholders’ equity other than income and dividends are the dividend reinvestment program, employee stock purchase program, stock compensation plans, treasury stock and accumulated other comprehensive income (AOCI). The net impact of these additional items increased common shareholders’ equity approximately $228,000 for the three months ended March 31, 2008.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(dollars in thousands)
	Common Stock					Treasury		Common
	Shares	Aggregate	Paid-in	Retained	Treasury	Shares		Shareholders'
	Issued	Par Value	Capital	Earnings	Shares	Cost	AOCI	Equity
Balances as of December 31, 2007	6,182,983	$9,275	$6,076	$35,797	129,223	$(2,290)	$88	$48,946
Net income				1,950				1,950
Dividends				(689)				(689)
AOCI							22	22
Stock plans	4,192	6	(41)		(13,613)	241		206
Balances as of March 31, 2008	6,187,175	$9,281	$6,035	$37,058	115,610	$(2,049)	$110	$50,435

Accumulated other comprehensive income, comprised of the deferred cost of employee benefit plans net of deferred tax, totaled approximately $110,000 and $88,000 as of March 31, 2008 and December 31, 2007, respectively. The change to other comprehensive income was a gain, net of deferred tax, of approximately $22,000, for the quarter ending March 31, 2008 compared to a gain, net of deferred tax, of approximately $24,000 for the quarter ending March 31, 2007.

Statement of Accumulated Other Comprehensive Income (Dollars in thousands)
Balance at December 31, 2007	$88
Adjustments-retirement plan gain:	22
Balance at March 31, 2008	$110

10.

Over-earnings – Natural Gas Segment

The FPSC approves rates that are intended to permit a specified rate of return on investment and limits the maximum amount of earnings of regulated operations. The Company has agreed with the FPSC staff to limit the earned return on equity for regulated natural gas and electric operations.

Management does not anticipate any natural gas over earnings for 2008.

The Company recorded estimated 2006 over-earnings for regulated natural gas operations and subsequent interest accruals of $26,544. This over-earnings liability is included in the over-earnings liability on the Company’s consolidated balance sheet as of March 31, 2008 and December 31, 2007. The calculations supporting these liabilities are complex and involve a variety of projections and estimates before the ultimate settlement of such obligations. Estimates may be revised as expectations change and factors become known and determinable.

The 2006 over-earnings liability and the estimate that there is no 2007 overearnings liability is based on the Company’s best estimate, but the amount could change upon the FPSC finalization expected later this year. The FPSC determines the disposition of over-earnings with alternatives that include refunding to customers, increasing storm damage or environmental reserves or reducing any depreciation reserve deficiency.

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

(Dollars in thousands)
Site	Range From	Range To
West Palm Beach	$ 4,906	$ 18,132
Sanford	720	720
Pensacola and Key West	123	123
Total	$ 5,749	$ 18,975

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

West Palm Beach Site

The Company is currently evaluating remedial options to respond to environmental impacts to soil and groundwater at and in the immediate vicinity of a parcel of property owned by it in West Palm Beach, Florida upon which the Company previously operated a gasification plant.  Pursuant to a Consent Order between the Company and the FDEP effective April 8, 1991, the Company recently completed the delineation of soil and groundwater impacts at the site.  On November 30, 2006, the Company transmitted a feasibility study evaluating appropriate remedies for the site, to FDEP.

The feasibility study evaluated a wide range of remedial alternatives based on criteria provided by applicable laws and regulations.  The total costs for the remedies evaluated in the feasibility study ranged from a low of $2.8 million to a high of $54.6 million.  Based on the likely acceptability of proven remedial technologies described in the feasibility study and implemented at similar sites, consulting/remediation costs to address the impacts now characterized at the West Palm Beach site are projected to range from $4.6 million to $17.9 million. This range of costs covers such remedies as in situ solidification for deeper soil impacts, excavation of surficial soils impacts, installation of a barrier wall with a permeable biotreatment zone, monitored natural attenuation of dissolved impacts in groundwater, or some combination of these remedies.  The feasibility study proposed a remedy of surficial soil excavation, installation of a hanging barrier wall with PBZ, and MNA, the cost of which is projected to range from $4.6 million to $9.9 million.

On September 14, 2007 the Company met with FDEP to discuss FDEP’s comments to the feasibility study.  Negotiations between the Company and FDEP on a final remedy for the site continue.  Prior to the conclusion of those negotiations, we are unable to determine, to a reasonable degree of certainty, the complete extent or cost of remedial action that may be required.  As of March 30, 2008, and subject to the limitations described above, the Company’s remediation expenses, plus attorney’s fees and costs, are projected to range from approximately $4.9 million to $18.1 million for this site.

Sanford Site

The Company owns a parcel of property located in Sanford, Florida, upon which a gasification plant was operated prior to the Company’s acquisition of the property. On March 25, 1998, the Company executed an Administrative Order on Consent (AOC) with the four former owners and operators (collectively, the Group) and the EPA that obligated the Group to implement a Remedial Investigation/Feasibility Study (RI/FS) and to pay EPA's past and future oversight costs. The Group also entered into a Participation Agreement and an Escrow Agreement on or about April 13, 1998 (RI/FS Participation Agreement). Work under the RI/FS AOC and RI/FS Participation Agreement is now complete and the Company has no further obligations under either document.

In late September 2006, the EPA sent a Special Notice Letter to the Company, notifying it of EPA's selection of a final remedy for OU1 (soils), OU2 (groundwater), and OU3 (sediments), and giving the Company and the other Group members sixty (60) days within which to submit a “good faith offer” to EPA to provide for implementation of the selected remedies. The Special Notice Letter included an Amended Record of Decision (ROD) for OU1 (the ROD for OU1 was amended to account for a significant increase in the volume of off-site soil impacts and a change in the selected remedy), the original ROD for OU2, and a ROD for OU3.  The total estimated remediation costs for the Sanford gasification plant site are now projected to be $12.9 million.  A revised Consent Decree was signed by all Group Members in February 2008, providing for the implementation by the Group of the approved remedies as set forth in the RODs for OU1-OU3, and the payment of EPA’s past and future oversight costs. The Consent Decree is projected to be lodged with the Court later in 2008.

In January 2007, the Company and other members of the Group signed a Third Participation Agreement, which provides for funding the remediation work specified in the RODs for OU1-OU3 and supersedes and replaces the Second Participation Agreement.  The Company's share of remediation costs under the Third Participation Agreement is set at 5% of a maximum of $13 million or $650,000. If the total cost of remediation exceeds $13 million, the Group members have agreed to negotiate in good faith to allocate the excess costs at such time that it reasonably appears that the total remediation cost will exceed $13 million.  In any such event, we do not expect the Company’s share of such additional costs to be greater than 5%; its share of such additional costs may be less than 5%.

As of March 30, 2008, the Company’s share of remediation expenses, plus attorney’s fees and costs, are currently projected to be approximately $720,000 for this site.

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

Following field investigations performed on behalf of the responsible parties, on July 16, 1997, FDEP approved a final remedy for the site that provides for annual sampling of selected monitoring wells.  Such annual sampling has been undertaken at the site since 1998.  The Company’s share of these costs is less than $2 million annually.

In March 1999, EPA requested site access in order to undertake an Expanded Site Inspection (ESI).  The ESI was completed by EPA’s contractor in 1999 and an ESI Report was transmitted to the Company in January 2000.  The ESI Report recommends additional work at the site.  The responsible parties met with FDEP on February 7, 2000 to discuss EPA’s plans for the site.  In February 2000, EPA indicated preliminarily that it will defer management of the site to FDEP; as of April 2008, the Company has not received any written confirmation from EPA or FDEP regarding this matter.  Prior to receipt of EPA’s written determination regarding this site management, we are unable to determine whether additional field work or site remediation will be required by EPA and, if so, the scope or costs of such work.

Key West Site

From 1927-1938, we owned and operated a gasification plant in Key West, Florida. The plant discontinued operations in the late 1940s; the property on which the plant was located is currently used for a propane gas distribution business. In March 1993, a Preliminary Contamination Assessment Report (PCAR) was prepared by a consultant jointly retained by the current site owner and the Company and was delivered to FDEP. The PCAR reported that very limited soil and groundwater impacts were present at the site. By letter dated December 20, 1993, FDEP notified us that the site did not warrant further "CERCLA consideration and a Site Evaluation Accomplished disposition is recommended." FDEP then referred the matter to its Marathon office for consideration of whether additional work would be required by FDEP's district office under Florida law. As of September 30, 2007, the Company has received no further communication from FDEP with respect to the site.  At this time we are unable to determine whether additional field work will be required by FDEP and, if so, the scope or costs of such work.  In 1999, the Company received an estimate from its consultant that additional costs to assess and remediate the reported impacts would be approximately $166,000.  Assuming the current owner shared in such costs according to the allocation agreed upon by the parties for the PCAR, the Company’s share of remediation expenses, plus attorney’s fees and costs, is projected to be $93,000 for this site.

12.

IRS Examination

In February of 2007, the IRS completed our 2003 and 2004 tax year’s examination.   We reclassified the tax liability recognized in 2007 as it relates to this audit, and classified it as a current tax payable. We expect to pay this tax liability and the interest on this liability of approximately $195,000 and $48,000 respectively in the second quarter of 2008.  This adjustment does not affect our annual effective income tax rate, and did not result in a material change in our financial position.

The Company is amending its 2004 federal and Florida corporate income tax returns to reflect the IRS audit adjustments.

In the second quarter of 2008, the IRS informed us that it has selected our 2005 and 2006 tax years for examination.  As our tax positions have remained consistent with those from the previously audited tax years, we do not expect any material adverse findings as the result of the current IRS audit that have not been included in our current tax payable or a tax liability. Due to the forthcoming IRS examination, we anticipate that it is reasonably possible that our unrecognized tax benefits may increase or decrease, but we are unable to estimate the range.

13.

Employee Benefit Plans

The Company sponsors a qualified defined benefit pension plan for non-union employees hired before January 1, 2005 and for unionized employees that work under one of the six Company union contracts and were hired before their respective contract dates in 2005, our Northwest division was in 2006. Employees hired after December 31, 2004 and union employees hired after the above time frames are not eligible for the defined benefit pension plan and are in a 401k match plan. The Company also sponsors a post-retirement medical plan.

The following table provides the components of the net periodic benefit cost for our pension plan and postretirement benefit plan for the three months ended March 31, 2007 and 2008.

FLORIDA PUBLIC UTILITIES COMPANY
Net Periodic Benefit Costs
(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007

Pension Plan:
Service Cost	$273	$283
Interest Cost	642	566
Expected Return on Plan Assets	(648)	(610)
Amortization of Prior Service Cost	184	184
Net Periodic Pension Cost	$451	$423

Postretirement Benefit Plan:
Service Cost	$14	$16
Interest Cost	25	26
Amortization of Transition Obligation	11	11
Amortization of Net Gain	(13)	(5)
Net Periodic Postretirement Benefit Cost	$37	$48

For additional information related to our employee benefit plans, please see Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2007.

FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, that requires the Company to show the funded status of its pension and retiree health care plan as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans, net of tax, as part of accumulated other comprehensive income (loss) (AOCI) in shareholders’ equity. This resulted in a gain in AOCI, net of deferred tax, of approximately $22,000 and $24,000 as of March 31, 2008 and March 31, 2007, respectively. Previously, the net deferred and unrecognized gains and losses were included in the prepaid asset or accrued liability recorded for the retirement plans.

14.

Impact of Recent Accounting Standards

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

Financial Accounting Standard No. 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” This standard requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.   The Company expects to adopt SFAS No. 161 effective January 1, 2009. The Company is assessing the potential impact that the adoption of SFAS No. 161 may have on its financial statements and the required disclosures.

15.

Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations.

The carrying amounts reported in the balance sheet for investments held in escrow for environmental costs, notes payable, taxes accrued and other accrued liabilities approximate fair value.  The fair value of long-term debt excluding the unamortized debt discount is estimated by discounting the future cash flows of each issuance at rates currently offered to the Company for similar debt instruments of comparable maturities. The indentures governing our two first mortgage bond series outstanding contain "make-whole" provisions (pre-payment penalties that charge for lost interest). The values at March 31, 2008 and December 31, 2007 are shown below.

(Dollars in thousands)	March 31, 2008		December 31, 2007
	Carrying Amounts	Approximate Fair Value	Carrying Amounts	Approximate Fair Value
Long-term debt	$52,490	$57,770	$52,490	$ 60,000

On January 1, 2008, we adopted the provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. We did not elect to record any additional assets or liabilities at fair value and accordingly, the adoption of SFAS 159 did not have a material effect on our financial position or results of operations.

16.

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

Business segment information at March 31, 2008, and December 31, 2007 is summarized as follows:

(Dollars in thousands)	2008	2007
Identifiable assets
Natural gas	$101,895	$99,295
Electric	56,053	54,202
Propane gas	19,223	19,371
Common	18,857	19,476
Consolidated	$196,028	$192,344

Business segment information for the quarter ending March 31, 2008, and March 31, 2007 is summarized as follows:

(Dollars in thousands)	2008	2007
Revenues
Natural gas	$22,137	$20,573
Electric	17,523	13,358
Propane gas	5,370	4,681
Consolidated	$45,030	$38,612
Operating income, excluding income tax
Natural gas	$2,392	$2,439
Electric	735	575
Propane gas	884	724
Consolidated	$4,011	$3,738
Depreciation and amortization
Natural gas	$1,188	$1,126
Electric	787	669
Propane gas	201	206
Common	77	71
Consolidated	$2,253	$2,072
Income tax expense
Natural gas	$579	$635
Electric	142	123
Propane gas	276	194
Common	69	77
Consolidated	$1,066	$1,029
Construction expenditures
Natural gas	$1,255	$1,678
Electric	1,492	915
Propane gas	186	375
Common	36	119
Consolidated	$2,969	$3,087

17.

Reclassification

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have three primary business segments: natural gas, electric and propane gas. The Florida Public Service Commission (FPSC) regulates the natural gas and electric segments. The effects of seasonal weather conditions, timing of rate increases, economic conditions, fluctuations in demand due to the cost of fuel passed on to customers, and the migration of winter residents and tourists to Florida during the winter season have a significant impact on income.

Earnings for 2008 are higher for the quarter compared to 2007 primarily because of the interim rate relief in our electric operations.  Interim rate relief of approximately $800,000, annually, was approved beginning in November 2007. Final electric base rate relief of approximately $3.9 million per year was approved in April 2008 with new rates beginning May 22, 2008.

The new fuel contracts, effective January 1, 2007 in our Northeast division, and effective January 1, 2008 in our Northwest division, significantly increased our electricity fuel costs and revenues. We expect our electric customers will continue to take conservation measures to help offset the recent large fuel increases. We are unable to precisely estimate what impact the higher rates could have on electric consumption, but we expect there could be as much as a reduction of 10% in unit sales. Management does not expect a significant impact to electric gross profit from this expected reduction in sales units since this reduction was considered in our recent electric base rate increase approved in April 2008 and the rates were changed to compensate for this reduction.

Earnings continue to be impacted by the overall economic slow-down and management expects current conditions to continue through 2008 with an ongoing impact to our customer growth rates, unit sales and sales expense. Management continues to look for ways to help offset the negative impacts of the current economic condition.

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

Revenues and Gross Profit
(Dollars in thousands)
	Three Months Ended
	March 31,
	2008	2007
Natural Gas
Revenues	$22,137	$20,573
Cost of fuel and other pass through costs	14,082	12,522
Gross Profit	$ 8,055	$ 8,051
Units sold: (MDth)	1,861	1,840
Customers (average for the period)	52,166	51,754
Electric
Revenues	$17,523	$13,358
Cost of fuel and other pass through costs	13,859	9,899
Gross Profit	$ 3,664	$ 3,459
Units sold: (MWH)	173,276	185,636
Customers(average for the period)	31,221	30,936
Propane Gas
Revenues	$5,370	$4,681
Cost of fuel	2,971	2,348
Gross Profit	$2,399	$2,333
Units sold: (MDth)	170	192
Customers (average for the period)	12,666	13,378
Consolidated
Revenues	$45,030	$38,612
Cost of fuel	30,912	24,769
Gross Profit	$14,118	$13,843
Customers(average for the period)	96,053	96,068

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007.

Revenues and Gross Profit

Natural Gas

Natural gas service revenues increased $1.6 million in the first quarter of 2008 from the same period in 2007 due to increased revenues to recover our cost of fuel and other costs passed through to customers.  These costs do not impact our gross profit, which remained flat between the two periods. Although we had a marginal increase in customers from the conversion of approximately 500 customers in our Central Florida division from propane to natural gas, gross profit remained relatively unchanged due to a prior year over-earnings estimate that increased the prior year’s gross profit by $46,000.  Excluding this prior year adjustment, units sold and gross profit increased slightly.

Electric

Electric service revenues increased $4.2 million in the first quarter of 2008 over the same period in 2007. Higher cost of fuel and other costs that were passed through to customers accounted for $4.0 million of this increase. A new fuel contract in our Northwest division effective January 1, 2008, significantly increased the cost of fuel to market rates.

Gross profit this quarter increased by $205,000 or 6% compared to the first quarter of 2007 primarily due to the interim base rate increase effective November 2007. Other factors slightly impacting gross profit were a 1% increase in customer growth, offset by a 1% decrease in usage per customer, excluding two large industrial customers. The decrease in usage per customers possibly relates to conservation measures taken by our customers as a result of the recent fuel cost increases.

Propane Gas

Propane revenues increased $689,000 in the first quarter of 2008 compared to the same period in 2007.  The cost of fuel contributed to most of the revenue increase as gross profit only slightly increased by $66,000.

Increases to our propane rates, which increased profit margins, offset the 5% decrease in customers and 11% decrease in units sold. This decrease in customers is primarily due to the recent conversion of approximately 500 customers in the Summer Glen development located in our Central Florida division from the use of propane to natural gas. This conversion, warmer weather, and possibly conservation measures taken by our customers reduced the number of units sold.

Operating Expenses

Operating expenses remained flat overall in the first quarter of 2008 as compared to the same period in 2007.

There were increases in depreciation expense from new plant additions in our operating segments, along with increased electric depreciation rates that were effective January 1, 2008. Overall depreciation expense increased $188,000 in the first quarter of 2008 compared to the prior quarter ending March 31, 2007.

The new electric depreciation rates are expected to increase annual depreciation expense by approximately $280,000 in 2008.  A portion of the 2008 depreciation increase was not recovered in 2008 through the increased electric base rates due to the timing of final rate recovery.

Sales and other operating expenses were lower this quarter by approximately $200,000 compared to the prior year.  We reduced the number of sales staff and other related sales expense due to the slow-down in the construction industry and the overall economy.

Other Income and Deductions

Merchandise and service revenue and expense decreased by $193,000 and $186,000 respectively in the first quarter of 2008 compared to the same period last year. We continue to experience a decrease in merchandise sales and expenses as the effects of the slowdown of new construction and housing projects continue.

Total interest expense increased $56,000 in the first quarter of 2008 compared to the same period last year. This is primarily due to the interest on additional funding used to purchase the Water Tower Business Park for the relocation of our South Florida operations.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flow provided by operating activities for the three months ended March 31, 2008 decreased by approximately $2.6 million over the same period in 2007.  The timing of the receipt of customer accounts receivable which increased due to the recent fuel price increases, offset by the accounts payable increase from the fuel price increase contributed to this decrease. The over-recovered fuel costs collected in 2007 and subsequently refunded in 2008 accounted for approximately $700,000 of the decrease in the current year’s net cash flow as compared to the prior year.

Investing Activities

Construction expenditures in the three months ended March 31, 2008 remained consistent with the same period last year. First quarter 2008 expenditures included approximately $700,000 for a replacement 40MVA transformer at the Northeast Florida electric division. This was offset by lower requirements of $100,000 related to office equipment in our propane divisions and a reduction for distribution facilities and installations of approximately $600,000 as a result of the slow-down in the construction industry and economy.

Financing Activities

Cash used for short-term loan payments decreased cash flow.  As of March 31, 2008, our line of credit was $9.7 million as compared to $11.1 million as of December 31, 2007.

Capital Resources

We have a line of credit with Bank of America, which expires July 1, 2010.    In March 2008, we amended our line of credit to allow us, upon 30 days notice, to increase our maximum credit line to $26 million from the previous maximum of $20 million The amendment also reduces the interest rate paid on borrowings by 0.10% or 10 basis points. The new interest rate terms, if effective for 2007, would have reduced our overall average interest rate for 2007 to approximately 5.7% from 5.8% as of December 31, 2007. Effective April 29, 2008, we increased the LOC from $12 million to $15 million. The line of credit contains affirmative and negative covenants that, if violated, would give the bank the right to accelerate the due date of the loan to be immediately payable. The covenants include certain financial ratios.  All ratios are currently met and management believes we are in full compliance with all covenants and anticipates continued compliance.

We reserve $1 million of the line of credit to cover expenses for any major storm repairs in our electric segment and an additional $250,000 for a letter of credit insuring propane gas facilities. As of March 31, 2008, the amount borrowed on the line of credit was $9.7 million. The line of credit, long-term debt and preferred stock as of March 31, 2008 comprised 55% of total debt and equity capitalization.

Historically we have periodically paid off short-term borrowings under lines of credit using the net proceeds from the sale of long-term debt or equity securities.  We continue to review our financing options including increasing our short-term line of credit, issuing equity, or issuing debt. The choice of financing will be dependent on prevailing market conditions, the impact to our financial covenants and the effect on income. The timing of additional funding needs will be dependent on projected environmental expenditures, building of the South Florida operations facility, pension contributions, and other capital expenditures.

Our 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property.  At March 31, 2008, such calculation would permit the issuance of approximately $46.1 million of additional bonds.

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

We have $3.5 million in invested funds for payment of future environmental costs. We expect to use some of these funds in 2008.

There is approximately $6.1 million in receivables from the 2003 sale of our water assets, of which an estimated installment of $300,000 is anticipated to be received in 2009.  The remaining balance of $5.8 million will be collected in 2010.  The present value of this receivable is $5.7 million.

We also received a $244,000 legal claim reimbursement in April 2008 from our insurance company to reimburse us on a liability claim.

Capital Requirements

Portions of our business are seasonal and dependent upon weather conditions in Florida. This factor affects the sale of electricity and gas and impacts the cash provided by operations. Construction costs also impact cash requirements throughout the year.  Cash needs for operations and construction are met partially through short-term borrowings from our line of credit.

Capital expenditures are expected to be lower for the remainder of 2008 compared to 2007 by approximately $1.7 million. The anticipated expenditures of $2.0 million for the construction of the building for the new South Florida operations facility in 2008 is lower than the $3.5 million related to the purchase of land for the  facility that occurred in 2007. Also in 2007 we also had a $200,000 purchase of a mapping system.

We currently have approximately $500,000 in commitments for capital expenditures for the remainder of 2008. These commitments include vehicles for approximately $340,000 and land in our Central Florida division for $174,000. We expect these expenditures will occur over the remainder of 2008.

Cash requirements will increase significantly in the future due to environmental cleanup costs, sinking fund payments on long-term debt and pension contributions. Environmental cleanup is forecast to require payments of approximately $335,000 in 2008, with remaining payments, which could total approximately $13.3 million, beginning in 2009. Annual long-term debt sinking fund payments of approximately $1.4 million will begin in May 2008 and will continue for eleven years. Based on current projections, we will make a voluntary contribution in our defined benefit pension plan between $278,000 and $1.9 million in 2008 for the 2007 plan and we will continue in future years to make contributions as required by the Pension Protection Act funding rules.

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

Outlook

Over-earnings-Natural Gas Segment

We recorded estimated 2006 over-earnings for the natural gas segment of $25,000. Interest accrued on this estimated over-earnings as of March 31, 2008 is $1,544. This liability is included in the over-earnings liability on our balance sheet. The calculations supporting these liabilities are complex and involve a variety of projections and estimates before the ultimate settlement of such obligations. Estimates may be revised as expectations change and factors become known and determinable.

Our 2006 estimates of our over-earnings liabilities could change upon the FPSC finalization of our earnings expected during 2008. The FPSC determines the disposition of over-earnings with alternatives that include refunds to customers, funding storm or environmental reserves, or reducing any depreciation reserve deficiency.

Medical Insurance

Insurance costs increased $49,000 in the first quarter of 2008 as compared to 2007.

We continue to experience medical claims which are significantly above average over the last several years. These high claims resulted in a significant increase to our plan cost which has increased our medical premiums each year. In an effort to better control these cost increases, the Company will be more proactive in identifying healthcare options that will help control our overall medical costs and strive to improve our employees’ health. We will be exploring various wellness programs that could meet these goals of reduced costs and improved employee health.

Land Purchases

We purchased land for $3.4 million in July 2007 for a new South Florida operations facility.  We are in the process of preparing plans for a building on this property and expect to begin construction within the next three years.

We have a commitment to purchase additional land for approximately $200,000 adjacent to our Central Florida operations facility for additional parking. We expect to close on this land purchase during the third quarter of 2008.

Storm Related Expenditures

Regulators continue to focus on hurricane preparedness and storm recovery issues for utility companies. Newly mandated storm preparedness initiatives will impact our operating expenses and capital expenditures in 2008.  Storm hardening initiatives, recently mandated by the FPSC, will increase other electric operating expenses for the remainder of 2008. However, we received recovery of these storm related expenses in our recent electric base rate proceeding, and management does not expect a negative impact to our 2008 earnings as a result of these mandates. It is possible that additional regulation and rules will be mandated regarding storm related expenditures over the next several years.

Electric Base Rate Proceeding

We filed a request with the FPSC in the third quarter of 2007 for a base rate increase in our electric segment. This request included recovery of increased expenses and capital expenditures since our last rate proceeding in 2004, as well as additional storm-related expenditures. Finalization of this request and FPSC approval of final permanent rates occurred on April 22, 2008.

Interim rate relief for partial recovery of the increased expenditures was approved by the FPSC on October 23, 2007. Interim rates which will produce additional annual revenues of approximately $800,000 went into effect for meter readings on and after November 22, 2007.

A final annual electric rate increase of approximately $3,900,000 a year was approved in April 2008, with the new rates beginning May 22, 2008.  These revenues should provide an increase to our overall profitability for the electric segment and recovery of increased expenditures including depreciation, storm readiness mandates and initiatives and other expenses beginning in 2008.

Electric Depreciation Study

On January 29, 2008, the FPSC approved new electric depreciation rates effective January 1, 2008 that are expected to increase annual depreciation expense by approximately $280,000 in 2008. The FPSC also recently approved recovery of this increased depreciation expense in our 2008 electric rate proceeding beginning May 22, 2008. Since the new final permanent base rates are not effective until May 22, 2008, a portion of the 2008 depreciation increase will not be recovered in 2008.

Asphalt Plant

A new commercial customer in our natural gas segment in the South Florida division is expected to be in service during the second quarter of 2008. The increase to annual gross profit from this new customer is expected to be approximately $86,000.

Forward-Looking Statements (Cautionary Statement)

This report contains forward-looking statements including those relating to the following:

·

Based on our current expectations for cash needs, including cash needs relating to construction of the South Florida operations building, we may choose to consider an equity or debt financing.

·

Our anticipation of continued compliance in the foreseeable future with our LOC covenants.

·

Our expectation that cash requirements will increase significantly in the future due to environmental clean-up costs, sinking fund payment on long-term debt and pension contributions.

·

Our belief that cash from operations, coupled with short-term borrowings on our LOC, will be sufficient to satisfy our operating expenses, normal construction expenditure and dividend payments through 2008.

·

Our 2006 over-earnings liability in natural gas will materialize as estimated.

·

Realization of actual additional revenues from the May 2008 electric base rate increase will occur as expected.

·

Earnings continue to be impacted by the overall economic conditions and management expects the slow-down to continue through 2008 with ongoing impact to our customer growth rates, unit sales and sales expense.

·

We are unable to precisely estimate what impact the higher fuel rates could have on electric consumption but we expect there could be as much as a reduction of 10% in sales. Management does not expect a significant impact to electric gross profit from this expected reduction in sales units since this reduction was considered in our recent electric base rate increase approved in April 2008.

·

Storm hardening initiatives recently mandated by the FPSC will increase other electric operating expenses for the remainder of 2008 and management does not expect a negative impact to our 2008 earnings as a result of these mandates due to the recent base rate proceeding.

·

We do not expect any material adverse findings as a result of the IRS audit of 2005 and 2006 tax years.

·

The Asphalt customer will be in service by the expected date, and gross profit will increase as estimated.

These statements involve certain risks and uncertainties. Actual results may differ materially from what is expressed in such forward-looking statements. Important factors that could cause actual results to differ materially from those expressed by the forward-looking statements include, but are not limited to, those set forth in “Risk Factors” in our Form 10-K for the year ended December 31, 2007.

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

We have decided to suspend our previous plan of hedging through a combination of purchasing caps and swaps.  We had decided to use a plan that, on a rolling four-quarter basis, would have purchased a “cap” on approximately one-third of our forecast propane volume purchases, performed a pre-buy or hedge with a swap for one-third of our forecast anticipated propane purchases, and bought 1/3 at market.  We are now fluctuating with the market or utilizing pre-purchased propane gas. As of March 31, 2008, we had not entered into any hedging activities or pre-purchased gas supplies.

We have no exposure to equity risk, as we do not hold any equity instruments. Our exposure to interest rate risk is limited to investments held for environmental costs, the long-term notes receivable from the sale of our water division and short-term borrowings on the line of credit. The investments held for environmental costs are short-term fixed income debt securities whose carrying amounts are not materially different than fair value. The short-term borrowings were approximately $9.7 million at the end of March 31, 2008. We do not believe we have material market risk exposure related to these instruments. The indentures governing our two first mortgage bond series outstanding contain "make-whole" provisions (pre-payment penalties that charge for lost interest), which render refinancing impracticable until sometime after 2010.

Item 4T.

Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on evaluation, our CEO and CFO have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in that they provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.

Risk Factors

The risk factors should be read in conjunction with those included in our most recent Form 10-K for the year ending December 31, 2007.

The financial performance of Florida Public Utilities Company may be adversely affected if its divisions are unable to successfully operate their facilities.

Florida Public Utilities Company’s financial performance depends on the successful operation of its electric, natural gas and propane facilities. Operating these facilities involves many risks, including:

•	operator error or failure of equipment or processes;

•	operating limitations that may be imposed by environmental or other regulatory requirements;

•	labor disputes;

•	fuel or material supply interruptions;

•	compliance with mandatory reliability standards; and

•	catastrophic events such as fires, earthquakes, explosions, floods, droughts, hurricanes, terrorist attacks, pandemic health events such as an avian influenza, or other similar occurrences.

A decrease or elimination of revenues from any one of our facilities or an increase in the cost of operating the facilities would reduce the net income and cash flows and could adversely impact the financial condition.

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

10.1

Amended Security Agreement and Promissory Note between FPU and Bank of America dated March 21, 2008.

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

FLORIDA PUBLIC UTILITIES COMPANY

(Registrant)

Date: May 14, 2008

By:  /s/ George M. Bachman

George M. Bachman

Chief Financial Officer

(Principal Accounting Officer)

FLORIDA PUBLIC UTILITIES COMPANY

EXHIBIT INDEX

Item Number

10.1

Amended Security Agreement and Promissory Note between FPU and Bank of America dated March 21, 2008.

31.1

Certification of Chief Executive Officer (CEO) per Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer (CFO) per Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Principal Executive Officer and Principal Financial Officer per Section 906 of the Sarbanes-Oxley Act of 2002.