Form 10-K/A
period 2007-12-31
FLORIDA PUBLIC UTILITIES CO
filed 2008-08-14
CIK 37643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                      ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                      ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                          ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                        ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                            ☐ Yes ☒ No

As of June 29, 2007, the aggregate market value of the Registrant’s Common Stock held by non-affiliates (based upon the closing price of the Common Stock on that date on the American Stock Exchange) was approximately $70,700,000.

On March 18, 2008, 6,187,175 shares of the Registrant’s $1.50 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the May 13, 2008 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Introduction

The Registrant is filing this Amendment No. 1 to Form 10-K for the limited purposes of (1) correcting its reference to “disclosure controls and procedures” in Item 9A and (2) providing corrected certifications of both its Chief Executive Officer and Chief Financial Officer.

PART II

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on evaluation, our CEO and CFO have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

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

10(x)	Agreement with Chevron Natural Gas dated December 13, 2007 (previously filed).

10(y)	Amendment to physical sale Agreement with Inergy Propane, LLC dated October 31, 2007 (previously filed).

10(z)	Agreement with Crosstex Gulf Coast Marketing LTD dated December 14, 2007 (previously filed).

10(aa)#	Employment Agreement between the Company and John T. English dated March 31, 2006, amended October 22, 2007 (previously filed).

10(ab)#	Employment Agreement between the Company and Charles L. Stein dated March 31, 2006, amended October 22, 2007 (previously filed).

10(ac)#	Employment Agreement between the Company and George M. Bachman dated March 31, 2006, amended October 22, 2007 (previously filed).

14	Ethics Policy (Incorporated by reference to exhibit 99.3 on FPU’s Form 10-K, filed March 30, 2004 File No. 001-10608).

16	Change in certifying accountants (Incorporated herein by reference as exhibit 16 to FPU’s current report on Form 8-K, filed April 18, 2003).

21	Subsidiary of the registrant (Incorporated by reference to exhibit 21 on FPU’s annual report on Form 10-K, for the year ended December 31, 2000).

23	Independent Registered Public Accounting Firm’s Consent BDO Seidman LLP

31.1	Certification of Principal Executive Officer (302).

31.2	Certification of Principal Financial Officer (302).

32	Certification of Principal Executive Officer and Principal Financial Officer (906).

#	Denotes management contract or compensatory plan or arrangement

*	Confidential treatment is being requested for a portion of this agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY

By:	/s/ George M. Bachman
George M. Bachman, Chief Financial Officer
(Duly Authorized Officer)

Date: August 13, 2008

FLORIDA PUBLIC UTILITIES COMPANY

EXHIBIT INDEX

Regulation S-K Item Number

10(t)	Agreement for the purchase of land in south Florida, dated July 5, 2007 (previously filed).

10(u)	Agreement for the Firm Transportation Service with Florida Gas Transmission, for services beginning 11/01/07, expiring 2/29/2016, Contract No. 107033 (previously filed).

10(v)	Agreement for Firm Transportation Service with Florida Gas Transmission, for services beginning 11/01/07, expiring 3/31/2022, Contract No. 107034 (previously filed).

10(w)	Agreement for Firm Transportation Service with Florida Gas Transmission, for services beginning 11/01/07, expiring 2/29/2016, Contract No. 107035 (previously filed).

10(x)	Agreement with Chevron Natural Gas dated December 13, 2007 (previously filed).

10(y)	Amendment to physical sale Agreement with Inergy Propane, LLC dated October 31, 2007 (previously filed).

10(z)	Agreement with Crosstex Gulf Coast Marketing LTD dated December 14, 2007 (previously filed).

10(aa) #	Employment Agreement between the Company and John T. English dated March 31, 2006, amended October 22, 2007 (previously filed).

10(ab) #	Employment Agreement between the Company and Charles L. Stein dated March 31, 2006, amended October 22, 2007 (previously filed).

10(ac) #	Employment Agreement between the Company and George M. Bachman dated March 31, 2006, amended October 22, 2007 (previously filed)

23	Independent Registered Public Accounting Firm’s Consent BDO Seidman LLP (previously filed).

31.1	Certification of Principal Executive Officer (302).

31.2	Certification of Principal Financial Officer (302).

32	Certification of Principal Executive Officer and Principal Financial Officer (906) (previously filed).