Form 10-Q/A
period 2008-03-31
FLORIDA PUBLIC UTILITIES CO
filed 2008-08-14
CIK 37643

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

Introduction

This Amendment No. 1 to Form 10-Q is filed for the limited purposes of (1) excluding the partial definition in Item 9A of “disclosure controls and procedures” and (2) providing corrected certifications required by Rule 13a-14(a) to include all four subsections required in paragraph 4 of Item 601(b)(31) of Regulation S-K.

PART I.	FINANCIAL INFORMATION

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 6.	Exhibits

3.1	Amended Articles of Incorporation (incorporated herein by reference as Exhibit 3(i) to our quarterly report on Form 10-Q for the period ended June 30, 2002).

3.2	Amended By-Laws (incorporated herein by reference as Exhibit 3(ii) to our quarterly report on Form 10-Q for the period ended June 30, 2002).

4.1	Indenture of Mortgage and Deed of Trust of FPU dated as of September 1, 1942 (incorporated by reference herein to Exhibit 7-A to Registration No. 2-6087).

4.2	Fourteenth Supplemental Indenture dated September 1, 2001 (incorporated by reference to exhibit 4.2 on our annual report on Form 10-K for the year ended December 31, 2001).

4.3	Fifteenth Supplemental Indenture dated November 1, 2001 (incorporated by reference to exhibit 4.3 on our annual report on Form 10-K for the year ended December 31, 2001).

10.1	Amended Security Agreement and Promissory Note between FPU and Bank of America dated March 21, 2008 (previously filed).

31.1	Certification of Chief Executive Officer (CEO) per Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (CFO) per Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer per Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY
(Registrant)

Date: August 13, 2008	By:	/s/ George M. Bachman
George M. Bachman
Chief Financial Officer
(Principal Accounting Officer)

FLORIDA PUBLIC UTILITIES COMPANY

EXHIBIT INDEX

Item Number

31.1	Certification of Chief Executive Officer (CEO) per Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (CFO) per Section 302 of the Sarbanes-Oxley Act of 2002.