Form 10-Q
period 2008-06-30
FLORIDA PUBLIC UTILITIES CO
filed 2008-08-14
CIK 37643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

On August 8, 2008, there were 6,195,384 shares of $1.50 par value common stock outstanding.

INDEX

Part I.

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Statements of Income

Condensed Consolidated Statements of Comprehensive Income

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

Item 1A.

Risk Factors

Item 4.

Submission of Matters to a Vote of Security Holders

Item 6.

Exhibits

Signatures

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Natural gas	$18,973	$15,502	$41,110	$36,075
Electric	18,214	13,135	35,737	26,493
Propane gas	4,189	3,831	9,559	8,512
Total revenues	41,376	32,468	86,406	71,080
Cost of Fuel and Other Pass Through Costs	29,351	20,699	60,263	45,468
Gross Profit	12,025	11,769	26,143	25,612

Operating Expenses
Operation and maintenance	7,913	7,443	14,894	14,616
Depreciation and amortization	2,206	2,031	4,459	4,103
Taxes other than income taxes	764	699	1,637	1,559
Total operating expenses	10,883	10,173	20,990	20,278
Operating Income	1,142	1,596	5,153	5,334

Other Income and (Deductions)
Merchandise and service revenue	534	752	1,256	1,667
Merchandise and service expenses	(591)	(670)	(1,215)	(1,480)
Other income	170	145	300	296
Interest expense	(1,195)	(1,216)	(2,418)	(2,383)
Total other deductions – net	(1,082)	(989)	(2,077)	(1,900)
Earnings Before Income Taxes	60	607	3,076	3,434
Income tax (expense) benefit	21	(197)	(1,045)	(1,226)
Net Income	81	410	2,031	2,208
Preferred Stock Dividends	7	7	14	14
Earnings For Common Stock	$74	$403	$2,017	$2,194

(Basic and Diluted):
Earnings Per Common Share	$0.01	$0.07	$0.33	$0.36

Dividends Declared Per Common Share	$0.1175	$0.1125	$0.2300	$0.2200

Average Shares Outstanding	6,078,446	6,030,928	6,075,005	6,027,833
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$81	$410	$2,031	$2,208
Other comprehensive income
Pension and post retirement costs	36	41	73	80
Income tax expense on other comprehensive income	(14)	(15)	(28)	(30)
Comprehensive income	$103	$436	$2,076	$2,258
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2008	2007
ASSETS
Utility Plant
Utility Plant	$206,693	$202,384
Less Accumulated depreciation	66,053	64,012
Net utility plant	140,640	138,372

Current Assets
Cash	2,492	3,478
Accounts receivable	14,851	12,269
Allowance for uncollectible accounts	(363)	(326)
Unbilled receivables	1,923	1,879
Notes receivable	292	298
Inventories (at average unit cost)	4,476	4,251
Prepaid expenses	475	861
Under-recovery of fuel	9	-
Deferred income taxes-current	421	949
Income tax prepayment	505	-
Other regulatory assets-environmental	456	456
Deferred charges-current	356	399
Investments held for environmental costs-current	3,509	3,444
Total current assets	29,402	27,958

Other Assets
Other regulatory assets-environmental	6,903	7,197
Long-term receivables and other investments	5,466	5,622
Deferred charges	6,079	6,360
Goodwill	2,405	2,405
Intangible assets (net)	4,253	4,430
Total other assets	25,106	26,014
Total Assets	$195,148	$192,344

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2008	2007
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity	$49,926	$48,946
Preferred stock	600	600
Long-term debt	47,995	49,363
Total capitalization	98,521	98,909

Current Liabilities
Line of credit	12,529	11,122
Accounts payable	11,941	9,901
Current portion of long-term debt	1,409	1,409
Insurance accrued	230	218
Interest accrued	629	1,163
Other accruals and payables	3,077	2,729
Environmental Liability – current	588	1,379
Taxes accrued	2,693	2,168
Over-earnings liability	27	26
Over-recovery of fuel costs and other	1,839	3,207
Customer deposits	10,857	10,547
Total current liabilities	45,819	43,869

Other Liabilities
Deferred income taxes	15,766	16,896
Environmental liability	12,891	12,250
Regulatory liability-storm reserve	2,448	2,387
Regulatory liabilities-other	11,600	10,719
Other liabilities	8,103	7,314
Total other liabilities	50,808	49,566
Total Capitalization and Liabilities	$195,148	$192,344

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007

Net cash provided by operating activities	$4,043	$10,980

Investing Activities
Construction expenditures	(5,749)	(6,537)
Proceeds received on notes receivable	283	371
Other	92	(150)
Net cash used in investing activities	(5,374)	(6,316)

Financing Activities
Net increase (decrease) in short-term borrowings	1,407	(2,361)
Dividends paid	(1,345)	(1,307)
Other increases	283	235
Net cash provided by (used in) financing activities	345	(3,433)

Net (decrease) increase in cash	(986)	1,231

Cash at beginning of period	3,478	84

Cash at end of period	$2,492	$1,315
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2008

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

In November 2007, the Company’s electric segment received interim rate relief for partial recovery of increased expenditures. These interim rates would produce additional annual revenues of approximately $800,000 went into effect for meter readings on and after November 22, 2007.

In April 2008, the FPSC approved the final annual electric rate increase of approximately $3,900,000, with the new rates beginning May 22, 2008.  These revenues should provide an increase to the Company’s overall profitability for the electric segment and recovery of increased expenditures including depreciation, storm readiness mandates and initiatives and other expenses beginning in 2008.

4.

Pledged Assets

Substantially all of the Company’s utility plant and the shares of its wholly owned subsidiary, Flo-Gas Corporation, collateralize the Company’s First Mortgage Bonds (long-term debt).  Cash, accounts receivable and inventory are collateral for the line of credit.

5.

Restriction on Dividends

The Company’s Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends. At June 30, 2008, approximately $10.2 million of retained earnings were free of such restriction and available for the payment of dividends. The Company’s line of credit agreement contains covenants that, if violated, could restrict or prevent the payment of dividends. The Company is not in violation of these covenants.

6.

Allowance for Uncollectible Accounts

The Company records an allowance for uncollectible accounts based on historical information and current economic conditions.  The following is a summary of bad debt activity for the second quarter as of June 30:

Allowance for Doubtful Accounts
(Dollars in thousands)
	2008	2007
Bad Debt Write-offs	$200	$135
Bad Debt Accrual Provision	$164	$115

7.

Storm Reserves

As of June 30, 2008, the Company had a storm reserve of approximately $1.8 million for the electric segment and approximately $613,000 for the natural gas segment. The Company does not have a storm reserve for the propane gas segment. For additional information on the Company’s storm reserve, see Note 10, Over-earnings – Natural Gas Segment.

8.

Goodwill and Other Intangible Assets

The Company does not amortize goodwill or intangibles with indefinite lives. The Company periodically tests the applicable reporting segments, natural gas and propane gas, for impairment. In the event goodwill or intangible assets related to a segment are determined to be impaired, the Company would write down such assets to fair value. The impairment tests performed effective January 1, 2008 showed no impairment for either reporting segment.

Goodwill associated with the Company’s acquisitions consists of $500,000 in the natural gas segment and $1.9 million in the propane gas segment. The summary of intangible assets at June 30, 2008 and December 31, 2007, is as follows:

Intangible Assets (Dollars in thousands)
		June 30, 2008	December 31, 2007
Customer distribution rights	(Indefinite life)	$ 1,900	$ 1,900
Customer relationships	(Indefinite life)	900	900
Software	(Five to nine year life)	3,532	3,499
Accumulated amortization		(2,079)	(1,869)
Total intangible assets, net of amortization		$ 4,253	$ 4,430

The amortization expense of intangible assets was approximately $106,000 and $88,000 for the three months ended June 30, 2008 and 2007, respectively, and $210,000 and $174,000 for the six months ended June 30, 2008 and 2007, respectively.

9.

Common Shareholders’ Equity

Items impacting common shareholders’ equity other than comprehensive income and dividends are the dividend reinvestment program, employee stock purchase program, stock compensation plans and treasury stock. The net impact of these additional items increased common shareholders’ equity approximately $315,000 for the six months ended June 30, 2008.  Accumulated other comprehensive income, comprised of the deferred cost of employee benefit plans, totaled approximately $133,000 and $88,000 as of June 30, 2008 and December 31, 2007, respectively. The change to other comprehensive income for the quarter ending June 30, 2008 was a net gain of approximately $22,000.

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

The Company recorded estimated 2006 over-earnings for regulated natural gas operations and subsequent interest accruals of $26,717. This over-earnings liability is included in the over-earnings liability on the Company’s consolidated balance sheet as of June 30, 2008 and December 31, 2007. The calculations supporting these liabilities are complex and involve a variety of projections and estimates before the ultimate settlement of such obligations. Estimates may be revised as expectations change and factors become known and determinable.

The 2006 over-earnings liability and the estimate that there is no 2007 and 2008 overearnings liability is based on the Company’s best estimate, but the amount could change upon the FPSC finalization expected later this year. The FPSC determines the disposition of over-earnings with alternatives that include refunding to customers, increasing storm damage or environmental reserves or reducing any depreciation reserve deficiency.

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

(Dollars in thousands)
Site	Range From	Range To
West Palm Beach	$ 4,903	$ 18,130
Sanford	609	609
Pensacola and Key West	121	121
Total	$ 5,633	$ 18,860

The Company currently has $13.5 million recorded as our best estimate of the environmental liability. The FPSC approved up to $14 million for total recovery from insurance and rates based on the original 2005 projections as a basis for rate recovery. The Company has recovered a total of $6.1 million from insurance and rate recovery, net of costs incurred to date.  The remaining balance of $7.4 million is recorded as a regulatory asset.  On October 18, 2004 the FPSC approved recovery of $9.1 million for environmental liabilities.  The amortization of this recovery and reduction to the regulatory asset began on January 1, 2005. The majority of environmental cash expenditures is expected to be incurred before 2010, but may continue for another 10 years.

West Palm Beach Site

FPUC completed field investigations for the contamination assessment task in October 2006.  Thereafter, FPUC retained The RETEC Group, Inc. to perform a feasibility study to evaluate appropriate remedies for the site to respond to the reported soil and groundwater impacts.  On November 30, 2006, RETEC transmitted a feasibility study to FPUC and FDEP.  The feasibility study evaluated a wide range of remedial alternatives. The total costs for the remedies evaluated in the feasibility study ranged from a low of $2.8 million to a high of $54.6 million.  Based on the likely acceptability of proven remedial technologies described in the feasibility study and implemented at similar sites, consulting/remediation costs are projected to range from $4.6 million to $17.9 million. This range of costs covers such remedies as in situ solidification for the deeper impacts, excavation of surficial soils, installation of a barrier wall with a permeable biotreatment zone, or some combination of these remedies.

By letter dated May 7, 2007, FDEP provided its comments to the feasibility study, the substance of which was discussed at a meeting between FPUC and FDEP on September 14, 2007.  A revised feasibility study was submitted to FDEP on June 30, 2008.  FPUC is currently awaiting FDEP's comments to the response.

Based on the information provided in the feasibility study, remaining legal fees/costs are currently projected to be approximately $272,700. Consulting/remediation costs are projected to range from $4.6 million to $17.9 million. Thus, FPUC's total probable legal and cleanup costs for the West Palm Beach MGP site are currently projected to range from $4.9 million to $18.1 million.

Sanford Site

In late September 2006, EPA sent a Special Notice Letter to FPUC, notifying FPUC, and the other responsible parties at the site (Florida Power Corporation, Florida Power & Light Company, Atlanta Gas Light Company, and the City of Sanford, Florida, collectively with FPUC, "the Sanford Group"), of EPA's selection of a final remedy for OU1 (soils), OU2 (groundwater), and OU3 (sediments) for the site.  The total estimated remediation costs for the Sanford Gasification Plant Site were projected by EPA to be approximately $12.9 million.

In January 2007, FPUC and other members of the Sanford Group signed a Third Participation Agreement, which provides for funding the final remedy approved by EPA for the site.  FPUC's share of remediation costs under the Third Participation Agreement is set at five percent (5%) of a maximum of $13 million ($650,000), providing the total cost of the final remedy does not exceed $13 million.  If the cost of the final remedy does exceed $13 million, the Sanford Group members agreed to negotiate in good faith at such time that it appears that the total cost will exceed $13 million for the allocation of the additional cost.  FPUC has advised the other members of the Sanford Group that FPUC is unwilling at this time to agree to pay any sum in excess of the $650,000 committed by FPUC in the Third Participation Agreement.

An initial call for funds under the Third Participation Agreement was sent to all members of the Sanford Group on May 16, 2008, seeking funds totaling $2 million.  FPUC's share of the initial call for funds was $100,000 (5% of $2 million), which was paid by FPUC to the Sanford Group Escrow Account in June 2008.

The Sanford Group, EPA and the United States Department of Justice entered into a Consent Decree in March 2008 that was lodged with the federal court in Orlando on March 28, 2008.  The Consent Decree provides for the implementation by the Sanford Group of the remedy selected by EPA for the site.  It is anticipated that the federal court will enter the Consent Decree later in 2008.  The Sanford Group will then be obligated to implement the remedy approved by EPA for the site.

The Sanford Group is currently negotiating with an adjacent property owner, Christian Prison Ministries ("CPM"), for access to CPM's property for the purpose of implementing a portion of the EPA-approved remedy.  CPM has advised the Sanford Group that CPM will incur damages as a result of the remedy and has demanded that the Sanford Group compensate CPM for such damages.  The Sanford Group has offered a settlement package to CPM that would require the Sanford Group to purchase the CPM property for approximately $2 million.  FPUC contends that it should not be required to participate in the funding of this settlement based on the absence of any contribution by FPUC of contaminants to the site.  At present, FPUC does not plan on participating financially in the settlement with CPM.

Remaining legal fees/costs are currently projected to be approximately $59,000. FPUC's remaining obligation under the Third Participation Agreement is $550,000. Thus, FPUC's total probable legal and cleanup costs for the Sanford MGP site are currently projected to be approximately $609,000.

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

Consulting/remediation costs are projected to be $24,600, legal fees/costs are projected to be $3,700, for total probable costs for the Pensacola MGP site of $28,300.

Key West Site

From 1927-1938, we owned and operated a gasification plant in Key West, Florida. The plant discontinued operations in the late 1940s; the property on which the plant was located is currently used for a propane gas distribution business. In March 1993, a Preliminary Contamination Assessment Report (PCAR) was prepared by a consultant jointly retained by the current site owner and the Company and was delivered to FDEP. The PCAR reported that very limited soil and groundwater impacts were present at the site. By letter dated December 20, 1993, FDEP notified us that the site did not warrant further "CERCLA consideration and a Site Evaluation Accomplished disposition is recommended." FDEP then referred the matter to its Marathon office for consideration of whether additional work would be required by FDEP's district office under Florida law. As of June 30, 2008, the Company has received no further communication from FDEP with respect to the site.  At this time we are unable to determine whether additional field work will be required by FDEP and, if so, the scope or costs of such work.  In 1999, the Company received an estimate from its consultant that additional costs to assess and remediate the reported impacts would be approximately $166,000.  Assuming the current owner shared in such costs according to the allocation agreed upon by the parties for the PCAR, the Company’s share of remediation expenses, plus attorney’s fees and costs, is projected to be $93,000 for this site.

12.

IRS Examination

In February of 2007, the IRS completed our 2003 and 2004 tax year examinations.   We reclassified the tax liability recognized in 2007 as it relates to this audit, and classified it as a current tax payable. We paid this tax liability and the interest on this liability of approximately $195,000 and $48,000 respectively in July 2008.  This adjustment does not affect our annual effective income tax rate, and did not result in a material change in our financial position.

The Company has amended its 2004 federal and Florida corporate income tax returns to reflect the IRS audit adjustments.

In July 2008, the IRS began their examination of our 2005 and 2006 tax years.  We anticipate our unrecognized tax benefits may increase or decrease; however, since our tax positions have remained consistent with those from the previously audited tax years, we do not expect any material adverse findings as the result of the current IRS audit that have not been included in our current tax payable or a tax liability.

13.

Employee Benefit Plans

The Company sponsors a qualified defined benefit pension plan for non-union employees hired before January 1, 2005 and for unionized employees that work under one of the six Company union contracts and were hired before their respective contract dates in 2005 or in 2006 depending on the specific contract. Employees hired after December 31, 2004 and union employees hired after the above time frames are not eligible for the defined benefit pension plan and are in a 401k match plan. The Company also sponsors a post-retirement medical plan.

The following table provides the components of the net periodic benefit cost for our pension plan and postretirement benefit plan for the three months and six months ended June 30, 2007 and 2008.

FLORIDA PUBLIC UTILITIES COMPANY
Net Periodic Benefit Costs
(Dollars in thousands)

Three Months Ended			Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Pension Plan:
Service Cost	$ 249	$ 283	$ 522	$ 566
Interest Cost	712	566	1,354	1,132
Expected Return on Plan Assets	(653)	(610)	(1,301)	(1,220)
Amortization of Prior Service Cost	176	184	360	368
Net Periodic Pension Cost	$ 484	$ 423	$ 935	$ 846

Postretirement Benefit Plan:
Service Cost	$ 14	$ 16	$ 28	$ 32
Interest Cost	34	26	59	52
Amortization of Transition Obligation/(Asset) Obligation/(Asset)	11	11	22	22
Amortization of Net (Gain) or Loss	1	(5)	(12)	(10)
Net Periodic Postretirement Benefit Cost	$ 60	$ 48	$ 97	$ 96

For additional information related to our employee benefit plans, please see Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2007. Approximately 79% of the net deferred and unrecognized gains and losses relate to the regulated segment of the business and are recoverable through regulatory assets.

FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, that requires the Company to show the funded status of its pension and retiree health care plan as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans, net of tax, as part of accumulated other comprehensive income (loss) (AOCI) in shareholders’ equity. The accumulated other comprehensive income is a gain of $132,982, net of income tax effect of $80,229, at June 30, 2008 compared to a gain of $87,528, net of income tax effect of $52,806, for December 31, 2007. Previously, the net deferred and unrecognized gains and losses were included in the prepaid asset or accrued liability recorded for the retirement plans.

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

Financial Accounting Standard No. 162

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This standard offers guidance on the principles used to prepare financial statements in accordance with GAAP.  FASB Statements of Financial Accounting Concepts now supersede industry practice. The Company does not anticipate the adoption of this standard will have a material effect on our financial position or results of operation.

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

Business segment information at June 30, 2008, and December 31, 2007 is summarized as follows:

(Dollars in thousands)	2008	2007
Identifiable assets
Natural gas	$100,515	$99,295
Electric	58,015	54,202
Propane gas	19,052	19,371
Common	17,566	19,476
Consolidated	$195,148	$192,344

Business segment information for the quarter ending and six months ending June 30, 2008, and June 30, 2007 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Revenues
Natural gas	$18,973	$15,502	$41,110	$36,075
Electric	18,214	13,135	35,737	26,493
Propane gas	4,189	3,831	9,559	8,512
Consolidated	$41,376	$32,468	$86,406	$71,080
Operating income, excluding income tax
Natural gas	$225	$834	$2,617	$3,273
Electric	866	422	1,601	997
Propane gas	51	340	935	1,064
Consolidated	$1,142	$1,596	$5,153	$5,334
Depreciation and amortization
Natural gas	$1,129	$1,082	$2,317	$2,208
Electric	796	674	1,583	1,343
Propane gas	203	200	404	406
Common	78	75	155	146
Consolidated	$2,206	$2,031	$4,459	$4,103
Income tax expense (benefit)
Natural gas	$(172)	$71	$407	$706
Electric	171	18	313	141
Propane gas	(46)	47	230	241
Common	26	61	95	138
Consolidated	$(21)	$197	$1,045	$1,226
Construction expenditures
Natural gas	$1,599	$1,894	$2,854	$3,572
Electric	839	1,059	2,331	1,974
Propane gas	280	327	466	702
Common	62	170	98	289
Consolidated	$2,780	$3,450	$5,749	$6,537

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

The slump in the economy and higher prices for fuel and other commodities have contributed to conservation measures taken by our customers and the reduction in units sold in 2008 compared to 2007.

Despite the reduction in units sold this year, electric gross profit increased due to interim and final rate relief.  Interim rate relief of approximately $800,000, annually, was approved beginning in November 2007. Final electric base rate relief of approximately $3.9 million per year was approved in April 2008 with new rates beginning May 22, 2008.

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

Earnings continue to be impacted by the overall economic slowdown and management expects current conditions to continue through 2008 with an ongoing impact to our customer growth rates, unit sales and sales expense.   In addition, earnings for 2008 are lower for the quarter and year to date ending June 30, 2008 compared to these same periods in 2007 primarily because of nonrecurring professional fees and expenses incurred in the second quarter 2008 of approximately $500,000 related to strategic development activity no longer ongoing. The impact to net income for the effects of these nonrecurring administrative and general expenses is $304,000 after income taxes or $.05 per share for the quarter and year to date ending June 30, 2008. Management continues to look for ways to help offset the negative impacts of the current economic condition.

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

Revenues and Gross Profit
(Dollars and units in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Natural Gas
Revenues	$18,973	$15,502	$41,110	$36,075
Cost of fuel and other pass through costs	12,846	9,168	26,928	21,690
Gross Profit	$ 6,127	$ 6,334	$14,182	$14,385
Units sold: (MDth)	1,318	1,447	3,179	3,287
Customers (average for the period)	52,130	51,737	52,148	51,747
Electric
Revenues	$18,214	$13,135	$35,737	$26,493
Cost of fuel and other pass through costs	13,994	9,590	27,853	19,489
Gross Profit	$ 4,220	$ 3,545	$7,884	$7,004
Units sold: (MWH)	188,421	200,298	361,697	385,934
Customers (average for the period)	31,294	31,066	31,258	31,004
Propane Gas
Revenues	$ 4,189	$ 3,831	$9,559	$8,512
Cost of fuel	2,511	1,941	5,482	4,289
Gross Profit	$ 1,678	$ 1,890	$ 4,077	$ 4,223
Units sold: (MDth)	128	143	298	335
Customers (average for the period)	12,536	13,274	12,602	13,327
Consolidated
Revenues	$41,376	$32,468	$86,406	$71,080
Cost of fuel	29,351	20,699	60,263	45,468
Gross Profit	$12,025	$11,769	$26,143	$25,612
Customers (average for the period)	95,960	96,077	96,008	96,078

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007.

Revenues and Gross Profit

Natural Gas

Natural gas service revenues increased $3.5 million, or 22%, in the second quarter of 2008 from the same period in 2007 due to increased revenues to recover our cost of fuel and other costs passed through to customers.

Although customers increased marginally due to the conversion of approximately 500 customers in our Central Florida division from propane to natural gas, gross profit declined by 3% primarily due to reduced unit sales per customer. Management believes the 9% decline in unit sales and decrease in usage per customer possibly relates to conservation measures taken by our customers as a result of the recent 40% fuel cost increases and overall downturn in the economy.

Electric

Electric revenues increased $5.1 million in the second quarter of 2008 over the same period in 2007. Higher cost of fuel and other costs that were passed through to customers accounted for $4.4 million of this increase. A new fuel contract in our Northwest division effective January 1, 2008, significantly increased the cost of fuel to market rates.

Gross profit this quarter increased by $675,000 or 19% compared to the second quarter of 2007 primarily due to the interim base rate increase effective November 2007 and the final base rate increase effective May 22, 2008. Other factors slightly impacting gross profit were a 1% increase in customer growth, offset by a 3% decrease in usage per customer, excluding two large industrial customers. Management believes the decrease in usage per customer possibly relates to conservation measures taken by our customers as a result of the recent increases in fuel and base rates.

Propane Gas

Propane revenues increased $358,000 in the second quarter of 2008 compared to the same period in 2007.   Cost of gas sold increased by $570,000 and contributed to the increase in revenue; however, units sold decreased by 10% and gross profit declined by $212,000.

The decrease in units sold is due in part to the recent conversion of approximately 500 customers in our Central Florida division from propane to natural gas.  This decrease in customers and units sold along with increased fuel costs, a $108,000 inventory loss adjustment, lower profit margins on commercial bulk accounts, and possible conservation measures taken by our customers contributed to the decrease in gross profit.

Operating Expenses

Operating expenses increased $710,000 in the second quarter of 2008 as compared to the same period in 2007.  Administrative and general expenses increased by $528,000, primarily due to an increase of approximately $500,000 in nonrecurring professional fees and expenses incurred in the second quarter of 2008 related to strategic development activity no longer ongoing.

We reduced the number of sales staff and other related sales expense due to the slow-down in the construction industry and the overall economy. Sales expense for the quarter was lower than this same period in 2007.

New plant additions in our operating segments, along with increased electric depreciation rates that were effective January 1, 2008 increased depreciation expense by $175,000 in the second quarter of 2008 compared to the same period in 2007.

Other Income and Deductions

Merchandise and service revenues and expense decreased by $218,000 and $79,000 respectively in the second quarter of 2008 compared to the same period last year. We continue to experience a decrease in merchandise sales and expenses as the effects of the slowdown of new construction and housing projects continue.

Total interest expense remained relatively flat in the second quarter of 2008 compared to the same period last year.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007.

Revenue and Gross Profit

Natural Gas

Natural gas service revenues increased $5.0 million in the six months ended June 30, 2008 over the same period in 2007.  As the cost of natural gas continues to increase, revenues to recover our cost of fuel and other costs passed through to customers increased by $5.2 million.

Our gross profit decreased by $203,000 or 1%.  The decrease in gross profit is attributable to a 3% decrease in units sold in 2008 due primarily to warmer weather and lower usage per customer, possibly due to increased fuel costs passed through to our customers and the down-turn in the housing market and economy as a whole.

Customers increased by 1% due to the recent conversion of approximately 500 customers in our Central Florida division from propane to natural gas.

Electric

Electric service revenues increased by $9.2 million in the six months ended June 30, 2008 over the same period in 2007.  Primarily all of the increase was attributable to the cost of fuel and other costs of $8.4 million that were passed through to customers. A new fuel contract in our Northwest division was effective January 1, 2008 and this increased the cost of fuel that was passed through to our customers.

Gross profit increased by $880,000 compared to the six months ending June 30, 2007 due to the interim base rate increase effective November 2007 and the final base rate increase effective May 2008.  Although the number of customers increased by 1%, there was a 1% decrease in units sold as a result of warmer weather and possible conservation measures taken by our customers due to the recent fuel and base rate increases.

Propane Gas

Propane revenues increased by $1.0 million in the six months ended June 30, 2008 compared to the same period in 2007. The cost of fuel that was passed through to our customers accounted for the revenue increase as gross profit actually decreased by 3% and unit sold decreased by 11%.

Lower profit margins on commercial bulk accounts, warmer weather, and possible customer conservation due to the downturn in the economy contributed significantly to this gross profit reduction.  The conversion of approximately 500 customers from propane to natural gas in September 2007 also reduced customers and units sold in this segment.  In addition, an inventory loss adjustment resulted in increased cost of sales expense of $108,000 over the prior period.

Operating Expenses

Operating expenses were higher by $712,000 in the six months ended June 30, 2008 compared to the same period in 2007. Administrative and general expenses increased by $575,000 primarily due to an increase of approximately$500,000 in nonrecurring professional fees and expenses incurred in the second quarter of 2008 related to strategic development activity no longer ongoing.

Sales expense decreased $253,000 due to a reduction in sales staff and other related sales expense resulting from the slow-down in the construction industry and the overall economy.  As the divisions continue to grow, capital additions and new electric depreciation rates contributed to $356,000 increase in depreciation expense.

The new electric depreciation rates are expected to increase annual depreciation expense by approximately $280,000 in 2008.  A portion of the 2008 depreciation rate increase was not recovered in 2008 through the increased electric base rates due to the timing of final rate recovery.

Other Income and Deductions

Merchandise and service revenue decreased by $411,000 in the six months ended June 30, 2008 compared to the same period last year. This was offset by a decrease in cost of merchandise and services of $265,000. The decrease in revenue was a result of the slowdown of new construction projects during the current downturn in the housing market.

The total interest expense remained flat compared to the prior year to date.

Income Taxes

Income tax expense decreased in the six months ended June 30, 2008 by $181,000 over the same period last year primarily due to lower taxable book income.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flow provided by operating activities for the six months ended June 30, 2008 decreased by approximately $6.9 million over the same period in 2007.  The timing of the receipt of increased customer accounts receivables due to the recent fuel price increases, offset by the increased accounts payables from the fuel price increases significantly contributed to this decrease. The over-recovered fuel costs collected in 2007 and subsequently refunded in 2008 accounted for approximately $1.4 million of the decrease in the current year’s net cash flow as compared to the prior year.

Investing Activities

Construction expenditures in the six months ended June 30, 2008 decreased by $788,000 compared to the same period last year.  This decrease is due primarily to reduced expenditures for distribution facilities and installations of approximately $1.1 million as a result of the slowdown in the construction industry and economy.  Additionally, decreases of $545,000 for transportation equipment, computer, and the mapping system contributed to this change from the prior year.  Offsetting these decreases, expenditures for the six months ending June 30, 2008 included approximately $826,000 for a 2008 replacement transformer at the Northeast Florida electric division.

Financing Activities

Short-term loan borrowings increased by $1.4 million during the six months ended June 30, 2008.  Cash increases from additional draws under the line of credit for operations were offset by a cash payment for dividends in the amount of $1.3 million.  As of June 30, 2008, our line of credit was $12.5 million as compared to $11.1 million as of December 31, 2007.

Capital Resources

We have a line of credit with Bank of America, which expires July 1, 2010.  In March 2008, we amended our line of credit to allow us, upon 30 days notice, to increase our maximum credit line to $26 million from the previous maximum of $20 million. The amendment also reduces the interest rate paid on borrowings by 0.10% or 10 basis points.  Effective April 29, 2008, we increased the line of credit from $12 million to $15 million. The line of credit contains affirmative and negative covenants that, if violated, would give the bank the right to accelerate the due date of the loan to be immediately payable. The covenants include certain financial ratios.  All ratios are currently met. Management believes we are in full compliance with all covenants and anticipates continued compliance.

We reserve $1 million of the line of credit to cover expenses for any major storm repairs in our electric segment and an additional $250,000 for a letter of credit insuring propane gas facilities. As of June 30, 2008, the amount borrowed on the line of credit was $12.5 million. The line of credit, long-term debt and preferred stock as of June 30, 2008 comprised 56% of total debt and equity capitalization.

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

Our 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property.  At June 30, 2008, such calculation would permit the issuance of approximately $49 million of additional bonds.

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

Capital expenditures are expected to be lower for the remainder of 2008 compared to the same period in 2007 by approximately $3.7 million. 2007 included a non-recurring expenditure of $3.5 million to purchase land for a new South Florida operations facility.

We currently have approximately $500,000 in commitments for capital expenditures for the remainder of 2008. These commitments include vehicles for approximately $340,000 and land in our Central Florida division for approximately $200,000.

Cash requirements will increase significantly in the future due to environmental cleanup costs, sinking fund payments on long-term debt and pension contributions. Environmental cleanup is forecast to require payments of approximately $226,000 in 2008, with remaining payments, which could total approximately $13.3 million, beginning in 2009. Annual long-term debt sinking fund payments of approximately $1.4 million began in May 2008 and will continue for eleven years. Based on current projections, we will make a voluntary contribution in our defined benefit pension plan of $278,000 in 2008 for the 2007 plan and we will continue in future years to make contributions as required by the Pension Protection Act funding rules.

Based on our current expectations management believes that the cash available, the line of credit and cash from operations will be sufficient for the next twelve months. In the future we may choose to consider equity or debt financing and the need and timing will depend upon operational requirements, the timing of environmental expenditures, pension contributions and construction expenditures.  In addition, if we experience significant environmental expenditures it is possible we may need to raise additional funds in the second half of 2009.   There can be no assurance, however, that equity or debt transaction financing will be available on favorable terms or at all when we make the decision to proceed with a financing transaction.

Outlook

Over-earnings-Natural Gas Segment

We recorded estimated 2006 over-earnings for the natural gas segment of $25,000. Interest accrued on this estimated over-earnings as of June 30, 2008 is $1,717. This liability is included in the over-earnings liability on our balance sheet. The calculations supporting these liabilities are complex and involve a variety of projections and estimates before the ultimate settlement of such obligations. Estimates may be revised as expectations change and factors become known and determinable.

Our 2006 estimates of our over-earnings liabilities could change upon the FPSC finalization of our earnings expected during 2008. The FPSC determines the disposition of over-earnings with alternatives that include refunds to customers, funding storm or environmental reserves, or reducing any depreciation reserve deficiency.

Medical Insurance

Insurance costs increased approximately $76,000 in the first six months of 2008 as compared to 2007. We continue to experience medical claims which are significantly above average over the last several years. These high claims resulted in a significant increase to our plan cost which has increased our medical premiums each year. In an effort to better control these cost increases, the Company will be more proactive in identifying healthcare options that will help control our overall medical costs and strive to improve our employees’ health. We will be exploring various wellness programs that could meet these goals of reduced costs and improved employee health.

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

Natural Gas Base Rate Proceeding

We plan to file a request with the FPSC in the fourth quarter of 2008 for a base rate increase in our natural gas segment. This request will include recovery of increased expenses and some capital expenditures since our last rate proceeding in 2004. Finalization of this request and approval, if any, of a natural gas base rate increase would not occur until mid 2009. Possible interim rate relief for partial recovery of the increased expenditures may occur in early 2009.

Asphalt Plant

A new commercial customer in our natural gas segment in the South Florida division is expected to be in service during the fourth quarter of 2008. The increase to annual gross profit from this new customer is expected to be approximately $86,000.

Propane Company Asset Purchase

We expect to purchase most of the assets and materials of a propane company located in Central Florida for approximately $140,000 in the third or fourth quarter of 2008. This purchase is expected to increase our annual gross profit by approximately $65,000 and our customers by approximately 400.

Bankruptcy and Bad Debt

A large commercial customer in our natural gas segment located in South Florida has filed for Chapter 11 bankruptcy in August 2008. We expect to accrue for this bad debt on their accounts receivable for approximately $170,000 as of June 30, 2008 in the third quarter of 2008. We may receive partial recovery from the bankruptcy courts on this receivable. The estimated annual base revenue for this customer is approximately $31,000.

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

•

Our belief that cash from operations, coupled with short-term borrowings on our line of credit, will be sufficient to satisfy our operating expenses, normal construction expenditure and dividend payments through 2008.

•

Our 2006 over-earnings liability in natural gas will materialize as estimated.

•

Realization of actual additional revenues from the May 2008 electric base rate increase will occur as expected.

•

Earnings continue to be impacted by the overall economic conditions and management expects the slow-down to continue through 2008 with ongoing impact to our customer growth rates, unit sales and sales expense.

•

We are unable to precisely estimate what impact the higher fuel rates could have on electric consumption but we expect there could be as much as a reduction of 10% in sales. Management does not expect a significant impact to electric gross profit from this expected reduction in sales units since this reduction was considered in our recent electric base rate increase approved in April 2008.

•

Storm hardening initiatives recently mandated by the FPSC will increase other electric operating expenses for the remainder of 2008 and management does not expect a negative impact to our 2008 earnings as a result of these mandates due to the recent base rate proceeding.

•

We do not expect any material adverse findings as a result of the IRS audit of 2005 and 2006 tax years.

•

The Asphalt customer will be in service by the expected date, and gross profit will increase as estimated.

•

The Propane Asset purchase in Central Florida will occur as expected.

•

The Natural Gas Rate Proceeding will be filed by the end of 2008. Finalization of this request and approval, if any, of a natural gas base rate increase would not occur until mid 2009. Possible interim rate relief for partial recovery of the increased expenditures may occur in early 2009.

•

The purchase of land will occur as expected in Central Florida in the third quarter of 2008.

•

The new electric depreciation rates are expected to increase annual depreciation expense by approximately $280,000 in 2008.

•

Capital expenditures are expected to be lower for the remainder of 2008 compared to the same period in 2007 by approximately $3.7 million.

•

The South Florida operations facility will begin construction as anticipated.

•

The bankruptcy will result in additional write-offs and bad debt expense as anticipated.

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

We have decided to suspend our previous plan of hedging through a combination of purchasing caps and swaps.  We had decided to use a plan that, on a rolling four-quarter basis, would have purchased a “cap” on approximately one-third of our forecast propane volume purchases, performed a pre-buy or hedge with a swap for one-third of our forecast anticipated propane purchases, and bought one-third at market.  We are now fluctuating with the market or utilizing pre-purchased propane gas. As of June 30, 2008, we had not entered into any hedging activities or pre-purchased gas supplies.

We have no exposure to equity risk, as we do not hold any equity instruments. Our exposure to interest rate risk is limited to investments held for environmental costs, the long-term notes receivable from the sale of our water division and short-term borrowings on the line of credit. The investments held for environmental costs are short-term fixed income debt securities whose carrying amounts are not materially different than fair value. The short-term borrowings were approximately $12.5 million at the end of June 30, 2008. We do not believe we have material market risk exposure related to these instruments. The indentures governing our two first mortgage bond series outstanding contain "make-whole" provisions (pre-payment penalties that charge for lost interest), which render refinancing impracticable until sometime after 2010.

Item 4T.

Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.

      Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 13, 2008.  At that meeting, the stockholders were asked to consider and act on the following:

•

Election of two 2 directors

•

Approve an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares of common stock available in this Plan by 125,000 shares

•

Ratification of the appointment of BDO Seidman, LLP, as the Company’s independent registered certified public accounting firm

Each of the following directors was reelected for a term expiring in 2010 and received the number of votes set forth opposite his name:

Nominee	For	Against/Withheld	Broker Non-votes	Abstentions
Paul L. Maddock, Jr.	5,033,708	428,507	0	0
Dennis S. Hudson III	5,040,936	421,278	0	0

The following votes were cast in respect of the amendment to the Company’s Employee Stock Purchase Plan and the appointment of the Company’s independent registered certified public accounting firm, BDO Seidman, LLP:

	For	Against/Withheld	Broker Non-votes	Abstentions
Amendment to ESPP	3,247,079	609,398	1,569,191	36,547
Ratification of BDO Seidman, LLP	5,403,767	35,440	0	23,027

Item 6.

Exhibits

3.1

Amended Articles of Incorporation (incorporated herein by reference as Exhibit 3(i) to our quarterly report on Form 10-Q for the period ended June 30, 2002).

3.2

Amended By-Laws (incorporated herein by reference as Exhibit 3(ii) to our quarterly report on Form 10-Q for the period ended June 30, 2002).

3.3

Amendment to Articles of Incorporation increasing the number of authorized shares of common stock, $1.50 par value per share, from 6,000,000 to 10,000,000 shares.

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

10.2

Physical Sale Agreement between FPU and Inergy Propane, LLC dated May 1, 2008. *

10.3

Network Operating Agreement between FPU and Southern Company Services, Inc. for the transmission of power purchased from Gulf Power Company, dated June 9, 2008.

10.4

Network Integration Transmission Service Agreement between FPU and Southern Company Services, Inc. for the transmission of power purchased from Gulf Power Company, dated June 9, 2008.

31.1

Certification of Chief Executive Officer (CEO) per Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer (CFO) per Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Principal Executive Officer and Principal Financial Officer per Section 906 of the Sarbanes-Oxley Act of 2002.

*Confidential treatment requested for portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PUBLIC UTILITIES COMPANY

(Registrant)

Date: August14, 2008

By:  /s/ George M. Bachman

George M. Bachman

Chief Financial Officer

(Principal Accounting Officer)

FLORIDA PUBLIC UTILITIES COMPANY

EXHIBIT INDEX

Item Number

3.3

Amendment to Articles of Incorporation increasing the number of authorized shares of common stock, $1.50 par value per share, from 6,000,000 to 10,000,000 shares.

10.2

Physical Sale Agreement between FPU and Inergy Propane, LLC dated May 1, 2008. *

10.3

Network Operating Agreement between FPU and Southern Company Services, Inc. for the transmission of power purchased from Gulf Power Company, dated June 9, 2008.

10.4

Network Integration Transmission Service Agreement between FPU and Southern Company Services, Inc. for the transmission of power purchased from Gulf Power Company, dated June 9, 2008.

31.1

Certification of Chief Executive Officer (CEO) per Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer (CFO) per Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Principal Executive Officer and Principal Financial Officer per Section 906 of the Sarbanes-Oxley Act of 2002.

*Confidential treatment request for portions of this agreement.