Form 10-Q
period 2008-09-30
FLORIDA PUBLIC UTILITIES CO
filed 2008-11-12
CIK 37643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

On November 3, 2008, there were 6,199,070 shares of $1.50 par value common stock outstanding.

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

Item 4T.

Controls and Procedures

Part II.

Other Information

Item 1A.

Risk Factors

Item 6.

Exhibits

Signatures

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Natural gas	$14,642	$12,018	$55,752	$48,093
Electric	23,501	16,251	59,238	42,744
Propane gas	3,791	3,372	13,350	11,884
Total revenues	41,934	31,641	128,340	102,721
Cost of Fuel and Other Pass Through Costs	30,071	20,579	90,334	66,047
Gross Profit	11,863	11,062	38,006	36,674

Operating Expenses
Operation and maintenance	7,205	6,854	22,099	21,470
Depreciation and amortization	2,189	2,025	6,648	6,128
Taxes other than income taxes	903	769	2,540	2,328
Total operating expenses	10,297	9,648	31,287	29,926
Operating Income	1,566	1,414	6,719	6,748

Other Income and (Deductions)
Merchandise and service revenue	540	682	1,796	2,349
Merchandise and service expenses	(517)	(601)	(1,732)	(2,081)
Other income	268	233	568	529
Interest expense	(1,213)	(1,209)	(3,631)	(3,592)
Total other deductions – net	(922)	(895)	(2,999)	(2,795)
Earnings Before Income Taxes	644	519	3,720	3,953
Income tax expense	(220)	(164)	(1,266)	(1,390)
Net Income	424	355	2,454	2,563
Preferred Stock Dividends	7	7	21	21
Earnings For Common Stock	$417	$348	$2,433	$2,542

(Basic and Diluted):
Earnings Per Common Share	$0.07	$0.06	$0.40	$0.42

Dividends Declared Per Common Share	$0.1175	$0.1125	$0.3475	$0.3325

Average Shares Outstanding	6,098,034	6,049,644	6,082,681	6,035,103
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$424	$355	$2,454	$2,563
Other comprehensive income
Pension and post retirement costs	34	40	107	120
Income tax expense on other comprehensive income	(12)	(15)	(40)	(45)
Comprehensive income	$446	$380	$2,521	$2,638
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2008	2007
ASSETS
Utility Plant
Utility Plant	$208,653	$202,384
Less Accumulated depreciation	67,462	64,012
Net utility plant	141,191	138,372

Current Assets
Cash	2,130	3,478
Accounts receivable	14,301	12,269
Allowance for uncollectible accounts	(443)	(326)
Unbilled receivables	1,787	1,879
Notes receivable	295	298
Inventories (at average unit cost)	4,530	4,251
Prepaid expenses	1,183	861
Deferred income taxes-current	398	949
Income tax prepayment	1,482	-
Other regulatory assets-environmental	456	456
Deferred charges-current	331	399
Investments held for environmental costs-current	3,487	3,444
Total current assets	29,937	27,958

Other Assets
Other regulatory assets-environmental	6,769	7,197
Long-term receivables and other investments	5,514	5,622
Deferred charges	6,331	6,360
Goodwill	2,405	2,405
Intangible assets (net)	4,153	4,430
Total other assets	25,172	26,014
Total Assets	$196,300	$192,344

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2008	2007
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity	$49,859	$48,946
Preferred stock	600	600
Long-term debt	47,975	49,363
Total capitalization	98,434	98,909

Current Liabilities
Line of credit	11,133	11,122
Accounts payable	11,166	9,901
Current portion of long-term debt	1,409	1,409
Insurance accrued	190	218
Interest accrued	1,667	1,163
Other accruals and payables	3,171	2,729
Environmental Liability – current	675	1,379
Taxes accrued	3,129	2,168
Over-earnings liability	-	26
Over-recovery of fuel costs and other	2,764	3,207
Customer deposits	10,982	10,547
Total current liabilities	46,286	43,869

Other Liabilities
Deferred income taxes	16,767	16,896
Environmental liability	12,782	12,250
Regulatory liability-storm reserve	2,360	2,387
Regulatory liabilities-other	11,935	10,719
Other liabilities	7,736	7,314
Total other liabilities	51,580	49,566
Total Capitalization and Liabilities	$196,300	$192,344

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007

Net cash provided by operating activities	$8,128	$12,428

Investing Activities
Construction expenditures	(8,159)	(13,446)
Proceeds received on notes receivable	283	371
Other	(20)	(404)
Net cash used in investing activities	(7,896)	(13,479)

Financing Activities
Net increase in short-term borrowings	11	5,782
Dividends paid	(2,064)	(1,993)
Other increases	473	453
Net cash (used in) provided by financing activities	(1,580)	4,242

Net (decrease) increase in cash	(1,348)	3,191

Cash at beginning of period	3,478	84

Cash at end of period	$2,130	$3,275
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2008

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

In November 2007, the Company’s electric segment received interim rate relief for partial recovery of increased expenditures. These interim rates would produce additional annual revenues of approximately $800,000 and went into effect for meter readings on and after November 22, 2007.

In April 2008, the FPSC approved the final annual electric rate increase of approximately $3.9 million with the new rates beginning May 22, 2008.  These revenues should provide an increase to the Company’s overall profitability for the electric segment and recovery of increased expenditures including depreciation, storm readiness mandates and initiatives and other expenses beginning in 2008.

4.

Pledged Assets

Substantially all of the Company’s utility plant and the shares of its wholly owned subsidiary, Flo-Gas Corporation, collateralize the Company’s First Mortgage Bonds (long-term debt).  Cash, accounts receivable and inventory are collateral for the line of credit.

5.

Restriction on Dividends

The Company’s Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends. At September 30, 2008, approximately $9.9 million of retained earnings were free of such restriction and available for the payment of dividends. The Company’s line of credit agreement contains covenants that, if violated, could restrict or prevent the payment of dividends. The Company is not in violation of these covenants.

6.

Allowance for Uncollectible Accounts

The Company records an allowance for uncollectible accounts based on historical information and current economic conditions.  The following is a summary of bad debt activity for the third quarter as of September 30:

Allowance for Doubtful Accounts
(Dollars in thousands)
	2008	2007
Bad Debt Write-offs	$241	$145
Bad Debt Accrual Provision	$321	$123

Our natural gas operations had a significant write off in the third quarter of 2008 for a commercial customer who declared bankruptcy. The write-off and provision was increased by $164,000 to account for this customer.

7.

Storm Reserves

As of September 30, 2008, the Company had a storm reserve of approximately $1.6 million for the electric segment and approximately $789,000 for the natural gas segment. The Company does not have a storm reserve for the propane gas segment.

On September 29, 2008 the Commission finalized the 2006 over-earnings for the natural gas segment. The total over-earnings was determined to be $160,000, plus interest of $17,000. The Commission ordered disposition of 2006 over-earnings to fund our natural gas storm reserve for any future storm costs.

The electric segment had $295,000 in storm costs relating to Hurricane Fay in the third quarter of 2008. These costs were funded by our storm reserve.

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

Goodwill associated with the Company’s acquisitions consists of $550,000 in the natural gas segment and $1.9 million in the propane gas segment. The summary of intangible assets at September 30, 2008 and December 31, 2007, is as follows:

Intangible Assets (Dollars in thousands)
		September 30, 2008	December 31, 2007
Customer distribution rights	(Indefinite life)	$ 1,900	$ 1,900
Customer relationships	(Indefinite life)	900	900
Software	(Five to nine year life)	3,539	3,499
Accumulated amortization		(2,186)	(1,869)
Total intangible assets, net of amortization		$ 4,153	$ 4,430

The amortization expense of intangible assets was approximately $107,000 and $89,000 for the three months ended September 30, 2008 and 2007, respectively, and $317,000 and $263,000 for the nine months ended September 30, 2008 and 2007, respectively.

9.

Common Shareholders’ Equity

Items impacting common shareholders’ equity other than comprehensive income and dividends are the dividend reinvestment program, employee stock purchase program, stock compensation plans and treasury stock. The net impact of these additional items increased common shareholders’ equity approximately$211,000 and $527,000 for the three and nine months ended September 30, 2008, respectively.  The impact to shares outstanding for these additional items was 18,200 and 44,274 for the three and nine months ending September 30, 2008, respectively.  Accumulated other comprehensive income, comprised of the deferred cost of employee benefit plans, totaled approximately $155,000 and $88,000 as of September 30, 2008 and December 31, 2007, respectively. The change to other comprehensive income for the quarter ending September 30, 2008 was a net gain of approximately $22,000.

10.

Over-earnings – Natural Gas Segment

The FPSC approves rates that are intended to permit a specified rate of return on investment and limits the maximum amount of earnings of regulated operations. The Company has agreed with the FPSC staff to limit the earned return on equity for regulated natural gas and electric operations.

Management does not anticipate any natural gas over-earnings for 2007 or 2008.

On September 29, 2008 the Commission finalized the 2006 over-earnings for the natural gas segment. Total over-earnings was determined to be $160,000, plus interest. Interest on the over-earnings through September 30, 2008 was $17,000.

The Commission ordered disposition of 2006 over-earnings to fund a storm reserve for any future storm costs.

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

(Dollars in thousands)
Site	Range From	Range To
West Palm Beach	$ 4,900	$ 18,126
Sanford	604	604
Pensacola and Key West	121	121
Total	$ 5,625	$ 18,851

The Company currently has $13.5 million recorded as our best estimate of the environmental liability. The FPSC approved up to $14 million for total recovery from insurance and rates based on the original 2005 projections as a basis for rate recovery.  On October 18, 2004 the FPSC approved recovery of $9.1 million for environmental liabilities from rates.  The Company has recovered a total of $6.3 million from insurance and rate recovery, net of costs incurred to date.  The remaining balance of $7.2 million is recorded as a regulatory asset.  The amortization of this recovery and reduction to the regulatory asset began on January 1, 2005. The majority of environmental cash expenditures is expected to be incurred before 2010, but may continue for another 10 years.

West Palm Beach Site

The Company completed field investigations for the contamination assessment task in October 2006.  Thereafter, we retained The RETEC Group, Inc. to perform a feasibility study to evaluate appropriate remedies for the site to respond to the reported soil and groundwater impacts.  On November 30, 2006, RETEC transmitted a feasibility study to us and to FDEP.  The feasibility study evaluated a wide range of remedial alternatives. The total costs for the remedies evaluated in the feasibility study ranged from a low of $2.8 million to a high of $54.6 million.  Based on the likely acceptability of proven remedial technologies described in the feasibility study and implemented at similar sites, consulting/remediation costs are projected to range from $4.6 million to $17.9 million. This range of costs covers such remedies as in situ solidification for the deeper impacts, excavation of surficial soils, installation of a barrier wall with a permeable biotreatment zone, or some combination of these remedies.

By letter dated May 7, 2007, FDEP provided its comments to the feasibility study, the substance of which were discussed at a meeting between the Company and FDEP on September 14, 2007.  A revised feasibility study was submitted to FDEP on June 30, 2008.  We are currently awaiting FDEP's comments to the response.

Based on the information provided in the feasibility study, remaining legal fees are currently projected to be approximately $269,000. Consulting and remediation costs are projected to range from $4.6 million to $17.9 million. Thus, the Company's total probable legal and cleanup costs for the West Palm Beach MGP site are currently projected to range from $4.9 million to $18.1 million.

Sanford Site

In late September 2006, EPA sent a Special Notice Letter to the Company, notifying us, and the other responsible parties at the site (Florida Power Corporation, Florida Power & Light Company, Atlanta Gas Light Company, and the City of Sanford, Florida, collectively with the Company, "the Sanford Group"), of EPA's selection of a final remedy for OU1 (soils), OU2 (groundwater), and OU3 (sediments) for the site.  The total estimated remediation costs for the Sanford Gasification Plant Site were projected by EPA to be approximately $12.9 million.

In January 2007, the Company along with other members of the Sanford Group signed a Third Participation Agreement, which provides for funding the final remedy approved by EPA for the site. Our share of remediation costs under the Third Participation Agreement is set at five percent (5%) of a maximum of $13 million, or $650,000, providing the total cost of the final remedy does not exceed $13 million.  If the cost of the final remedy does exceed $13 million, the Sanford Group members agreed to negotiate in good faith at such time that it appears that the total cost will exceed $13 million for the allocation of the additional cost.

An initial call for funds under the Third Participation Agreement was sent to all members of the Sanford Group on May 16, 2008, seeking funds totaling $2 million.  Our share of the initial call for funds was $100,000, or 5% of $2 million, which was paid by the Company to the Sanford Group Escrow Account in June 2008.

The Sanford Group, EPA and the United States Department of Justice entered into a Consent Decree in March 2008 that was lodged with the federal court in Orlando on March 28, 2008.  The Consent Decree provides for the implementation by the Sanford Group of the remedy selected by EPA for the site.  It is anticipated that the federal court will enter the Consent Decree later in 2008.  The Sanford Group will then be obligated to implement the remedy approved by EPA for the site.  It is currently anticipated that the total cost of the final remedy will exceed $13 million. We have advised the other members of the Sanford Group that we are unwilling at this time to agree to pay any sum in excess of the $650,000 committed by us in the Third Participation Agreement.

Several members of the Sanford Group recently concluded negotiations with an adjacent property owner, Christian Prison Ministries ("CPM"), for access to CPM's property for the purpose of implementing a portion of the EPA-approved remedy.  In the negotiations, CPM asserted that it will incur damages as a result of the remedy and demanded that the Sanford Group compensate CPM for such damages.  The Settlement Agreement with CPM requires the select members of the Sanford Group to purchase the CPM property for approximately $2 million.  CPM then has an option to buy back the CPM property after completion of the remedy for approximately the same amount.  The Company has refused to participate in the funding of the CPM Settlement Agreement based on its contention that we did not contribute to the release of hazardous substances at the site.

Remaining legal fees/costs are currently projected to be approximately $54,000. Our remaining obligation under the Third Participation Agreement is $550,000. Thus, our total probable legal and cleanup costs for the Sanford MGP site are currently projected to be approximately $604,000.

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

In March 1999, EPA requested site access in order to undertake an Expanded Site Inspection.  The Expanded Site Inspection was completed by EPA’s contractor in 1999 and an Expanded Site Inspection Report was transmitted to the Company in January 2000.  The Expanded Site Inspection Report recommends additional work at the site.  The responsible parties met with FDEP on February 7, 2000 to discuss EPA’s plans for the site.  In February 2000, EPA indicated preliminarily that it will defer management of the site to FDEP; as of early November 2008, the Company has not received any written confirmation from EPA or FDEP regarding this matter.  Prior to receipt of EPA’s written determination regarding this site management, we are unable to determine whether additional field work or site remediation will be required by EPA and, if so, the scope or costs of such work.

Consulting and remediation costs are projected to be $25,000; legal fees are projected to be $3,000, for total probable costs for the Pensacola MGP site of $28,000.

Key West Site

From 1927-1938, we owned and operated a gasification plant in Key West, Florida. The plant discontinued operations in the late 1940s; the property on which the plant was located is currently used for a propane gas distribution business. In March 1993, a Preliminary Contamination Assessment Report was prepared by a consultant jointly retained by the current site owner and the Company and was delivered to FDEP. The Preliminary Contamination Assessment Report reported that very limited soil and groundwater impacts were present at the site. By letter dated December 20, 1993, FDEP notified us that the site did not warrant further "CERCLA consideration and a Site Evaluation Accomplished disposition is recommended." FDEP then referred the matter to its Marathon office for consideration of whether additional work would be required by FDEP's district office under Florida law. As of September 30, 2008, the Company has received no further communication from FDEP with respect to the site.  At this time we are unable to determine whether additional field work will be required by FDEP and, if so, the scope or costs of such work.  In 1999, the Company received an estimate from its consultant that additional costs to assess and remediate the reported impacts would be approximately $166,000.  Assuming the current owner shared in such costs according to the allocation agreed upon by the parties for the Preliminary Contamination Assessment Report, the Company’s share of remediation expenses, plus attorney’s fees and costs, is projected to be $93,000 for this site.

12.

IRS Examination

In February 2008, the IRS completed its examination of our 2003 and 2004 federal income tax returns.   We reclassified the tax liability recognized in 2007 as it related to this audit, and classified it as a current tax payable.  We paid this tax liability and the interest on this liability of approximately $195,000 and $48,000 respectively in July 2008.

The Company amended its 2004 federal and Florida corporate income tax returns to reflect the 2004 IRS audit adjustments.

In July 2008, the IRS began their examination of our 2005 and 2006 tax years.  The Company anticipates the 2005 and 2006 IRS examinations to be completed in the fourth quarter of 2008.  Based on the progress of the examination to date, we have estimated and recorded a net reduction of our tax liability in the amount of $341,000 for the 2005 and 2006 tax years.  In addition, we estimate and recorded the net interest on these adjustments to approximate $30,000 for the 2005 and 2006 tax years.

These adjustments are not anticipated to affect our annual effective income tax rate, and should not result in a material change in our financial position.

The Company intends to amend its 2005, 2006, and 2007 federal and Florida corporate income tax returns to reflect the IRS audit adjustments later in 2008.

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

The following table provides the components of the net periodic benefit cost for our pension plan and postretirement benefit plan for the three months and nine months ended September 30, 2007 and 2008.

FLORIDA PUBLIC UTILITIES COMPANY
Net Periodic Benefit Costs
(Dollars in thousands)

Three Months Ended			Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Pension Plan:
Service Cost	$ 239	$ 224	$ 761	$ 790
Interest Cost	583	588	1,937	1,720
Expected Return on Plan Assets	(635)	(609)	(1,936)	(1,829)
Amortization of Prior Service Cost	180	185	540	553
Net Periodic Pension Cost	$ 367	$ 388	$1,302	$ 1,234

Postretirement Benefit Plan:
Service Cost	$ 11	$ 16	$ 39	$ 48
Interest Cost	19	27	78	79
Amortization of Transition Obligation Obligation/(Asset)	10	10	32	32
Amortization of Net Gain	(25)	(5)	(37)	(15)
Net Periodic Postretirement Benefit Cost	$ 15	$ 48	$ 112	$ 144

These components affect our pension and postretirement medical liability reserves with current balances of approximately $3,642,000 and $1,685,000 respectively. For additional information related to our employee benefit plans, please see Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2007. Approximately 80% of the net deferred and unrecognized gains and losses relate to the regulated segment of the business and are recoverable through regulatory assets.

FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, that requires the Company to show the funded status of its pension and retiree health care plan as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans, net of tax, as part of accumulated other comprehensive income (loss) (AOCI) in shareholders’ equity. The accumulated other comprehensive income is a gain of $155,000, net of income tax effect of $93,000, at September 30, 2008 compared to a gain of $88,000, net of income tax effect of $53,000, for December 31, 2007. Previously, the net deferred and unrecognized gains and losses were included in the prepaid asset or accrued liability recorded for the retirement plans.

14.

Impact of Recent Accounting Standards

Financial Accounting Standard No. 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.

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

Business segment information at September 30, 2008, and December 31, 2007 is summarized as follows:

(Dollars in thousands)	2008	2007
Identifiable assets
Natural gas	$99,275	$99,295
Electric	59,007	54,202
Propane gas	19,008	19,371
Common	19,010	19,476
Consolidated	$196,300	$192,344

Business segment information for the quarter ending and nine months ending September 30, 2008, and September 30, 2007 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Revenues
Natural gas	$14,642	$12,018	$55,752	$48,093
Electric	23,501	16,251	59,238	42,744
Propane gas	3,791	3,372	13,350	11,884
Consolidated	$41,934	$31,641	$128,340	$102,721
Operating income, excluding income tax
Natural gas	$(331)	$86	$2,286	$3,359
Electric	1,740	1,188	3,341	2,185
Propane gas	157	140	1,092	1,204
Consolidated	$1,566	$1,414	$6,719	$6,748
Depreciation and amortization
Natural gas	$1,099	$1,062	$3,416	$3,270
Electric	807	682	2,390	2,025
Propane gas	203	204	607	610
Common	80	77	235	223
Consolidated	$2,189	$2,025	$6,648	$6,128
Income tax expense (benefit)
Natural gas	$(383)	$(179)	$24	$527
Electric	511	286	824	427
Propane gas	53	(2)	283	239
Common	39	59	135	197
Consolidated	$220	$164	$1,266	$1,390
Construction expenditures
Natural gas	$1,207	$5,145	$4,152	$8,717
Electric	732	1,032	3,063	3,006
Propane gas	340	632	806	1,334

Common	131	100	138	389
Consolidated	$2,410	$6,909	$8,159	$13,446

17.

Accrued Insurance

The Company finalized and settled a general liability claim in September 2008. The Company utilized a self insurance reserve to cover the Company’s maximum exposure relating to this claim for a total of $200,000.  The insurance company will cover the remaining liability on this claim, and $657,000 has been recorded as a receivable due from the insurance company at September 30, 2008.

18.

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

Earnings for the quarter are slightly higher than the prior year, primarily due the effects of the recent base rate increases in our electric divisions.  Despite the reduction in units sold this year, electric gross profit increased due to interim and final rate relief.  Interim rate relief of approximately $800,000, annually, was approved beginning in November 2007. Final electric base rate relief of approximately $3.9 million per year was approved in April 2008 with new rates beginning May 22, 2008.

The slump in the economy and higher prices for fuel have contributed to conservation measures taken by our customers and the reduction in units sold in 2008 compared to 2007. The new fuel contracts, effective January 1, 2007 in our Northeast division, and effective January 1, 2008 in our Northwest division, significantly increased our electricity fuel costs and revenues. We expect our electric customers will continue to take conservation measures to help offset the recent large fuel cost increases. We are unable to precisely estimate what impact the higher rates could have on electric consumption, but we expect there could be as much as a reduction of 10% in unit sales. Management does not expect a significant impact to electric gross profit from this expected reduction in sales units since this reduction was considered in our recent electric base rate increase approved in April 2008 and the rates were changed to compensate for this reduction in electric operations consumption.

Further negative impacts from the continued decline in economic conditions, slowdown in the housing industry and increased number of home foreclosures are expected to further impact our units sold and customer counts over the remainder of 2008 and into the following calendar year.  Management continues to look for ways to help offset the negative impacts of the current economic condition. The Company also expects to file a natural gas rate proceeding late 2008 to request base rate relief in this operating segment.

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

Revenues and Gross Profit
(Dollars and units in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Natural Gas
Revenues	$14,642	$12,018	$55,752	$48,093
Cost of fuel and other pass through costs	9,315	6,587	36,243	28,277
Gross Profit	$ 5,327	$ 5,431	$19,509	$19,816
Units sold: (MDth)	1,164	1,207	4,343	4,494
Customers (average for the period)	51,768	50,987	52,021	51,492
Electric
Revenues	$23,501	$16,251	$59,238	$42,744
Cost of fuel and other pass through costs	18,567	12,231	46,420	31,720
Gross Profit	$ 4,934	$ 4,020	$12,818	$11,024
Units sold: (MWH)	213,396	245,000	575,093	631,000
Customers (average for the period)	31,361	31,153	31,295	31,055
Propane Gas
Revenues	$ 3,791	$ 3,372	$13,350	$11,884
Cost of fuel	2,189	1,761	7,671	6,050

Gross Profit	$ 1,602	$ 1,611	$ 5,679	$ 5,834
Units sold: (MDth)	108	119	406	454
Customers (average for the period)	12,337	13,144	12,513	13,265
Consolidated
Revenues	$41,934	$31,641	$128,340	$102,721
Cost of fuel	30,071	20,579	90,334	66,047
Gross Profit	$11,863	$11,062	$38,006	$36,674
Customers (average for the period)	95,466	95,284	95,829	95,812

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007.

Revenues and Gross Profit

Natural Gas

Natural gas service revenues increased $2.6 million, or 22%, in the third quarter of 2008 from the same period in 2007 due to increased revenues to recover our cost of fuel and other costs passed through to customers.

Units sold and gross profit remained stable, both showing only marginal declines.  The small declines in unit sales and decreased usage per customer is most likely due to conservation measures taken by customers as a result of the overall downturn in the economy.

We recorded additional 2006 over-earnings of $135,000 which reduced revenues and gross profit in the third quarter of 2008. The Commission approved finalization of the 2006 over-earnings on September 29, 2008 and ordered the Company fund its natural gas storm reserve to offset any future storm costs.

Electric

Electric revenues increased $7.3 million in the third quarter of 2008 over the same period in 2007. Higher cost of fuel and other costs that were passed through to customers accounted for $6.3 million of this increase. A new fuel contract in our Northwest division effective January 1, 2008, significantly increased the cost of fuel to market rates.

Gross profit this quarter increased by $914,000 or 23% compared to the third quarter of 2007 primarily due to the interim base rate increase effective November 2007 and the final base rate increase effective May 22, 2008. Other factors impacting gross profit were a 1% increase in customer growth offset by an 11% decrease in usage per customer, excluding our two large industrial customers.

Management believes the decrease in usage per customer relates to conservation measures taken by our customers as a result of the recent increases in fuel and base rates and the downturn in the economy.  Gross profit was not impacted by the reduction in sales units as this was considered in our recent electric base rate increase approved in April 2008.

Propane Gas

Propane revenues increased $419,000 in the third quarter of 2008 compared to the same period in 2007.   Increases to our propane rates covered the $428,000 increase to cost of gas sold and offset the 6% decrease in customers and 9% decrease in units sold.

This decrease in customers is primarily due to the recent conversion of approximately 500 customers in our Central Florida division from the use of propane to natural gas. This conversion, warmer weather, and possibly conservation measures taken by our customers reduced the number of units sold.

Operating Expenses

Operating expenses increased $649,000 in the third quarter of 2008 as compared to the same period in 2007.  In addition to the inflationary impact to operating expenses, maintenance expenses increased $188,000 primarily as a result of our increased tree trimming efforts in our electric segments.

Bad debt expense increased $194,000 in the third quarter of 2008 compared to the prior year as we continue to feel the impact of the declining economy on our operating results. We experienced a large write off and accrual of $164,000 for bad debt for a commercial customer bankruptcy in our natural gas segment.

Sales expense for the third quarter of 2008 was lower than this same period in 2007 as we reduced the number of sales staff and other related sales expense as a primary result of the slow-down in the construction industry.

Depreciation and amortization expense increased by $164,000 in the third quarter of 2008 compared to the same period in 2007 primarily due to new plant additions in our operating segments, along with increased electric depreciation rates that were effective January 1, 2008.

Other Income and Deductions

Merchandise and service revenues and expense decreased by $142,000 and $84,000, respectively, in the third quarter of 2008 compared to the same period last year. We continue to experience a decrease in merchandise sales and expenses as the effects of the slowdown of new construction and housing projects continue.

Total interest expense remained relatively flat in the third quarter of 2008 compared to the same period last year.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007.

Revenue and Gross Profit

Natural Gas

Natural gas service revenues increased $7.7 million in the nine months ended September 30, 2008 over the same period in 2007. Higher cost of fuel in the nine months ended September 2008 compared to this same period in 2007 increased revenues to recover our cost of fuel and other costs passed through to customers by $8.0 million.

Our gross profit decreased by $307,000 in 2008 compared to 2007. Although customers increased primarily due to the recent conversion of customers located in our Central Florida division from the use of propane to natural gas, units decreased 3% and usage per customers decreased 4% compared to the prior year. This unit decrease is most likely due to weather and possibly conservation measures taken by our customers due to higher fuel costs and the down-turn in the housing market and economy as a whole.

We recorded additional 2006 over-earnings of $135,000 which reduced revenues and gross profit in the third quarter of 2008. The Commission approved finalization of the 2006 over-earnings on September 29, 2008 and ordered the Company fund its natural gas storm reserve to offset any future storm costs.

Electric

Electric service revenues increased by $16.5 million in the nine months ended September 30, 2008 over the same period in 2007.  Most of the increase was attributable to the cost of fuel and other costs of $14.7 million that were passed through to customers. A new fuel contract in our Northwest division was effective January 1, 2008 and this increased the cost of fuel that was passed through to our customers.

Gross profit increased by $1.8 million in the nine months ended September 30, 2008 compared to the same period in 2007 due to the interim base rate increase effective November 2007 and the final base rate increase effective May 2008.  Although the number of customers increased by 1%, there was a 6% decrease in units sold, excluding two industrial customers, as a result of possible conservation measures taken by our customers and the overall down-turn in the economy. Gross profit was not materially impacted from the reduced consumption as this was considered in our recent electric base rate increase approved in April 2008.  Rates were set to compensate for the anticipated reduction in units sold.

Propane Gas

Propane revenues increased by $1.5 million in the nine months ended September 30, 2008 compared to the same period in 2007. The cost of fuel that was passed through to our customers accounted for the increase in revenues.

Gross profit decreased by 3% due to lower profit margins on commercial bulk accounts, warmer weather, and possibly customer conservation due to the down-turn in the economy. The conversion of approximately 500 customers from propane to natural gas in September 2007 also reduced customers and units sold in this segment.   In addition, an inventory loss adjustment resulted in increased cost of sales expense of $108,000 over the prior period.

Operating Expenses

Operating expenses were higher by $1,361,000 in the nine months ended September 30, 2008 compared to the same period in 2007. Administrative and general expenses increased by $492,000 primarily due to an increase of approximately $500,000 in nonrecurring professional fees and expenses incurred in the second quarter of 2008 related to strategic development activity no longer ongoing. The impact to net income for the effects of these nonrecurring administrative and general expenses is $308,000 after income taxes or $.05 per share for the year to date ending September 30, 2008. Outside of the normal inflationary impacts on our expenses, maintenance expenses increased in 2008 primarily as a result of increased tree trimming efforts in our electric segments. The cost for pension and medical benefits continues to rise and negatively impacted 2008 compared to the prior year.

Bad debt expense increased $257,000 in the nine months ended September of 2008 compared to the prior year as we continue to feel the impact of the declining economy on our operating results. We experienced a large write off and accrual for bad debt of $164,000 for a commercial bankruptcy in our natural gas segment during the third quarter of 2008.

As a partial offset to increases in operating expenses, our general liability reserve expense in 2008 was lower compared to the prior year by $391,000. In 2007 we had unusually high general liability related claims and expenses. Sales expense also decreased $301,000 in 2008 compared to the prior year due to a reduction in sales staff and other related sales expense resulting from the slow-down in the construction industry and the overall economy.

As the divisions continue to grow, capital additions and new electric depreciation rates contributed to a $520,000 increase in depreciation expense. The new electric depreciation rates are expected to increase annual depreciation expense by approximately $280,000 in 2008.  A portion of the 2008 depreciation rate increase was not recovered in 2008 through the increased electric base rates due to the timing of final rate recovery.

Other Income and Deductions

Merchandise and service revenue decreased by $553,000 in the nine months ended September 30, 2008 compared to the same period last year. This was offset by a decrease in cost of merchandise and services of $349,000. The decrease in revenue was a result of the slowdown of new construction projects during the current down-turn in the housing market.

The total interest expense remained flat compared to the prior year to date.

Income Taxes

Income tax expense decreased in the nine months ended September 30, 2008 by $124,000 over the same period last year primarily due to lower book income.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flow provided by operating activities for the nine months ended September 30, 2008 decreased by approximately $4.3 million over the same period in 2007.  The timing of the receipt of increased customer accounts receivables due to the recent fuel price increases significantly contributed to this decrease. Prepaid taxes increased $1.1 million and over-recovered fuel costs collected in 2007 and subsequently refunded in 2008 were $445,000, both contributing to the decrease in the current year’s net cash flow as compared to the prior year.

Investing Activities

Construction expenditures in the nine months ended September 30, 2008 decreased by $5.3 million compared to the same period last year.  This decrease is due primarily to the purchase of land for $3.5 million in July 2007 for the future construction of the South Florida operations facility.  In addition there has been a significant reduction in expenditures for distribution facilities and installations this year as a result of the slowdown in the construction industry and economy.

Financing Activities

The cash provided by short-term loan borrowings decreased by $5.8 million in the nine months ended September 30, 2008.  In the prior year, we borrowed on our line of credit while in the current year our short term debt has remained relatively unchanged for the past nine months.

Capital Resources

We have a line of credit with Bank of America which expires July 1, 2010.  In March 2008, we amended our line of credit to allow us, upon 30 days notice, to increase our available credit line to a maximum of $26 million, from the previous maximum of $20 million. The amendment also reduces the interest rate paid on borrowings by 0.10% or 10 basis points.  Effective April 29, 2008, we increased the available line of credit from $12 million to $15 million. The line of credit contains affirmative and negative covenants that, if violated, would give the bank the right to accelerate the due date of the loan to be immediately payable. The covenants include certain financial ratios.  All ratios are currently met. Management believes we are in full compliance with all covenants and anticipates continued compliance.

We reserve $1 million of the line of credit to cover expenses for any major storm repairs in our electric segment and an additional $250,000 for a letter of credit insuring propane gas facilities. As of September 30, 2008, the amount borrowed on the line of credit was $11.1 million. The line of credit, long-term debt and preferred stock as of September 30, 2008 comprised 55% of total debt and equity capitalization.

Historically we have periodically paid off short-term borrowings under lines of credit using the net proceeds from the sale of long-term debt or equity securities.  We continue to review our financing options including increasing our short-term line of credit, issuing equity or issuing debt. The choice of financing will be dependent on prevailing market conditions, the impact to our financial covenants and the effect on income. The timing of additional funding needs will be dependent on projected environmental expenditures, building of the South Florida operations facility, pension contributions and other capital expenditures.

Our 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property.  At September 30, 2008, such calculation would permit the issuance of approximately $49 million of additional bonds.

On October 14, 2008 we received approval from the FPSC to issue and sell or exchange an additional amount of $45 million in any combination of long-term debt, short-term notes and equity securities and/or to assume liabilities or obligations as guarantor, endorser or surety during calendar year 2009.

We have $3.5 million in invested funds for payment of future environmental costs.

There is approximately $6.1 million in receivables from the 2003 sale of our water assets, of which an estimated installment of $300,000 is anticipated to be received in 2009.  The remaining balance of $5.8 million will be collected in 2010.  The present value of this receivable is $5.8 million.

We also received a $244,000 legal claim reimbursement in April 2008 from our insurance company to reimburse us on a liability claim.  The Company has recorded a receivable of $657,000 due to an unrelated insurance claim which we anticipate will be received in November, 2008.

Capital Requirements

Portions of our business are seasonal and dependent upon weather conditions in Florida. This factor affects the sale of electricity and gas and impacts the cash provided by operations. Construction costs also impact cash requirements throughout the year.  Cash needs for operations and construction are met partially through short-term borrowings from our line of credit.

Capital expenditures are expected to be higher for the remainder of 2008 compared to the same period in 2007 by approximately $200,000, primarily as a result of a land purchase for additional parking in our Central Florida division.

We currently have approximately $600,000 in commitments for capital expenditures for the remainder of 2008. These commitments include vehicles for approximately $400,000 and land in our Central Florida division for approximately $200,000.

Cash requirements will increase significantly in the future due to environmental cleanup costs, sinking fund payments on long-term debt and pension contributions. Environmental cleanup is forecast to require payments of approximately $210,000 in 2008, with remaining payments, which could total approximately $13.2 million, beginning in 2009. Annual long-term debt sinking fund payments of approximately $1.4 million began in May 2008 and will continue for eleven years. The Company made a voluntary contribution in our defined benefit pension plan of $400,000 in 2008 for the 2007 plan and we will continue in future years to make contributions as required by the Pension Protection Act funding rules. As a result of the current economic climate and the impact to the stock market investments held within our pension plan, future contributions to our defined benefit pension plan are expected to increase. Annually contribution payments are expected to range between approximately $2.0 million and $6.5 million in each of the next five years beginning in 2009, averaging about $4.0 million.

Based on our current expectations, management believes that additional financing may be necessary within the next twelve months.  The timing will be dependent on operational requirements, environmental expenditures, pension contributions and construction expenditures.  If we experience significant environmental or construction expenditures we may need to raise additional funds by mid 2009.   Equity financing may be considered as we strive to maintain a balanced capital structure between debt and equity over the long term. There can be no assurance, however, that equity financing will be available on favorable terms or at all when we make the decision to proceed with a financing transaction.

Outlook

Medical Insurance

Insurance costs are expected to increase in 2009 over 2008 by approximately 6%.  To arrive at the 6% figure, management did need to make subtle plan structure changes to mitigate expected claims expense.  In future years we expect to experience medical claims above the industry average and forecast the increases to be slightly above the industry average.  The Company will continue to be more proactive and will continue to identify healthcare options that will help control our overall medical costs and strive to improve our employees’ health.

Pension Reserve

The pension liability reserve included in Other Liabilities on our balance sheet increased approximately $362,000 in the first nine months of 2008.  In partial response to the current economic climate and the impact to the stock market investments held within our pension plan, our pension liability reserve may increase even further in 2009.

Land Purchases

We purchased land for $3.5 million in July 2007 for a new South Florida operations facility.  We are in the process of preparing plans for a building on this property and expect to complete construction within the next one to three years.

We have a commitment to purchase additional land for approximately $200,000 adjacent to our Central Florida operations facility for additional parking. We expect to close on this land purchase during the fourth quarter of 2008.

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

Energy Efficiency Legislation

Regulators are focusing on several legislative issues involving the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007 and related issues.  One major provision is the implementation of a renewable portfolio standard.   Since the Company is a non-generating utility with existing ten year all-requirements wholesale energy contracts, there is significant concern over the additional purchased power cost that may be required to comply with the standard.  Although this cost may be passed on to the customers through a rate increase, continued decrease in customer usage will have an impact on operations.  “Smart Grid Technology” is another item being considered that would require significant capital investment to develop, install and manage.  The Company understands the overall benefits from the legislation but the burden imposed on a small utility like ours is of particular concern.  The Company is continuing to communicate with the FPSC to find solutions that will work for the Company, while maintaining manageable electric rates for customers.

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

•

Earnings continue to be impacted by the overall economic conditions and management expects the slow-down to continue through 2008 and into 2009 with ongoing impact to our customer growth rates, unit sales and sales expense.

•

Storm hardening initiatives recently mandated by the FPSC will increase other electric operating expenses for the remainder of 2008 and management does not expect a negative impact to our 2008 earnings as a result of these mandates due to the recent base rate proceeding.

•

We do not expect any material adverse findings as a result of the IRS audit of 2005 and 2006 tax years.

•

The Natural Gas Rate Proceeding will be filed by the end of 2008 and finalization of this request and approval, if any, of a natural gas base rate increase would not occur until mid 2009.

•

Possible interim rate relief for partial recovery of the increased expenditures may occur in early 2009.

•

The new electric depreciation rates are expected to increase annual depreciation expense by approximately $280,000 in 2008.

•

Capital expenditures are expected to be higher for the remainder of 2008 compared to the same period in 2007 by approximately $200,000.

•

The South Florida operations facility will begin construction as anticipated.

•

Medical insurance costs are expected to increase 10% to 15% in 2009 over 2008.

•

The pension liability reserve and contributions to our defined benefit pension plan are expected to increase in 2009 and beyond as expected as a result of the economic climate and stock market investments.

•

Energy Efficiency Legislation could impact our Company and our operating results.

These statements involve certain risks and uncertainties. Actual results may differ materially from what is expressed in such forward-looking statements. Important factors that could cause actual results to differ materially from those expressed by the forward-looking statements include, but are not limited to, those set forth in “Risk Factors” in our Form 10-K for the year ended December 31, 2007 and in this Form 10-Q.

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

We have decided to suspend our previous plan of hedging through a combination of purchasing caps and swaps.  We had decided to use a plan that, on a rolling four-quarter basis, would have purchased a “cap” on approximately one-third of our forecast propane volume purchases, performed a pre-buy or hedge with a swap for one-third of our forecast anticipated propane purchases, and bought one-third at market.  We are now fluctuating with the market or utilizing pre-purchased propane gas. As of September 30, 2008, we had not entered into any hedging activities or pre-purchased gas supplies.

We have no exposure to equity risk, as we do not hold any equity instruments. Our exposure to interest rate risk is limited to investments held for environmental costs, the long-term notes receivable from the sale of our water division and short-term borrowings on the line of credit. The investments held for environmental costs are short-term fixed income debt securities whose carrying amounts are not materially different than fair value. The short-term borrowings were approximately $11.1 million at the end of September 30, 2008. We do not believe we have material market risk exposure related to these instruments. The indentures governing our two first mortgage bond series outstanding contain "make-whole" provisions (pre-payment penalties that charge for lost interest), which render refinancing impracticable until sometime after 2010.

Item 4T.

Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in interest rates can affect our cost of borrowing on our line of credit, on refinancing of debt maturities and on incremental borrowing to fund new investments. Current market conditions could severely limit our future ability to have access to capital. Because our stock is not widely held and has a low trading volume, we may not be able to access the equity market or may be limited in the amount of equity financing. If we are unable to obtain equity or debt financing on satisfactory terms, our ability to fund capital expenditures and other commitments will be impaired. Moreover, even if available, the capital may not be available on favorable terms and the cost of such financing could reduce our margins and materially adversely affect our results of operations.

General economic conditions may adversely affect our unit sales.

Our segments are affected by general economic conditions. The consumption of the energy we supply is directly tied to the economy. Consumers conserve energy consumption as costs go up and the economy worsens.  This adversely affects our unit sales.  A downturn in the economy in our local areas of operations, as well as on the state, national and international levels, could adversely affect the performance of our segments. As the down-turn in the economy affects consumer spending, tourism in Florida may be adversely affected. If tourism is down, then the demand for the energy we supply is reduced.

Item 6.

Exhibits

3.1

Restated Articles of Incorporation (incorporated herein by reference as Exhibit 3.2 on Form 8-K filed November 10, 2008).

3.2

Restated By-Laws (incorporated herein by reference as 3.1 on Form 8-K filed November 10, 2008).

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

10.1 #

Employment Agreement between the Company and John T. English dated August 21, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed on August 21, 2008).

10.2 #

Employment Agreement between the Company and Charles L. Stein dated August 21, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K, filed on August 21, 2008).

10.3 #

Employment Agreement between the Company and George M. Bachman dated August 21, 2008 (incorporated by reference to Exhibit 10.3 to our Form 8-K, filed on August 21, 2008).

10.4

Amended and restated Electric Service Contract by and between the Company and JEA dated November 6, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 12, 2008).

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

Date: November 12, 2008

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