Form 10-Q
period 2009-03-31
FLORIDA PUBLIC UTILITIES CO
filed 2009-05-15
CIK 37643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]     No [  ]

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

On May 7, 2009, there were 6,121,114 shares of $1.50 par value common stock outstanding.

INDEX

Part I.

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Statements of Income

Condensed Consolidated Statements of Comprehensive Income

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Common Shareholders’ Equity

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

Item 1.

Financial Statements

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
Revenues	2009	2008
Natural gas	$19,711	$22,137
Electric	22,033	17,523
Propane gas	4,037	5,370
Total revenues	45,781	45,030
Cost of Fuel and Other Pass Through Costs	30,662	30,912
Gross Profit	15,119	14,118

Operating Expenses
Operation and maintenance	9,871	6,981
Depreciation and amortization	2,365	2,253
Taxes other than income taxes	878	873
Total operating expenses	13,114	10,107
Operating Income	2,005	4,011

Other Income and (Deductions)
Merchandise and service revenue	761	722
Merchandise and service expenses	(649)	(624)
Other income	174	130
Interest expense	(1,146)	(1,223)
Total other deductions – net	(860)	(995)
Earnings Before Income Taxes	1,145	3,016
Income Taxes	(401)	(1,066)
Net Income	744	1,950
Preferred Stock Dividends	7	7
Earnings for Common Stock	$737	$1,943

(Basic and Diluted):
Earnings Per Common Share	$0.12	$0.32

Dividends Declared Per Common Share	$0.1175	$0.1125

Average Shares Outstanding	6,116,505	6,071,565
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2009	2008
Net income	$744	$1,950
Other comprehensive gain
Pension and post retirement costs	1,825	35
Income tax expense on other comprehensive gain	(687)	(13)
Comprehensive Income	$1,882	$1,972
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.
FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

ASSETS	March 31,	December 31,
	2009	2008
Utility Plant
Utility Plant	$212,013	$210,628
Less Accumulated depreciation	69,639	68,303
Net utility plant	142,374	142,325

Current Assets
Cash	2,904	2,997
Accounts receivable	15,008	13,973
Income taxes receivable	1,780	2,211
Allowance for uncollectible accounts	(577)	(455)
Unbilled receivables	1,788	2,041
Notes receivable	5,663	252
Inventories (at average unit cost)	3,555	3,961
Prepaid expenses	765	1,037
Under-recovery of fuel costs	-	756
Deferred income taxes-current	899	513
Regulatory assets-environmental – current	456	456
Deferred charges-current	220	155
Special deposit – fuel contract	-	130
Total current assets	32,461	28,027

Other Assets
Regulatory assets-environmental	6,513	6,636
Regulatory asset-retirement plan	2,822	9,945
Long-term receivables and other investments	15	5,619
Investments held for environmental costs	3,516	3,507
Deferred charges	6,306	6,409
Goodwill	2,405	2,405
Intangible assets (net)	3,984	4,058
Total other assets	25,561	38,579
Total Assets	$200,396	$208,931

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES	March 31,	December 31,
	2009	2008
Capitalization
Common shareholders' equity	$49,836	$48,512
Preferred stock	600	600
Long-term debt	47,940	47,920
Total capitalization	98,376	97,032

Current Liabilities
Line of credit	3,047	12,747
Accounts payable	10,240	11,481
Long-term debt - current	1,409	1,409
Insurance accrued	222	265
Interest accrued	1,145	1,081
Other accruals and payables	3,177	3,241
Environmental Liability - current	1,068	774
Taxes accrued	4,301	1,902
Over-recovery of fuel costs	4,361	1,965
Customer deposits	13,320	11,099
Total current liabilities	42,290	45,964

Other Liabilities
Deferred income taxes	17,694	18,023
Environmental liability	12,337	12,655
Regulatory liability- storm reserve	2,448	2,418
Regulatory liabilities- other	11,198	11,011
Regulatory liability- retirement	13,690	19,352
Other liabilities	2,363	2,476
Total other liabilities	59,730	65,935
Total Capitalization and Liabilities	$200,396	$208,931

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except for shares)
							Accumulated
	Common Stock					Treasury	Other	Common
	Shares	Aggregate	Paid-in	Retained	Treasury	Shares	Comprehensive	Shareholders'
	Issued	Par Value	Capital	Earnings	Shares	Cost	Income(Loss)	Equity
Balances as of December 31, 2008	6,199,070	$9,299	$6,065	$36,424	97,350	$(1,725)	$(1,551)	$48,512
Net income				744				744
Dividends				(725)				(725)
Other Comprehensive Income							1,138	1,138
Stock plans	13,434	20	123		(10,527)	24		167
Balances as of March 31, 2009	6,212,504	$9,319	$6,188	$36,443	86,823	$(1,701)	$(413)	$49,836
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008

Net cash provided by operating activities	$12,031	$3,785

Investing Activities
Construction expenditures	(1,981)	(2,969)
Proceeds received on notes receivable	252	283
Other	(123)	(120)
Net cash used in investing activities	(1,852)	(2,806)

Financing Activities
Net decrease in short-term borrowings	(9,700)	(1,442)
Dividends paid	(724)	(688)
Other increases	152	194
Net cash used in financing activities	(10,272)	(1,936)

Net (decrease) increase in cash	(93)	(957)

Cash at beginning of period	2,997	3,478

Cash at end of period	$2,904	$2,521
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2009

1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation have been included. The operating results for the period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The FPSC approved an annual electric final rate increase of approximately $3.9 million effective May 22, 2008.  Interim rate relief for partial recovery of the increased expenditures was approved by the FPSC on October 23, 2007. Interim rates were effective in November of 2007 up until May 22, 2008, the date our final rates went into effect and produced additional annual revenues of approximately $800,000.

The Company’s natural gas segment received interim rate relief for partial recovery of increased expenditures. Interim rates which will produce additional annual revenues of approximately $1 million went into effect on March 12, 2009 up until June 4, 2009, when final rates will be effective.

4.

Pledged Assets

Substantially all of the Company’s utility plant and the shares of its wholly owned subsidiary, Flo-Gas Corporation, collateralize the Company’s First Mortgage Bonds (long-term debt).  Cash, accounts receivable and inventory are collateral for the line of credit.

5.

Restriction on Dividends

The Company’s Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends. At March 31, 2009, approximately $10.2 million of retained earnings were free of such restriction and available for the payment of dividends. The Company’s line of credit agreement contains covenants that, if violated, could restrict or prevent the payment of dividends. The Company is not in violation of these covenants.

6.

Allowance for Uncollectible Accounts

The Company records an allowance for uncollectible accounts based on historical information and trended current economic conditions.  The following is a summary of bad debt activity for the first quarter as of March 31:

Allowance for Doubtful Accounts
(Dollars in thousands)
	2009	2008
Bad Debt Write-offs	$187	$114
Bad Debt Provision	$309	$187

7.

Storm Reserves

As of March 31, 2009, the Company had a storm reserve of approximately $1.7 million for the electric segment and approximately $789,000 for the natural gas segment. The Company does not have a storm reserve for the propane gas segment.

8.

Goodwill and Other Intangible Assets

The Company does not amortize goodwill or intangibles with indefinite lives. The Company periodically tests the applicable reporting segments, natural gas and propane gas, for impairment. In the event goodwill or intangible assets related to a segment are determined to be impaired, the Company would write down such assets to fair value.

Goodwill associated with the Company’s acquisitions consists of $550,000 in the natural gas segment and $1.9 million in the propane gas segment. The summary of intangible assets at March 31, 2009, and December 31, 2008, is as follows:

Intangible Assets (Dollars in thousands)
		March 31, 2009	December 31, 2008
Customer distribution rights	(Indefinite life)	$ 2,800	$ 2,800
Software	(Five to nine year life)	3,575	3,542
Accumulated amortization		(2,391)	(2,284)
Total intangible assets, net of amortization		$ 3,984	$ 4,058

The amortization expense of intangible assets was approximately $108,000 and $104,000 for the three months ended March 31, 2009 and 2008, respectively.

9.

Over-earnings – Natural Gas Segment

The FPSC approves rates that are intended to permit a specified rate of return on investment and limits the maximum amount of earnings of regulated operations. The Company has agreed with the FPSC to limit the earned return on equity for regulated natural gas and electric operations.

All prior over-earnings have been settled. Management does not anticipate any electric or natural gas over earnings for 2007, 2008 or 2009.

10.

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

(Dollars in thousands)
Site	Range From	Range To
West Palm Beach	$ 4,851	$ 18,332
Sanford	637	637
Pensacola and Key West	120	120
Total	$ 5,608	$ 19,089

The Company currently has $13.4 million recorded as our best estimate of the environmental liability. The FPSC approved up to $14 million for total recovery from insurance and rates based on the original 2005 projections as a basis for rate recovery. The Company has recovered a total of $6.4 million from insurance and rate recovery, net of costs incurred to date.  The remaining balance of $7 million is recorded as a regulatory asset.  On October 18, 2004 the FPSC approved recovery of $9.1 million for environmental liabilities.  The amortization of this recovery and reduction to the regulatory asset began on January 1, 2005. The majority of environmental cash expenditures is expected to be incurred before 2012, but may continue for another 9 years.

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

The feasibility study evaluated a wide range of remedial alternatives based on criteria provided by applicable laws and regulations. The total costs for the remedies evaluated in the feasibility study ranged from a low of $2.8 million to a high of $54.6 million. Based on the likely acceptability of proven remedial technologies described in the feasibility study and implemented at similar sites, management believes that consulting/remediation costs to address the impacts now characterized at the West Palm Beach site will range from $4.4 million to $17.9 million. This range of costs covers such remedies as in situ solidification for deeper soil impacts, excavation of surficial soil impacts, installation of a barrier wall with a permeable biotreatment zone, monitored natural attenuation of dissolved impacts in groundwater, or some combination of these remedies. The feasibility study proposed a remedy of surficial soil excavation, installation of a hanging barrier wall with permeable biotreatment zone, and monitored natural attenuation, the cost of which is projected to range from $4.4 million to $9.4 million.

Negotiations between the Company and the Florida Department of Environmental Protection on a final remedy for the site continue. Prior to the conclusion of those negotiations, we are unable to determine, to a reasonable degree of certainty, the complete extent or cost of remedial action that may be required. As of March 31, 2009, and subject to the limitations described above, management believes the Company's remediation expenses, including attorneys' fees and costs, will range from approximately $4.9 million to $18.3 million for this site.

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

Several members of the Sanford Group recently concluded negotiations with two adjacent property owners to resolve damages that the property owners allege that they have/will incur as a result of the implementation of the EPA approved remedy. In settlement of these claims, members of the Sanford Group (excluding the Company) have agreed to pay specified sums of money to the parties. In one case, the settlement agreement requires the select members of the Sanford Group to purchase the third party's property for approximately $2 million; the third party then has an option to buy back the property after completion of the remedy for approximately the same amount. In the other case, the select members agreed to a lump sum payment of $450,000. The Company has refused to participate in the funding of the third party settlement agreements based on the contention that it did not contribute to the release of hazardous substances at the site giving rise to the third party claims.

As of March 31, 2009, the Company’s share of remediation expenses, including the Company’s attorneys' fees and costs, are projected to be approximately $637,000 for this site. However, at this time, we are unable to determine, to a reasonable degree of certainty, whether the other members of the Sanford Group will accept the Company’s asserted defense to liability for costs exceeding $13 million to implement the final remedy for the site or will pursue a claim against the Company for a sum in excess of the $650,000 that FPUC has committed to fund the remedy.

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

As of March 31, 2009, the Company’s share of remediation expenses for the site, including attorney’s fees and costs, are projected to be approximately $27,000.

Key West Site

Between 1927 and 1938, the Company owned and operated a gasification plant on Catherine Street, in Key West, Florida. The plant discontinued operations in the late 1940s; the property on which the plant was located is currently used for a propane gas distribution business. In March 1993, a Preliminary Contamination Assessment Report was prepared by a consultant jointly retained by the Company and the current site owner and was delivered to the Florida Department of Environmental Protection. The Preliminary Contamination Assessment Report reported that very limited soil and groundwater impacts were present at the site. By letter dated December 20, 1993, the Florida Department of Environmental Protection notified the Company that the site did not warrant further "CERCLA consideration and a Site Evaluation Accomplished disposition is recommended." the Florida Department of Environmental Protection then referred the matter to its Marathon office for consideration of whether additional work would be required by the Florida Department of Environmental Protection's district office under Florida law. As of March 31, 2009, the Company has received no further communication from the Florida Department of Environmental Protection with respect to the site. At this time, we are unable to determine whether additional field work will be required by the Florida Department of Environmental Protection and, if so, the scope or costs of such work. In 1999, the Company received an estimate from its consultant that additional costs to assess and remediate the reported impacts would be approximately $166,000. As of March 31, 2009 and assuming the current owner shared in such costs according to the allocation agreed upon by the parties for the Preliminary Contamination Assessment Report, the Company's share of remediation expenses, including attorneys' fees and costs, is projected to be $93,000 for this site.

11.

Employee Benefit Plans

The Company sponsors a qualified defined benefit pension plan for non-union employees hired before January 1, 2005 and for union employees who work under one of the six Company union contracts and were hired before their respective contract dates in 2005 for our Northwest division contract in 2006. Employees hired after the above time frames along with those that elected to transfer out of the defined benefit pension plan are not eligible for the defined benefit pension plan and are in a 401k match plan. The Company also sponsors a post-retirement medical plan.

In March 2009, the Company's Board of Directors authorized amendments to the pension plan in an effort to reduce anticipated future pension expenses. As a result of these amendments, the Company will freeze the pension plan for all participants effective December 31, 2009. All future benefit accruals under the plan shall cease, including freezing salary rates at 2009 average compensation levels as of December 31, 2009. In addition to the freeze, the reduced early retirement eligibility will be lowered from 30 years to 20 years and two additional service years can be earned by active participants at the December 31, 2009 average compensation levels for the purposes of benefit accrual, vesting and retirement eligibility. The two additional service years will increase annual pension cost by $800,000 in each of the next two years. Beyond December 31, 2011, active participants will continue to accrue service years for the purposes of vesting and retirement eligibility. The amendments to the plan have been accounted for in accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, resulting in the recognition of approximately $2.7 million in non-cash pretax curtailment loss of which $2.3 million is reflected in expenses and $400,000 is reflected on the balance sheet in the Company's consolidated statements.

The following table provides the components of the net periodic benefit cost for our pension plan and postretirement benefit plan for the three months ended March 31, 2009 and 2008.

FLORIDA PUBLIC UTILITIES COMPANY
Net Periodic Benefit Costs
(Dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008

Pension Plan:
Service Cost	$257	$273
Interest Cost	694	642

Expected Return on Plan Assets	(634)	(648)
Amortization of Net Gain	54	-
Amortization of Prior Service Cost	179	184
Total FAS 87 Net Periodic Pension Cost	550	451
Curtailment Loss	2,722	-
Net Periodic Pension Cost	$3,272	$451

Postretirement Benefit Plan:
Service Cost	$13	$14
Interest Cost	26	25
Amortization of Transition Obligation	11	11
Amortization of Net Gain	(13)	(13)
Net Periodic Postretirement Benefit Cost	$37	$37

For additional information related to our employee benefit plans, please see Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2008.

FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” that requires the Company to show the funded status of its pension and retiree health care plan as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans, net of tax, as part of accumulated other comprehensive income (loss) (AOCI) in shareholders’ equity. This resulted in a gain in AOCI, net of deferred tax, of approximately $1,138,000 and $22,000 as of March 31, 2009 and March 31, 2008, respectively.

12.

Impact of Recent Accounting Standards

Financial Accounting Standard No. 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” This standard requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.   The Company adopted SFAS No. 161 effective January 1, 2009. The adoption of SFAS No. 161 did not have an impact on the Company’s disclosures.

FASB Staff Position, FAS No. 142-3

In April 2008, the FASB issued FASB Staff Position, or “FSP”, FAS 142-3, “Determination of the Useful Life of Intangible Assets,” effective for financial statements issued for fiscal year beginning after December 15, 2008, and interim periods within those fiscal years. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets,” thereby resulting in improved consistency between the useful life applied under SFAS No. 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations.” We adopted FSP FAS 142-3 effective January 1, 2009. The adoption of FSP, FAS No. 142-3 did not have a material effect on our results of operations or financial position.

Financial Accounting Standard No. 162

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This standard offers guidance on the principles used to prepare financial statements in accordance with GAAP.  FASB Statements of Financial Accounting Concepts now supersede industry practice. The adoption of this standard did not have an effect on our financial position or results of operation.

FSP 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets.”

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132 (R)-1). FSP FAS 132 (R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132 (R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effect FSP FAS 132(R)-1 will have on its disclosures.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Values of Financial Instruments. It requires the fair value for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), to be disclosed in the interim periods as well as in annual financial statements. This standard is effective for the quarter ending after June 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements disclosures.

SFAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”

In April 2009, the FASB, issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This pronouncement is effective for periods ending after June 15, 2009.  We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4. FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. The FSP will be effective for us for the quarter ending June 30, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”

In April 2009, FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance.

13.

Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those non-financial assets and non-financial liabilities for which the effective date has been delayed by one year. On January 1, 2009, we adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations.

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

The values at March 31, 2009 and December 31, 2008 are shown below.

(Dollars in thousands)	March 31, 2009		December 31, 2008
	Carrying Amounts	Approximate Fair Value	Carrying Amounts	Approximate Fair Value
Long-term debt	$50,966	$56,700	$50,966	$ 56,600

On January 1, 2008, we adopted the provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. We did not elect to record any additional assets or liabilities at fair value.

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

Business segment information at March 31, 2009, and December 31, 2008 is summarized as follows:

(Dollars in thousands)	2009	2008
Identifiable assets
Natural gas	$101,627	$101,920
Electric	57,284	58,220
Propane gas	17,897	18,534
Common	23,588	30,257
Consolidated	$200,396	$208,931

Business segment information for the quarter ending March 31, 2009, and March 31, 2008 is summarized as follows:

(Dollars in thousands)	2009	2008
Revenues
Natural gas	$19,711	$22,137
Electric	22,033	17,523
Propane gas	4,037	5,370
Consolidated	$45,781	$45,030
Operating income, excluding income tax
Natural gas	$1,699	$2,392
Electric	14	735
Propane gas	292	884
Consolidated	$2,005	$4,011
Depreciation and amortization

Natural gas	$1,253	$1,188
Electric	816	787
Propane gas	210	201
Common	86	77
Consolidated	$2,365	$2,253
Income tax expense
Natural gas	$294	$579
Electric	(75)	142
Propane gas	88	276
Common	94	69
Consolidated	$401	$1,066
Construction expenditures
Natural gas	$1,143	$1,255
Electric	652	1,492
Propane gas	131	186
Common	55	36
Consolidated	$1,981	$2,969

15.    Subsequent Events

On April 17, 2009, we executed a definitive merger agreement with Chesapeake Utilities Corporation (“Chesapeake”) pursuant to which Florida Public Utilities Company (FPU) will merge with a wholly owned subsidiary of Chesapeake.  The merger agreement, publicly announced on April 20, 2009, was approved by the boards of directors of both FPU and Chesapeake and is subject to the approval of the shareholders of both companies.  Pursuant to the terms of the merger agreement, FPU shareholders will receive 0.405 shares of Chesapeake common stock for each share of FPU common stock held by them.  The merger is intended to qualify as a tax-free reorganization and is subject to various regulatory approvals.  The merger is expected to close during the fourth quarter of 2009 assuming all required approvals and other conditions to closing are satisfied.

On May 5, 2009 the FPSC approved a final natural gas rate increase of approximately $8.5 million in revenues annually with new rates beginning on June 4, 2009. Interested parties may protest the action of the Commission within 21 days after the entry of the Commission order and if the ruling is protested, a full hearing will be required within eight months. Revenues may be collected pending possible refund upon final determination at the full hearing.  These revenues should provide an increase to the Company’s overall profitability for the natural gas segment and recovery of increased expenditures including depreciation and other expenses beginning in 2009.

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

Revenues and gross profit increased in the first quarter of 2009 compared to the same period in the prior year due in a large part to the base rate increases in our electric operations.

Earnings for the first quarter of 2009 were significantly impacted by the pension plan freeze.  The pension curtailment expensed in the first quarter of 2009 as a result of the freeze was approximately $2.3 million. The impact to net income for the effects of these curtailment expenses is approximately $1.4 million after income taxes or $.24 per share for the quarter ending March 31, 2009.

Earnings continue to be impacted by the overall economic slow-down and management expects current conditions to continue through 2009 with an ongoing impact to our customer growth rates, unit sales and sales expense. Management continues to look for ways to help offset the negative impacts of the current economic condition.

Early in the second quarter, we entered into a merger agreement with Chesapeake Utilities Corporation.  See Note 15, “Subsequent Events,” above and “Outlook,” below for more information about this proposed merger.

Results of Operations

Revenues and Gross Profit Summary

Cost recovery revenues are included in revenues. The FPSC allows cost recovery revenues to directly recover costs of fuel, conservation and revenue-based taxes in our natural gas and electric segments. Revenues collected for these costs and expenses have no effect on results of operations and fluctuations could distort the relationship of revenues between periods. Gross profit is defined as gross operating revenues less fuel, conservation and revenue-based taxes that are passed directly through to customers. Because gross profit eliminates these cost recovery revenues, we believe it provides a more meaningful basis for evaluating utility revenues. We believe data regarding units sold and number of customers provides additional information helpful in comparing periods.  The following summary compares gross profit between periods and units sold in one thousand Dekatherm (MDth) (gas) and Megawatt Hour (MWH) (electric).

Revenues and Gross Profit
(Dollars in thousands)
	Three Months Ended
	March 31,
	2009	2008
Natural Gas
Revenues	$19,711	$22,137
Cost of fuel and other pass through costs	11,063	14,082

Gross Profit	$ 8,648	$ 8,055
Units sold: (MDth)	1,964	1,861
Customers (average for the period)	52,095	52,166
Electric
Revenues	$22,033	$17,523
Cost of fuel and other pass through costs	17,715	13,859
Gross Profit	$ 4,318	$ 3,664
Units sold: (MWH)	165,245	173,276
Customers(average for the period)	31,109	31,221
Propane Gas
Revenues	$4,037	$5,370
Cost of fuel	1,884	2,971
Gross Profit	$2,153	$2,399
Units sold: (MDth)	166	170
Customers (average for the period)	12,374	12,666
Consolidated
Revenues	$45,781	$45,030
Cost of fuel	30,662	30,912
Gross Profit	$15,119	$14,118
Customers(average for the period)	95,578	96,053

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008.

Revenues and Gross Profit

Natural Gas

Natural gas service revenues decreased $2.4 million in the first quarter of 2009 from the same period in 2008 due to lower fuel and other costs passed through to customers of $3 million. Colder temperatures in the first quarter of 2009 compared to the same period last year was the primary reason for a 5.5% increase in units sold and a 7% increase in gross profit.  Interim rates awarded in our natural gas rate proceeding beginning March 2009 also positively impacted our gross profit.

Electric

Electric service revenues increased $4.5 million in the first quarter of 2009 over the same period in 2008. Higher cost of fuel and other costs that were passed through to customers accounted for $3.9 million of this increase.

Gross profit increased by $654,000 or 18% this quarter compared to the first quarter of 2008 primarily due to the final base rate increase approved April 2008, compared to interim rates which were in effect in the first quarter of 2008. Units sold, excluding industrial customers, decreased by 4.8%. Management believes this decrease is a result of possible conservation measures taken by our customers due to fuel and base rate increases.  Gross profit was not materially impacted by reduced consumption as this was forecasted in our electric rate increase approved April 2008. Rates were set to compensate for the anticipated reduction in units sold due to significant increases in fuel costs.

Propane Gas

Propane revenues decreased $1.3 million in the first quarter of 2009 compared to the same period in 2008.  The cost of fuel contributed to $1.1 million of the revenue decrease, with gross profit decreasing by $246,000.

In spite of colder temperatures units sold declined by 2.4%.  Management believes this is a result of the downturn in the housing market and the economy as a whole which had a negative impact on customer usage.

Operating Expenses

Operating expenses increased $3.0 million in the first quarter of 2009 as compared to the same period in 2008. The recent pension plan freeze significantly impacted our operating expenses in the first quarter of 2009; related curtailment costs associated with our pension plan freeze increased operating expenses by approximately $2.2 million.  In addition to the pension curtailment costs, administrative and general expenses increased $178,000 primarily due to increased pension expenses unrelated to the plan freeze and auditing fees related to our initial required audit of internal control over financial reporting under Sarbanes Oxley section 404.  As we continue to experience the impact of the declining economy, bad debt expenses increased $220,000 due in a large part to a recent bankruptcy of a commercial customer in our electric segment.  Maintenance expenses increased $129,000 as a result of several severe storms and storm hardening initiatives recently mandated by the FPSC.

Other Income and Deductions

Merchandise and service revenue increased by $39,000 and expense increased by $25,000 in the first quarter of 2009 compared to the same period last year resulting in  increased profitability of $14,000. Although we continue to experience effects of the slowing economy, sales increased through a successful coupon program.

Other income increased $44,000 primarily for interest income on a deposit refund from one of our fuel providers.

Total interest expense decreased by $77,000 in the first quarter of 2009 compared to the same period last year. This was due primarily to a lower average balance on our line of credit as a result of increased cash flow from operations and lower capital expenditures. In addition, the interest rate on our line of credit, tied to the London Interbank Rate (LIBOR), was lower this quarter, compared to the first quarter of 2008.  Our line of credit was also amended in March 2008, lowering the interest rate margin paid on borrowings by 0.10% or 10 basis points.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flow provided by operating activities for the three months ended March 31, 2009 increased by approximately $8.2 million over the same period in 2008. Over-recovered fuel costs accounted for approximately $3.8 million of the increase in the current year’s net cash flow. Colder temperatures along with our electric and natural gas base rate increases also contributed approximately $2.8 million of the increase.

Investing Activities

Construction expenditures in the three months ended March 31, 2009 decreased by $1.0 million compared with the same period last year. The decrease was primarily due to discretionary capital expenditures controls instituted by the company during the current slow-down in the economy.

Financing Activities

Short-term borrowing on our line of credit decreased by $8.3 million in the first quarter of 2009 compared to the same period in 2008 primarily as a result of the reduced need for short-term borrowing primarily because of the increase in funds provided from our operations and lower capital expenditures.

Capital Resources

We have a revolving line of credit with Bank of America which expires July 1, 2010. Prior to March 2008, the available line of credit was $15 million with the ability to increase the limit to a maximum of $20 million upon 30 days notice. In March 2008, we amended our line of credit to allow us, upon 30 days notice, to increase our maximum credit line from $20 million to $26 million and to reduce the interest rate paid on borrowings by 0.10% or 10 basis points. In April 2008, we increased the currently available line of credit from $12 million to $15 million. The balance outstanding was $3 million at March 31, 2009. We reserve $1 million of the line of credit to cover potential expenses for any major storm repairs in our electric segment and an additional $250,000 for a letter of credit insuring propane gas facilities.

The line of credit contains affirmative and negative covenants that, if violated, would give the bank the right to accelerate the due date of the loan to be immediately payable. The line of credit covenants with Bank of America include certain financial ratios, all of which are currently met.

The line of credit, long-term debt and preferred stock as of March 31, 2009 comprised 52% of total debt and equity capitalization.

Historically we have periodically paid off short-term borrowings under lines of credit using the net proceeds from the sale of long-term debt or equity securities.  We continue to review our financing options. Any choice of financing will be predicated on the current needs and dependent on prevailing market conditions, the impact to our financial covenants and the effect on income. The timing of additional funding will be dependent on projected environmental expenditures, building of the South Florida operations facility, pension contributions, and other capital expenditures.

Our 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property.  At March 31, 2009, such calculation would permit the issuance of approximately $49.6 million of additional bonds.

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

We expect to receive tax refunds of approximately $1.8 million in early 2009.  The primary reason for this refund is our planned pension contribution of $4.6 million for plan year 2008 expected to be made in 2009.  This pension contribution is a deduction for tax purposes in 2008 calendar year but was not known at the time of estimated tax payments made in calendar year 2008.

As of March 31, 2009 there was approximately $5.7 million in receivables from the 2003 sale of our water assets. Final payment of principal and interest totaling $5.7 million is expected in February 2010.

Capital Requirements

Portions of our business are seasonal and dependent upon weather conditions in Florida. This factor affects the sale of electricity and gas and impacts the cash provided by operations. Construction costs also impact cash requirements throughout the year.  Cash needs for operations and construction are met partially through short-term borrowings from our line of credit.

Capital expenditures are expected to be lower for the remainder of 2009 compared to 2008 by approximately $900,000 due primarily to the Company’s current controls on discretionary capital expenditures during the current economic slow-down.

We currently do not have any outstanding commitments for capital expenditures.

Cash requirements will increase significantly in the future due to environmental cleanup costs, sinking fund payments on long-term debt and pension contributions. Environmental cleanup is forecast to require payments of $774,000 in 2009, with remaining forecasted payments, which could total approximately $9.1 million net of investment proceeds, beginning in 2010. Annual long-term debt sinking fund payments of approximately $1.4 million will continue in 2009 for ten years.

Based on current projections, we will make required contributions to our defined benefit pension plan of approximately $560,000 and $1.2 million in 2009 for the 2008 and 2009 plan years respectively. In addition, we expect to make a voluntary contribution of $4 million for the 2008 plan year. We will continue in future years to make contributions as required by the Pension Protection Act funding rules.

We believe that cash from operations, coupled with short-term borrowings on our line of credit, will be sufficient to satisfy our operating expenses, normal construction expenditure and dividend payments through 2009.  However, if we experience significant environmental expenditures in the next two or three years it is possible we may need to raise additional funds. There can be no assurance, however, that equity or debt transaction financing will be available on favorable terms or at all when we make the decision to proceed with a financing transaction.

Outlook

Pension Plan

In March 2009, the Company's Board of Directors authorized amendments to the pension plan in an effort to reduce anticipated future pension expenses. As a result of these amendments, the Company will freeze the pension plan for all participants effective December 31, 2009. All future benefit accruals under the plan shall cease, including freezing salary rates at levels existing in 2009 average compensation as of December 31, 2009. In addition to the freeze, the reduced early retirement eligibility will be lowered from 30 years to 20 years and two additional service years can be earned by active participants at the December 31, 2009 average compensation levels for the purposes of benefit accrual, vesting and retirement eligibility. Beyond December 31, 2011, active participants will continue to accrue service years for the purposes of vesting and retirement eligibility. The two additional service years will increase annual pension cost by $800,000 in each of the next two years.

The amendments to the plan have been accounted for in accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The pension liability has been reduced by $5.7 million and we recognized approximately $2.7 million non-cash pretax curtailment loss of which $2.3 million is reflected in expenses and $400,000 is reflected on the balance sheet in the Company's consolidated statements.

The freeze will reduce pension expenses beginning in the second quarter of 2009. With the freeze, pension expense and pension contribution are expected to be approximately $500,000 and $13 million, respectively spread over the period 2009 through 2013.

Natural Gas Base Rate Proceeding

We filed a request with the FPSC in the fourth quarter of 2008 for a base rate increase of approximately $9.9 million annually in our natural gas segment. This request included recovery of increased expenses and some capital expenditures since our last rate proceeding in 2004.

On May 5, 2009 the FPSC approved a final natural gas rate increase of approximately $8.5 million in revenues annually with new rates beginning June 4, 2009. Interested parties may protest the action of the Commission within 21 days after the entry of the Commission order and if the ruling is protested, a full hearing will be required within eight months. Revenues may be collected pending possible refund upon final determination at the full hearing.  These revenues should provide an increase to the Company’s overall profitability for the natural gas segment and recovery of increased expenditures including depreciation and other expenses beginning in 2009.

Interim rate relief was approved by the FPSC on February 10, 2009 for partial recovery of the increased expenditures.  Interim rates which should produce additional annual revenues of approximately $1.0 million became effective on March 12, 2009 and will remain effective until final rates are in place on June 4, 2009.

Electric Franchise Marianna

The City of Marianna employed a Consultant to review the existing franchise agreement with the Company that is up for renewal in 2010 and to review the feasibility of purchasing the portion of our electric system that is within the city limits. On May 7, 2009 the City of Marianna Commissioners voted to enter into a new ten year franchise agreement with FPUC with stipulations that new Interruptible and Time of Use rates become available for certain customers prior to February 2011 or the franchise could be voided six months after that date.  The second reading and final passage of the franchise ordinance is scheduled for June 2009 and the new agreement will be effective February 1, 2010. Should final approval of the ordinance not be obtained as anticipated, the City could elect to purchase the Marianna portion of the distribution system.  This would require the city to pay severance/reintegration costs, fair market value for the system and the initial investment in the infrastructure to operate this limited facility.  If the franchise is not renewed and the City purchases this portion of our electric system, the Company would have a gain in the year of the acquisition; but, ongoing financial results would be negatively impacted from the loss of this operating area within our electric operations.

Storm Preparedness Expenses

Regulators continue to focus on hurricane preparedness and storm recovery issues for utility companies. Mandated storm preparedness initiatives impacted our 2008 earnings and continue to impact our operating expenses and capital expenditures in 2009. The current forecast is not expected to exceed additional annual expenditures of approximately $260,000. During the 2008 rate proceeding, these storm preparedness costs were approved and have been included in the base rates.  It is possible that additional regulation and rules will be mandated regarding storm related expenditures over the next several years.

Land Purchase

We purchased land for $3.5 million in July 2007 for a new South Florida operations facility.  We started preparing plans for site development of this property but have temporarily placed this project on hold. We may begin construction in the next one to three years or sell the property if we determine we can return to the existing operations location.

Natural Gas Depreciation Study

We filed a depreciation study with the FPSC in the fourth quarter of 2008 for our natural gas segment. In April 2009, the FPSC approved new deprecation rates to be effective July 1, 2009. As a result of new depreciation rates, depreciation expense is expected to increase approximately $200,000 annually beginning July 1, 2009, and we received full recovery for this increased expense in our base rate increase.

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

Bad Debt Expense

Management expects bad debt expense and related write-offs of receivables to continue increasing further in 2009 as a result of the current economic climate and the impact to our customers. We are not able to predict the impact to our financial results, but we do anticipate an increase to bad debt expense over 2008 levels.

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

Covenants

We have historically met all our line of credit and fuel supplier covenants. As of December 2008 we were in violation of a covenant regarding our total liabilities to tangible net worth ratio included in one of our supply agreements with a fuel provider. The violation was caused primarily by a significant increase in our pension liability.  Failure to meet this covenant would have required us to provide a one year irrevocable letter of credit for $3.3 million; however, we received a 30 day time extension to March 27, 2009 to meet this covenant ratio. On March 20, 2009, we calculated the covenant ratio, as of February 28, 2009 as required, and the supplier was advised that we were once again in compliance with this covenant. At this time management does not anticipate any further covenant violations.

Our line of credit contains a similar covenant ratio. Management is continuing to take steps to comply with all covenants on an ongoing basis, but there can be no assurance that further deterioration of the market or the economy will not occur and give rise to a violation.

The Company is in compliance with all covenants on our line of credit and other fuel supply agreements at March 31, 2009.

Merger

We entered into a definitive merger agreement with Chesapeake Utilities Corporation (“Chesapeake”) on April 17, 2009.  The merger was approved by both companies' boards of directors and is subject to the approval of both companies’ shareholders.  Under the merger agreement, holders of Florida Public Utilities common stock will receive 0.405 shares of Chesapeake common stock in exchange for each outstanding share of Florida Public Utilities.  The merger is intended to qualify as a tax-free reorganization and is subject to various regulatory approvals and closing conditions as set forth in the merger agreement.  The merger is expected to close during the fourth quarter of 2009 assuming all approvals are obtained and closing conditions are satisfied.

Forward-Looking Statements (Cautionary Statement)

This report contains forward-looking statements including those relating to the following:

•

Our consideration of equity or debt financing in the next few years.

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

•

Realization of actual additional revenues from the natural gas rate proceeding finalized in May 2009 will occur as expected.

•

Impact of the overall economic conditions on our earnings, customer growth rates, unit sales and sales expense.

•

Capital expenditures will be less than originally expected for 2009.

•

Timing and progress of construction on the South Florida operations facility.

•

Increase in pension contributions to our defined benefit pension plan in 2009 and beyond.

•

Amortization of pension service costs and pension expense as expected in future years.

•

Increase in bad debt expense on our customer accounts receivable.

•

Impact of Energy Efficiency Legislation on our Company and our operating results.

•

Renewal of the Marianna Franchise.

•

Additional annual expenditures relating to storm preparedness.

These statements involve certain risks and uncertainties. Actual results may differ materially from what is expressed in such forward-looking statements. Important factors that could cause actual results to differ materially from those expressed by the forward-looking statements include, but are not limited to, those set forth in “Risk Factors” in our Form 10-K for the year ended December 31, 2008.

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

None of our gas or electric contracts are accounted for using the fair value method of accounting. While some of our contracts meet the definition of a derivative, we have designated these contracts as "normal purchases" under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As of March 31, 2009, we had not entered into any hedging activities, and we do not anticipate entering into hedging activities in 2009. Beginning in 2009, we started pre-buying propane when certain price levels are reached.

We have no exposure to equity risk, as we do not hold any material equity instruments. Our exposure to interest rate risk is limited to investments held for environmental costs, the long-term notes receivable from the sale of our water division and short-term borrowings on the line of credit. The investments held for environmental costs are short-term fixed income debt securities whose carrying amounts are not materially different than fair value. The short-term borrowings were approximately $3 million at the end of March 2009. We do not believe we have material market risk exposure related to these instruments. The indentures governing our two first mortgage bond series outstanding contain "make-whole" provisions (pre-payment penalties that charge for lost interest), which render refinancing impracticable until sometime after 2012.

Item 4T.

Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on evaluation, our CEO and CFO have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.

Risk Factors

The risk factors should be read in conjunction with those included in our most recent Form 10-K for the year ending December 31, 2008.

Item 6.

Exhibits

2.1

Agreement and Plan of Merger between Florida Public Utilities Company and Chesapeake Utilities Corporation, a Delaware corporation, and its wholly owned subsidiary, CPK Pelican, Inc., a Florida corporation. (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on April 17, 2009).

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

Date: May 15, 2009

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