Form 10-Q
period 2009-06-30
FLORIDA PUBLIC UTILITIES CO
filed 2009-08-12
CIK 37643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

On August 3, 2009, there were 6,140,592 shares of $1.50 par value common stock outstanding.

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

Item 1A.

Risk Factors

Item 4.

Submission of Matters to a Vote of Security Holders

Item 6.

Exhibits

Signatures

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Florida Public Utilities Company
Condensed Consolidated Income Statements (Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Natural gas	$12,480	$18,973	$32,191	$41,110
Electric	19,526	18,214	41,559	35,737
Propane gas	2,968	4,189	7,005	9,559
Total revenues	34,974	41,376	80,755	86,406
Cost of Fuel and Other Pass Through Costs	21,633	29,351	52,295	60,263
Gross Profit	13,341	12,025	28,460	26,143

Operating Expenses
Operation and maintenance	7,770	7,913	17,641	14,894
Depreciation and amortization	2,294	2,206	4,659	4,459
Taxes other than income taxes	812	764	1,690	1,637
Total operating expenses	10,876	10,883	23,990	20,990
Operating Income	2,465	1,142	4,470	5,153

Other Income and (Deductions)
Merchandise and service revenue	598	534	1,359	1,256
Merchandise and service expenses	(488)	(591)	(1,137)	(1,215)
Other income	133	170	307	300
Interest expense	(1,123)	(1,195)	(2,269)	(2,418)
Total other deductions – net	(880)	(1,082)	(1,740)	(2,077)
Earnings Before Income Taxes	1,585	60	2,730	3,076
Income Taxes	(581)	21	(982)	(1,045)
Net Income	1,004	81	1,748	2,031
Preferred Stock Dividends	7	7	14	14
Earnings For Common Stock	$997	$74	$1,734	$2,017

(Basic and Diluted):
Earnings Per Common Share	$0.16	$0.01	$0.28	$0.33

Dividends Declared Per Common Share	$0.1200	$0.1175	$0.2375	$0.2300

Average Shares Outstanding	6,123,697	6,078,446	6,120,101	6,075,005
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

Florida Public Utilities Company Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income	$1,004	$81	$1,748	$2,031
Other comprehensive gain:
Pension and post-retirement costs	-	36	1,825	73
Income tax expense on other comprehensive gain	-	(14)	(687)	(28)
Comprehensive income, net of tax	$1,004	$103	$2,886	$2,076
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

Florida Public Utilities Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2009	2008
ASSETS
Utility Plant
Utility Plant	$215,018	$210,628
Less Accumulated depreciation	71,080	68,303
Net utility plant	143,938	142,325

Current Assets
Cash	2,084	2,997
Accounts receivable	11,422	13,973
Income taxes receivable	819	2,211
Allowance for uncollectible accounts	(559)	(455)
Unbilled receivables	2,042	2,041
Notes receivable	5,724	252
Inventories (at average unit cost)	3,352	3,961
Prepaid expenses	471	1,037
Under-recovery of fuel costs	1,387	756
Deferred income taxes-current	459	513
Other regulatory assets-environmental	456	456
Deferred charges-current	403	155
Special deposit – fuel contract	-	130
Total current assets	28,060	28,027

Other Assets
Regulatory asset - environmental	6,396	6,636
Regulatory asset – retirement plan	2,824	9,945
Long-term receivables and other investments	15	5,619
Investments held for environmental costs	3,518	3,507
Deferred charges	3,964	6,409
Goodwill	2,405	2,405
Intangible assets (net)	3,891	4,058
Total other assets	23,013	38,579
Total Assets	$195,011	$208,931

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

Florida Public Utilities Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2009	2008
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity	$50,239	$48,512
Preferred stock	600	600
Long-term debt	46,452	47,920
Total capitalization	97,291	97,032

Current Liabilities
Line of credit	-	12,747
Accounts payable	11,683	11,481
Long-term debt - current	1,409	1,409
Insurance accrued	180	265
Interest accrued	580	1,081
Other accruals and payables	3,308	3,241
Environmental Liability – current	2,125	774
Taxes accrued	2,514	1,902
Over-recovery of fuel costs and other	3,703	1,965
Customer deposits	13,228	11,099
Total current liabilities	38,730	45,964

Other Liabilities
Deferred income taxes	18,368	18,023
Environmental liability	10,949	12,655
Regulatory liability – storm reserve	2,479	2,418
Regulatory liability – other	11,387	11,011
Regulatory liabilities – retirement	13,438	19,352
Other liabilities	2,369	2,476
Total other liabilities	58,990	65,935
Total Capitalization and Liabilities	$195,011	$208,931

These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

Florida Public Utilities Company Consolidated Statements of Common Shareholder’s Equity (Unaudited)
(Dollars in thousands, except for shares)
							Accumulated
	Common Stock					Treasury	Other	Common
	Shares	Aggregate	Paid-in	Retained	Treasury	Shares	Comprehensive	Shareholders'
	Issued	Par Value	Capital	Earnings	Shares	Cost	Income (Loss)	Equity
Balances as of December 31, 2008	6,199,070	$9,299	$6,065	$36,424	97,350	$(1,725)	$(1,551)	$48,512
Net income				1,748				1,748
Dividends				(1,469)				(1,469)
Other Comprehensive Income							1,138	1,138
Stock plans	18,043	27	190		(5,226)	93		310
Balances as of June 30, 2009	6,217,113	$9,326	$6,255	$36,703	92,124	$(1,632)	$(413)	$50,239
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

Florida Public Utilities Company
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008

Net cash provided by operating activities	$17,701	$5,452

Investing Activities
Construction expenditures	(3,407)	(5,749)
Proceeds received on notes receivable	252	283
Other	(118)	92
Net cash used in investing activities	(3,273)	(5,374)

Financing Activities
Net (decrease) increase in short-term borrowings	(12,747)	1,407
Repayment of long-term borrowings	(1,409)	(1,409)
Dividends paid	(1,432)	(1,345)
Other increases	247	283
Net cash used in provided by financing activities	(15,341)	(1,064)

Net decrease in cash	(913)	(986)

Cash at beginning of period	2,997	3,478

Cash at end of period	$2,084	$2,492
These financial statements should be read with the accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA PUBLIC UTILITIES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2009

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

The FPSC approved an annual electric final rate increase of approximately $3.9 million effective May 22, 2008.  Interim rates set to produce additional annual revenues of approximately $800,000 were effective from November 2007 through May 22, 2008, the date our final rates went into effect.

The FPSC approved an annual natural gas final rate increase of approximately $8.5 million effective June 4, 2009. Interim rates set to produce additional annual revenues of approximately $1 million were effective March 12, 2009 until June 4, 2009, when final rate increase went into effect. On June 17, 2009 the Office of Public Counsel entered a protest to the FPSC natural gas final rate increase ruling and a full hearing is required within eight months. Previously approved final rates and the related revenues will be collected pending possible refund upon final determination at the full hearing. The vote for the final rates is scheduled for February 9, 2010.

At this time management does not estimate any adjustments to the final rate increase approved on May 5, 2009 and has not set up a liability for a possible rate refund as of June 30, 2009. Management will recognize a liability for a possible rate refund if we determine adjustments are probable. It is possible that the final rate increase awarded may be lower than was approved by the FPSC on May 5, 2009 and a refund may be required to our customers for any variance in the final rates approved at the full hearing compared to the previously approved rates on May 5, 2009.  The impact of a refund of previously collected rates could be material to our results of operation.

4.

Pledged Assets

Substantially all of the Company’s utility plant and the shares of its wholly owned subsidiary, Flo-Gas Corporation, collateralize the Company’s First Mortgage Bonds (long-term debt).  Cash, accounts receivable and inventory are collateral for the line of credit.

5.

Restriction on Dividends

The Company’s Fifteenth Supplemental Indenture of Mortgage and Deed of Trust restricts the amount that is available for cash dividends. At June 30, 2009, approximately $10.5 million of retained earnings were free of such restriction and available for the payment of dividends. The Company’s line of credit agreement contains covenants that, if violated, could restrict or prevent the payment of dividends. The Company is not in violation of these covenants.

6.

Allowance for Uncollectible Accounts

The Company records an allowance for uncollectible accounts based on historical information and current economic conditions.  The following is a summary of bad debt activity for the second quarter as of June 30:

Allowance for Doubtful Accounts
(Dollars in thousands)
	2009	2008
Bad Debt Write-offs	$196	$200
Bad Debt Accrual Provision	$179	$164

7.

Storm Reserves

As of June 30, 2009, the Company had a storm reserve of approximately $1.7 million for the electric segment and approximately $789,000 for the natural gas segment. The Company does not have a storm reserve for the propane gas segment.

8.

Goodwill and Other Intangible Assets

The Company does not amortize goodwill or intangibles with indefinite lives. The Company periodically tests the applicable reporting segments, natural gas and propane gas, for impairment. In the event goodwill or intangible assets related to a segment are determined to be impaired, the Company would write down such assets to fair value.  The impairment tests performed effective January 1, 2009 showed no impairment for either reporting segment.

Goodwill associated with the Company’s acquisitions consists of $550,000 in the natural gas segment and $1.9 million in the propane gas segment. The summary of intangible assets at June 30, 2009 and December 31, 2008, is as follows:

Intangible Assets (Dollars in thousands)
		June 30, 2009	December 31, 2008
Customer distribution rights	(Indefinite life)	$ 2,800	$ 2,800
Software	(Five to nine year life)	3,591	3,542
Accumulated amortization		(2,500)	(2,284)
Total intangible assets, net of amortization		$ 3,891	$ 4,058

The amortization expense of intangible assets was approximately $109,000 and $106,000 for the three months ended June 30, 2009 and 2008, respectively, and $217,000 and $210,000 for the six months ended June 30, 2009 and 2008, respectively.

9.

Over-earnings

The FPSC approves rates that are intended to permit a specified rate of return on investment and limits the maximum amount of earnings of regulated operations. The Company has agreed with the FPSC staff to limit the earned return on equity for regulated natural gas and electric operations.

All over-earnings prior to 2007 have been settled. Management does not anticipate any electric or natural gas over-earnings for 2007, 2008 or 2009.

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

(Dollars in thousands)
Site	Range From	Range To
West Palm Beach	$ 4,823	$ 18,305
Sanford	410	410
Pensacola and Key West	119	119
Total	$ 5,352	$ 18,834

The Company currently has $13.1 million recorded as our best estimate of the environmental liability. The FPSC approved up to $14 million for total recovery from insurance and rates based on the original 2005 projections as a basis for rate recovery. The Company has recovered a total of $6.2 million from insurance and rate recovery, net of costs incurred to date.  The remaining balance of $6.9 million is recorded as a regulatory asset.  On October 18, 2004 the FPSC approved recovery of $9.1 million for environmental liabilities. The amortization of this recovery and reduction to the regulatory asset began on January 1, 2005. The majority of environmental cash expenditures is expected to be incurred before 2012, but may continue for another nine years.

West Palm Beach Site

The Company is currently evaluating remedial options to respond to environmental impacts to soil and groundwater at and in the immediate vicinity of a parcel of property owned by us in West Palm Beach, Florida upon which we previously operated a gasification plant. Pursuant to a Consent Order between the Company and the Florida Department of Environmental Protection effective April 8, 1991, the Company completed the delineation of soil and groundwater impacts at the site. On June 30, 2008, the Company transmitted a revised feasibility study, evaluating appropriate remedies for the site, to the Florida Department of Environmental Protection. On April 30, 2009, FDEP issued a remedial action order which has since been withdrawn.  In response to the order and as a condition to its withdrawal, the Company committed to perform additional field work in 2009 and complete an additional engineering evaluation of certain remedial alternatives.  The total projected cost of this work is approximately $450,000.

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

Negotiations between the Company and the Florida Department of Environmental Protection on a final remedy for the site continue. Prior to the conclusion of those negotiations, we are unable to determine, to a reasonable degree of certainty, the complete extent or cost of remedial action that may be required. As of June 30, 2009, and subject to the limitations described above, management believes the Company's remediation expenses, including attorneys' fees and costs, will range from approximately $4.8 million to $18.3 million for this site.

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

In January 2007, the Company and other members of the Group signed a Third Participation Agreement, which provides for funding the remediation work specified in the Records of Decision for Operable Units 1-3 and supersedes and replaces the Second Participation Agreement.  The Company's share of remediation costs under the Third Participation Agreement is set at 5% of a maximum of $13 million, or $650,000. To date, the Company has contributed $300,000 of its total share of remediation costs under the Third Participation Agreement. It is currently anticipated that the total cost of the final remedy will exceed $13 million. The Company has advised the other members of the Group that we are unwilling at this time to agree to pay any sum in excess of the $650,000 committed by us in the Third Participation Agreement.

Several members of the Group recently concluded negotiations with two adjacent property owners to resolve damages that the property owners allege that they have/will incur as a result of the implementation of the Environmental Protection Agency approved remedy. In settlement of these claims, members of the Group (excluding the Company) have agreed to pay specified sums of money to the parties. In one case, the settlement agreement requires the select members of the Group to purchase the third party's property for approximately $2 million; the third party then has an option to buy back the property after completion of the remedy for approximately the same amount. In the other case, the select members agreed to a lump sum payment of $450,000. The Company has refused to participate in the funding of the third party settlement agreements based on the contention that it did not contribute to the release of hazardous substances at the site giving rise to the third party claims.

As of June 30, 2009, the Company’s remaining share of remediation expenses, including the Company’s attorneys' fees and costs, are projected to be approximately $410,000 for this site. However, at this time, we are unable to determine, to a reasonable degree of certainty, whether the other members of the Group will accept the Company’s asserted defense to liability for costs exceeding $13 million to implement the final remedy for the site or will pursue a claim against the Company for a sum in excess of the $650,000 that the Company has committed to fund the remedy.

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

As of June 30, 2009, the Company’s share of remediation expenses for the site, including attorney’s fees and costs, are projected to be approximately $26,000.

Key West Site

Between 1927 and 1938, the Company owned and operated a gasification plant on Catherine Street, in Key West, Florida. The plant discontinued operations in the late 1940s; the property on which the plant was located is currently used for a propane gas distribution business. In March 1993, a Preliminary Contamination Assessment Report was prepared by a consultant jointly retained by the Company and the current site owner and was delivered to the Florida Department of Environmental Protection. The Preliminary Contamination Assessment Report reported that very limited soil and groundwater impacts were present at the site. By letter dated December 20, 1993, the Florida Department of Environmental Protection notified the Company that the site did not warrant further "CERCLA consideration and a Site Evaluation Accomplished disposition is recommended." the Florida Department of Environmental Protection then referred the matter to its Marathon office for consideration of whether additional work would be required by the Florida Department of Environmental Protection's district office under Florida law. As of June 30, 2009, the Company has received no further communication from the Florida Department of Environmental Protection with respect to the site. At this time, we are unable to determine whether additional field work will be required by the Florida Department of Environmental Protection and, if so, the scope or costs of such work. In 1999, the Company received an estimate from its consultant that additional costs to assess and remediate the reported impacts would be approximately $166,000. As of June 30, 2009 and assuming the current owner shared in such costs according to the allocation agreed upon by the parties for the Preliminary Contamination Assessment Report, the Company's share of remediation expenses, including attorneys' fees and costs, is projected to be $93,000 for this site.

11.

Other Contingencies

On May 8, 2009, a putative class action lawsuit purportedly on behalf of the shareholders of FPU, challenging the merger was filed in Palm Beach County, Florida, against FPU, each member of FPU’s board of directors and Chesapeake. The complaint alleges, among other things, that the approval of the proposed merger by the directors of FPU constituted a breach of their fiduciary duties. The suit seeks to enjoin completion of the merger. While the Company and its directors believe that the allegations in the lawsuit are without merit and intend to defend vigorously against these allegations, no assurance can be given as to the outcome of this lawsuit, including the costs associated with defending this claim, or any other liabilities or costs the parties may incur in connection with the litigation or settlement of this claim.

The Company has been issued a notice of alleged violation of certain reliability standards by the Florida Reliability Coordinating Council (FRCC). The FRCC is a not-for-profit company established as a regional entity with delegated authority from the North American Electric Reliability Corporation whose purpose is to propose and enforce reliability standards to enhance reliability and adequacy of bulk electricity supply. Enforcement of these standards began in July of 2009 and the Company received notice that it had been in violation of four of these reliability standards.  The Company has agreed to enter into settlement negotiations with the FRCC to address these alleged violations. At this time management is unable to estimate the amount of any penalties that may arise from this matter.

12.

Employee Benefit Plans

The Company sponsors a qualified defined benefit pension plan for employees hired before January 1, 2005. Employees hired after January 1, 2005 and employees who elected to transfer out of the defined benefit pension plan are not eligible for the defined benefit pension plan and are in a 401k match plan. The Company also sponsors a post-retirement medical plan.

In March 2009, the Company's Board of Directors authorized amendments to the pension plan in an effort to reduce anticipated future pension expenses. As a result of these amendments, the Company will freeze the pension plan for all participants effective December 31, 2009. The freeze will include freezing salary rates at 2009 average compensation levels as of December 31, 2009 and only allowing two additional service years to be earned by active participants with less than 35 years of service. In addition to the freeze, the reduced early retirement eligibility will be lowered from 30 years to 20 years.

The two additional service years will incur service costs of approximately $650,000 in each of the next two years. Beyond December 31, 2011, active participants will continue to accrue service years only for the purposes of vesting and retirement eligibility.

As a result of the pension freeze, employees currently in the pension plan will be eligible to receive matching contributions in the company’s 401k Plan effective January 1, 2010. Contribution expense is forecasted to increase approximately $580,000 as a result of this option. The amendments to the plan have been accounted for in accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, resulting in the recognition of approximately $2.7 million in non-cash pre-tax curtailment loss of which $2.3 million is reflected in expenses and $400,000 is reflected on the balance sheet in the Company's consolidated financial statements.

The following table provides the components of the net periodic benefit cost for our pension plan and post-retirement benefit plan for the six months ended June 30, 2009 and 2008.

FLORIDA PUBLIC UTILITIES COMPANY
Net Periodic Benefit Costs
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Pension Plan:
Service Cost	$173	$249	$430	$522
Interest Cost	638	712	1,332	1,354
Expected Return on Plan Assets	(676)	(653)	(1,310)	(1,301)
Amortization of Prior Service Cost	-	176	179	360
Actuarial Net (Gain) or Loss	-	-	54	-
Total FAS87 Net Periodic Pension Cost	135	484	685	935
Curtailment Cost	-	-	2,722	-
Net Periodic Pension Cost	$135	$484	$3,407	$935
Postretirement Benefit Plan:
Service Cost	15	14	28	28
Interest Cost	29	34	55	59
Amortization of Transition Obligation	11	11	22	22
Amortization of Net (Gain) or Loss	(12)	1	(25)	(12)
Net Periodic Postretirement Benefit Cost	$43	$60	$80	$97

For additional information related to our employee benefit plans, please see Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2008.

FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” that requires the Company to show the funded status of its pension and retiree health care plan as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans, net of tax, as part of accumulated other comprehensive income or loss (AOCI) in shareholders’ equity. The cumulative impact to other comprehensive income is a loss of approximately $413,000 which includes deferred tax expense of $249,000 at June 30, 2009 compared to a gain of approximately $133,000 which included deferred tax expense of $80,000 for June 30, 2008. Previously, the net deferred and unrecognized gains and losses were included in the prepaid asset or accrued liability recorded for the retirement plans.

13.

Impact of Recent Accounting Standards

Financial Accounting Standard No. 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This standard requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.   The Company adopted SFAS No. 161 effective January 1, 2009. The adoption of SFAS No. 161 did not have an impact on the Company’s disclosures.

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

FSP 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets.”

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132 (R)-1). FSP FAS 132 (R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132 (R)-1 is effective for fiscal years ending after December 15, 2009. The Company has made the required disclosures.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Values of Financial Instruments. It requires the fair value for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS No. 107), to be disclosed in the interim periods as well as in annual financial statements. This standard is effective for the quarter ending after June 15, 2009. The adoption of this standard did not have an effect on our financial position or results of operation. The Company has made the required disclosures.

FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4. FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. The FSP was effective for us for the quarter ending June 30, 2009. This statement did not have any effect on our financial position or results of operations.

FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”

In April 2009, FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. The FSP was effective for us for the quarter ending June 30, 2009. This statement did not have any effect on our financial position or results of operations.

SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS. 168). Statement No. 168 supersedes Statement No. 162 issued in May 2008. Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of this statement is not expected to have an impact on our financial statements.

14.

Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applied to those non-financial assets and non-financial liabilities for which the effective date has been delayed by one year. On January 1, 2009, we adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations.

The carrying amounts reported in the balance sheet for investments held in escrow for environmental costs, notes payable, taxes accrued and other accrued liabilities approximate fair value.  The fair value of long-term debt excluding the unamortized debt discount is estimated by discounting the future cash flows of each issuance at rates currently offered to the Company for similar debt instruments of comparable maturities. The indentures governing our two first mortgage bond series outstanding contain "make-whole" provisions (pre-payment penalties that charge for lost interest). The values at June 30, 2009 and December 31, 2008 are shown below.

(Dollars in thousands)	June 30, 2009		December 31, 2008
	Carrying Amounts	Approximate Fair Value	Carrying Amounts	Approximate Fair Value
Long-term debt	$49,457	$53,201	$50,966	$ 56,600

On January 1, 2008, we adopted the provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. We did not elect to record any additional assets or liabilities at fair value.

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

Business segment information at June 30, 2009, and December 31, 2008 is summarized as follows:

(Dollars in thousands)	2009	2008
Identifiable assets
Natural gas	$98,076	$101,920
Electric	59,047	58,220
Propane gas	17,197	18,534
Common	20,691	30,257
Consolidated	$195,011	$208,931

Business segment information for the quarter ending and six months ending June 30, 2009, and June 30, 2008 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Revenues
Natural gas	$12,480	$18,973	$32,191	$41,110
Electric	19,526	18,214	41,559	35,737
Propane gas	2,968	4,189	7,005	9,559
Consolidated	$34,974	$41,376	$80,755	$86,406
Operating income, excluding income tax
Natural gas	$1,483	$225	$3,182	$2,617
Electric	885	866	899	1,601
Propane gas	97	51	389	935
Consolidated	$2,465	$1,142	$4,470	5,153
Depreciation and amortization
Natural gas	$1,174	$1,129	$2,427	$2,317
Electric	824	796	1,640	1,583
Propane gas	209	203	419	404
Common	87	78	173	155
Consolidated	$2,294	$2,206	$4,659	$4,459
Income tax expense (benefit)
Natural gas	$290	$(172)	$584	$407
Electric	193	171	118	313
Propane gas	23	(46)	111	230
Common	75	26	169	95
Consolidated	$581	$(21)	$982	$1,045
Construction expenditures
Natural gas	$740	$1,599	$1,883	$2,854
Electric	472	839	1,124	2,331
Propane gas	140	280	271	466
Common	74	62	129	98
Consolidated	$1,426	$2,780	$3,407	$5,749

16.

Merger

On April 20, 2009, FPU and Chesapeake Utilities Corporation (Chesapeake) announced a definitive merger agreement, pursuant to which FPU will merge with a wholly-owned subsidiary of Chesapeake with FPU being the surviving corporation and operating as a wholly-owned subsidiary of Chesapeake after the merger. The merger was unanimously approved by the board of directors of each company on April 17, 2009. Under the merger agreement, holders of FPU common stock will receive 0.405 shares of Chesapeake’s common stock in exchange for each outstanding share of FPU.

The merger agreement contains certain termination rights for Chesapeake and FPU, including the right to terminate the merger agreement if the merger is not completed by January 31, 2010 (subject to possible extension to March 31, 2010, under specified circumstances). The merger agreement further provides that, upon termination of the merger agreement under certain circumstances involving a third-party takeover proposal of FPU or a change in the FPU board of directors’ recommendation of the merger, FPU would be required, subject to certain conditions, to pay Chesapeake a termination fee of $3.4 million.

The merger is intended to qualify as a tax-free reorganization and is subject to various regulatory approvals as well as approval by the shareholders of both companies. The statutory waiting period for the Hart-Scott-Rodino Act expired on June 4, 2009, without comment from the Antitrust Division of the United States Department of Justice or the Federal Trade Commission, thus allowing the companies to continue with the merger. The expiration of the waiting period does not, however, preclude the Department of Justice or the Federal Trade Commission from challenging the merger on antitrust grounds. Chesapeake has also received all of the necessary regulatory approvals from the Delaware, Maryland and Florida Public Service Commissions for the merger. Special shareholder meetings for Chesapeake and FPU to vote on the merger-related matters have not been scheduled. On July 24, 2009, a Form S-4 registration statement with joint proxy relating to the proposed merger was filed by Chesapeake and the Company with the Securities and Exchange Commission. The parties are working to finalize that document in anticipation of setting the meeting dates for the shareholder meetings.

The Company’s management believes that the merger will close in the fourth quarter of 2009. The Company expects to incur significant pre-merger related costs associated with the pending merger between Chesapeake and FPU. These costs include legal services, investment banking services, and other pre-merger related items. At this time management anticipates additional costs to be incurred in the third and fourth quarter, 2009, of approximately $1.6 million.

17.

Income Taxes

In December 2008 the Company filed for a quick refund of overpayment on estimated tax payments for the 2008 tax year in the amount of $1.5 million. The Company received the Federal income tax refund of $1.5 million in May 2009. The primary reason for the refund is due to our planned pension contribution of $4.6 million for plan year 2008, which we plan to make in September, 2009. This pension contribution is a deduction for tax purposes in the 2008 calendar year. It was not known at the time the estimated tax payments were paid that FPU would make this contribution during 2008.

As noted above, in the second quarter of 2009, FPU and Chesapeake announced execution of a definitive merger agreement. This pending transaction is structured as a reorganization under Section 368(a)(1)(B) of the Internal Revenue Code. The Company assessed the income tax effect of merger-related transaction costs based on circumstances that existed as of the date costs were incurred, without assuming the merger will ultimately occur, and recorded a deferred tax asset related to merger-related transaction costs. The Company may be required to reassess the income tax effect of merger-related transaction costs in the future depending on the status of the pending merger. The Company has incurred total merger related costs of approximately $540,000 through June 30, 2009. A deferred tax asset of $140,000 was recorded as of June 30, 2009 relating to $372,000 of the merger related transaction costs.

18.

Reclassification

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

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

Revenues decreased in the first six months of 2009 compared to 2008 due to lower cost of natural and propane gas costs which are passed through to our customers. Although revenues decreased, gross profit increased in the year to date ending June 30, 2009 compared to the same period in the prior year due in a large part to the base rate increases in our electric and natural gas operations and colder winter temperatures.

Earnings for the first half of 2009 were significantly adversely impacted by the pension plan freeze. The pension curtailment loss recognized in the first half of 2009 as a result of the freeze was approximately $2.3 million. The impact to net income is approximately $1.4 million after income taxes or $.23 per share for the year to date ending June 30, 2009.

Earnings continue to be affected by the overall economic slow-down. Management expects current conditions to continue through 2009 with an ongoing decrease in our customer growth rates, unit sales and sales expense. Management continues to look for new ways to help offset the negative impacts of the current economic condition.

Early in the second quarter, we entered into a merger agreement with Chesapeake Utilities Corporation.  See Note 16, “Merger” above.

Results of Operations

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

Revenues and Gross Profit
(Dollars and units in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Natural Gas
Revenues	$12,480	$18,973	$32,191	$41,110
Cost of fuel and other pass through costs	5,225	12,846	16,288	26,928
Gross Profit	$ 7,255	$ 6,127	$15,903	$14,182
Units sold: (MDth)	1,388	1,318	3,352	3,179
Customers (average for the period)	52,076	52,130	52,087	52,148
Electric
Revenues	$19,526	$18,214	$41,559	$35,737
Cost of fuel and other pass through costs	15,083	13,994	32,798	27,853
Gross Profit	$ 4,443	$ 4,220	$8,761	$7,884
Units sold: (MWH)	178,043	188,421	343,288	361,697
Customers (average for the period)	31,096	31,294	31,103	31,258
Propane Gas
Revenues	$ 2,968	$ 4,189	$7,005	$9,559
Cost of fuel	1,325	2,511	3,209	5,482
Gross Profit	$ 1,643	$ 1,678	$ 3,796	$ 4,077
Units sold: (MDth)	120	128	285	298
Customers (average for the period)	12,288	12,536	12,332	12,602
Consolidated
Revenues	$34,974	$41,376	$80,755	$86,406
Cost of fuel	21,633	29,351	52,295	60,263
Gross Profit	$13,341	$12,025	$28,460	$26,143
Customers (average for the period)	95,460	95,960	95,522	96,008

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008.

Revenues and Gross Profit

Natural Gas

Natural gas service revenues decreased $6.5 million, or 34%, in the second quarter of 2009 from the same period in 2008 due to declines in fuel costs passed through to customers of $7.6 million.

Gross profit increased $1.1 million, or 18% primarily as a result of base rate increases in the second quarter of 2009. The FPSC approved an annual natural gas final rate increase of approximately $8.5 million effective June 4, 2009. Interim rates set to produce additional annual revenues of approximately $1 million were effective March 12, 2009 until June 4, 2009, the date our final rates went into effect.

Customer growth remained relatively flat; however, units sold increased by 5% primarily due to colder temperatures in our South Florida division this year compared to the same period last year.

Electric

Electric revenues increased $1.3 million in the second quarter of 2009 over the same period in 2008. Higher cost of fuel and other costs that were passed through to customers accounted for $1.1 million of this increase.

Gross profit this quarter increased by $223,000 or 5% compared to the second quarter of 2008 primarily due to the final base rate increase effective May 22, 2008. Other factors impacting gross profit were a 1% decrease in customer growth and a 2% decrease in usage per customer, excluding two large industrial customers. Management believes the decrease in usage per customer relates to conservation measures taken by our customers.

Propane Gas

Propane revenues decreased by $1.2 million in the second quarter of 2009 compared to the same period in 2008 as a result of decreases in the cost of gas sold and related revenues.

The $35,000 decrease in gross profit was impacted by a 2% decrease in customers, a 6% decrease in units sold, lower profit margins on commercial bulk accounts, and possible conservation measures taken by our customers. The difference between the periods was partially offset by a $108,000 inventory loss adjustment in June of the prior year.

Operating Expenses

Operating expenses remained flat in the second quarter of 2009 compared to the same period in 2008. Primarily as a result of the pension freeze in the first quarter, administrative and general expenses decreased by approximately $200,000 compared to the prior year.  Additionally, merger related administrative and general expenses were $540,000 in 2009 which were almost the same as the initial merger negotiations’ costs of approximately $500,000 incurred in 2008.

Maintenance expenses increased $126,000 primarily in our electric segment as a result of several severe storms along with storm hardening initiatives mandated by the FPSC.

Other Income and Deductions

Merchandise and service revenues increased by $64,000 and related expense decreased by $103,000 in the second quarter of 2009 compared to the same period last year. Profits increased $167,000 due to increased sales as a result of a successful marketing coupon program.

Total interest expense decreased $72,000 in the second quarter primarily due to a decrease in our line of credit balance as a result of increased cash flow from operations. In addition, the interest rate on our line of credit, tied to the London Interbank Rate (LIBOR), was lower this period, compared to the same period last year.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008.

Revenue and Gross Profit

Natural Gas

Natural gas service revenues decreased $8.9 million in the six months ended June 2009 from the same period in 2008. This was primarily caused by $10.6 million in lower fuel and other costs passed through to customers.

Gross profit increased by $1.7 million, or 12% this period compared to the first six months of 2008. In addition to the rate increases, colder temperatures in 2009 contributed to a 5.4% increase in units sold over the same period in 2008.

Electric

Electric service revenues increased $5.8 million in the first six months of 2009 over the same period in 2008. Higher cost of fuel and other costs passed through to customers accounted for $4.9 million of this increase.

Gross profit increased by $877,000 or 11% over this period compared to the first six months of 2008. This was primarily due to the higher final rates approved April 2008, compared to interim rates in effect in the first quarter of 2008. Units sold, excluding industrial customers, decreased by 3%. Management believes this decrease is a result of conservation measures taken by our customers.  Gross profit was not materially impacted by the reduced consumption, as lower consumption was forecasted in our electric rate increase. Rates were set to compensate for the anticipated reduction in units sold due to higher fuel costs.

Propane Gas

Propane revenues decreased $2.6 million in the first six months of 2009 compared to the same period in 2008.  The lower cost of fuel passed through revenues contributed to $2.3 million of the revenue decrease, with gross profit decreasing by $281,000 due to lower unit sales.

Units sold declined by 4% in spite of colder temperatures.  Management believes this is a result of the downturn in the housing market and the economy as a whole. When compared to the prior year, the decrease in gross profit was partially offset by an inventory loss adjustment of $108,000 in June 2008.

Operating Expenses

Operating expenses increased $3.0 million in the six months ended June 30, 2009 compared to the same period in 2008. The March 2009 pension plan freeze significantly increased our operating expenses in the first half of 2009. The non-recurring related curtailment costs associated with our pension plan freeze increased operating expenses by approximately $2.2 million. In addition to the pension curtailment costs, merger related administrative and general expenses were $540,000 in 2009 which were almost the same as the initial merger negotiations’ costs of approximately $500,000 incurred in 2008.

As we continue to be impacted by the declining economy, bad debt expenses increased $123,000. A large part of the increase was due to the bankruptcy of a commercial customer in our electric segment.

Maintenance expenses increased $255,000 primarily in our electric segment as a result of several severe storms and storm hardening initiatives recently mandated by the FPSC.

Other Income and Deductions

Merchandise and service revenues increased $103,000 and expense decreased $78,000 in the six months ended June 30, 2009 compared to the same period in 2008 resulting in increased profitability of $181,000. This is largely due to increased sales experienced through a successful marketing coupon program.

Total interest expense decreased by $149,000 in the six months ended June 30, 2009 compared to the same period last year. This was primarily due to a lower average balance on our line of credit as a result of increased cash flow from operations. In addition, the interest rate on our line of credit, tied to the LIBOR, was lower this period, compared to the same period last year.  Our line of credit was also amended in March 2008, lowering the interest rate margin paid on borrowings by 0.10% or 10 basis points.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flow provided by operating activities for the six months ended June 30, 2009 increased by approximately $12.2 million over the same period in 2008. Base rate increases in our electric and natural gas segments, colder temperatures and reduced capital expenditures contributed significantly to this increase. Over-recovered fuel costs collected this year also added approximately $2.5 million in cash flow.

The Company received a Federal income tax refund of $1.5 million in May 2009. The primary reason for the refund is due to our planned pension contribution of $4.6 million for plan year 2008, which we plan to make in September, 2009. This pension contribution is a deduction for tax purposes in the 2008 calendar year. It was not known at the time the estimated tax payments were paid that FPU would make this contribution.

Investing Activities

Construction expenditures in the six months ended June 30, 2009 decreased by $2.34 million compared with the same period last year. The decrease was primarily due to discretionary capital expenditures controls instituted by the company as a result of increased pension costs and contributions, and covenant violation concerns before the pension freeze.

Financing Activities

Short-term borrowing on our line of credit decreased by $14.2 million in the first half of 2009 compared to the same period in 2008. This was primarily a result of the increase in funds provided from our operations and lower capital expenditures.

Capital Resources

We have a revolving line of credit with Bank of America which expires July 1, 2010. In March 2008, we amended our line of credit to allow us, upon 30 days notice, to increase our maximum credit line to $26 million. The amendment also reduced the interest rate paid on borrowings by 0.10% or 10 basis points. In April 2008, we increased the available line of credit from $12 million to $15 million. There were no borrowings on the line of credit at June 30, 2009. We reserve $1 million of the line of credit to cover potential expenses for any major storm repairs in our electric segment and an additional $250,000 for a letter of credit insuring propane gas facilities.

The line of credit contains affirmative and negative covenants that, if violated, would give the bank the right to accelerate the due date of the loan to be immediately payable. The line of credit covenants with Bank of America include certain financial ratios, all of which are currently met. Management expects to continue to meet these covenants for the foreseeable future.

The line of credit, long-term debt and preferred stock as of June 30, 2009 comprised 49% of total debt and equity capitalization.

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

Our 1942 Indenture of Mortgage and Deed of Trust, which is a mortgage on all real and personal property, permits the issuance of additional bonds based upon a calculation of unencumbered net real and personal property.  At June 30, 2009, such calculation would permit the issuance of approximately $52.6 million of additional bonds.

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

As of June 30, 2009 there was approximately $5.7 million in receivables from the 2003 sale of our water assets. Final payment of principal and interest totaling $5.7 million is expected in February 2010.

Capital Requirements

Portions of our business are seasonal and dependent upon weather conditions in Florida. This factor affects the sale of electricity and gas and impacts the cash provided by operations. Construction costs also impact cash requirements throughout the year.  Cash needs for operations and construction are met partially through short-term borrowings from our line of credit.

Capital expenditures are expected to be higher by approximately $1.4 million for the remaining six months of 2009 as compared to the same period in 2008. The expected overall increase is due primarily to reduced construction levels during the second half of 2008, and anticipated increases in capital spending levels during the remainder of 2009.

As of June 30, 2009 we had $123,000 of outstanding commitments for capital expenditures for the purchase of 14 concrete transmission poles to be delivered during the third quarter 2009.

Cash requirements will increase significantly in the future due to environmental cleanup costs, sinking fund payments on long-term debt and pension contributions. Environmental cleanup is forecast to require payments of $1 million in 2009, with remaining payments, which could total approximately $11.2 million net of investment proceeds, beginning in 2010. Annual long-term debt sinking fund payments of approximately $1.4 million will continue for nine years.

In April 2009, we made our first required pension contribution of $411,000 towards our 2009 plan year. Based on actuarial projections, we will continue to make required contributions to our defined benefit pension plan of approximately $560,000 and $822,000 in 2009 for the 2008 and 2009 plan years, respectively. In addition, we expect to make a voluntary contribution of $4 million for the 2008 plan year in September 2009. We will continue in future years to make contributions as required by the Pension Protection Act funding rules.

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

Outlook

Pension Plan

In March 2009, the Company's Board of Directors authorized amendments to the pension plan in an effort to reduce anticipated future pension expenses. As a result of these amendments, the Company will freeze the pension plan for all participants effective December 31, 2009. The freeze will include freezing salary rates at 2009 average compensation levels as of December 31, 2009 and only allowing two additional service years to be earned by active participants with less than 35 years of service. In addition to the freeze, the reduced early retirement eligibility will be lowered from 30 years to 20 years. The two additional service years will incur service costs of approximately $650,000 in each of the next two years. Beyond December 31, 2011, active participants will continue to accrue service years only for the purposes of vesting and retirement eligibility.

As a result of the pension freeze, employees currently in the pension plan will be eligible to receive matching contributions in the company’s 401k Plan effective January 1, 2010. Contribution expense is forecasted to increase approximately $580,000 as a result of this option.

The amendments to the plan have been accounted for in accordance with SFAS No. 88, resulting in the recognition of approximately $2.7 million in non-cash pre-tax curtailment loss of which $2.3 million is reflected in expenses and $400,000 is reflected on the balance sheet in the Company's consolidated financial statements.

The freeze will reduce pension expenses beginning in the second quarter of 2009. With the freeze, pension expense and pension contribution are expected to be approximately $200,000 and $13 million, respectively spread over the period 2009 through 2013.

Natural Gas Base Rate Proceeding

We filed a request with the FPSC in the fourth quarter of 2008 for a base rate increase of approximately $9.9 million annually in our natural gas segment. This request included recovery of increased expenses and some capital expenditures since our last rate proceeding in 2004.

On February 10, 2009 the FPSC approved interim rate relief for partial recovery of the increased expenditures.  Interim rates which produced additional annual revenues of approximately $1.0 million became effective on March 12, 2009 until the final rates were effective on June 4, 2009.

On May 5, 2009 the FPSC approved a final natural gas rate increase of approximately $8.5 million in revenues annually with new rates beginning June 4, 2009.   These revenues should provide an increase to the Company’s overall profitability for the natural gas segment and recovery of increased expenditures including depreciation and other expenses beginning in 2009.

On June 17, 2009 the Office of Public Counsel entered a protest to FPSC’s final natural gas rate increase ruling and a full hearing will be required within eight months. The vote for the final rates is scheduled for February 9, 2010. Previously approved final rates and the related revenues will be collected pending possible refund upon final determination at the full hearing.

At this time management does not estimate any adjustments to the final rate increase approved on May 5, 2009 and has not set up a liability for a possible rate refund as of June 30, 2009. Management will recognize a liability for a possible rate refund if we determine adjustments are probable. It is possible that the final rate increase awarded may be lower than was approved by the FPUC on May 5, 2009 and a refund may be required to our customers for any variance in the final rates approved at the full hearing compared to the previously approved rates on May 5, 2009.  The impact of a refund of previously collected rates could be material to our results of operation.

Electric Franchise Marianna

The City of Marianna Commissioners voted on July 7, 2009 to enter into a new ten year franchise agreement with the Company effective February 1, 2010. The agreement stipulated that new interruptible and time of use rates become available for certain customers prior to February 2011 or the franchise could be voided six months after that date. Should the Company fail to make available the new rates and the franchise is voided and the City elects to purchase the Marianna portion of the distribution system, it would require the city to pay the Company severance/reintegration costs, fair market value for the system, and an initial investment in the infrastructure to operate this limited facility.  If the City purchased our electric system, the Company would have a gain in the year of the acquisition; but, ongoing financial results would be negatively impacted from the loss of this operating area within our electric operations.

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

Natural Gas Depreciation Study

We filed a depreciation study with the FPSC in the fourth quarter of 2008 for our natural gas segment. In April 2009, the FPSC approved new deprecation rates to be effective July 1, 2009. As a result of new depreciation rates, depreciation expense is expected to increase approximately $200,000 annually beginning July 1, 2009, and we received full recovery for this increased expense in our base rate increase. See “Natural Gas Base Rate Proceeding” above for more information on the base rate increase.

Large Customer in NE Electric Division

A large industrial customer in our northeast electric division filed for bankruptcy on January 26, 2009.

The average monthly gross profit from this customer was approximately $29,000 in 2008 and the average total monthly bill including fuel costs for this customer was approximately $250,000. This customer paid all outstanding amounts that were due as of December 31, 2008. The Company has reserved approximately $200,000 for potential bad debt awaiting the outcome of this bankruptcy proceeding. If the courts determine that we have to refund any prior payments, the Company may be required to write-off a portion of this customer’s receivables including fuel cost to our reserve.

Bad Debt Expense

Management expects bad debt expense and related write-offs of receivables to continue increasing further in 2009 as a result of the current economic climate and the impact to our customers. We are not able to predict the impact to our financial results, but we do anticipate an increase to bad debt expense over 2008 levels.

Energy Efficiency Legislation

Regulators are focusing on several legislative issues involving the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007 and related issues.  One major provision is the implementation of a renewable portfolio standard.   Since the Company is a non-generating utility with existing ten year all-requirements wholesale energy contracts, there is significant concern over the additional purchased power cost that may be required to comply with the standard.  Although this cost may be passed on to the customers through a rate increase, continued decrease in customer usage will have an impact on operations.  The Company understands the overall benefits from the legislation but the burden imposed on a small utility like ours is of particular concern.  Although legislation has not yet been passed, the Company is continuing to communicate with the FPSC to find solutions that will work for the Company, while maintaining manageable electric rates for customers.  The company is also working with other Florida Utilities to develop a comprehensive Demand Side Management Plan that we be implemented during 2010 which will further enhance the conservation programs in place.  To support these programs “Smart Grid Technology” is being considered which would require significant capital investment to develop, install and manage.

Propane Pre-Buys

We are currently involved in pre-buy contracts for our propane commodity that range from 20% to 45% of our supply over the next fifteen months.  The average price for the fifteen month pre-buy strip was approximately 5% below daily market price on June 30, 2009.

Pre-Merger Costs

The Company expects to incur significant pre-merger related costs associated with the pending merger between Chesapeake and FPU. These costs include legal services, investment banking services, and other pre-merger related items. At this time management anticipates additional costs to be incurred in the 2009 third and fourth quarter of approximately $1.6 million.

Forward-Looking Statements (Cautionary Statement)

This report contains forward-looking statements including those relating to the following:

•

Our expectation that the pending merger with Chesapeake will be effective in the fourth quarter of this year.

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

•

Capital expenditures will be greater for the remainder of 2009 compared to the prior year.

•

Timing and progress of construction on the South Florida operations facility.

•

Increase in pension contributions to our defined benefit pension plan in 2009 and beyond.

•

Amortization of pension service costs, pension expense and 401K expenses as expected in future years.

•

Increase in bad debt expense on our customer accounts receivable.

•

Impact of Energy Efficiency Legislation on our Company and our operating results.

•

Additional annual expenditures relating to storm preparedness.

•

Pre-merger costs are estimated to be $1.6 million over the remainder of 2009.

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

None of our gas or electric contracts are accounted for using the fair value method of accounting. While some of our contracts meet the definition of a derivative, we have designated these contracts as "normal purchases" under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As of June 30, 2009, we had not entered into any hedging activities, and we do not anticipate entering into hedging activities in 2009. Beginning in 2009, we started pre-buying propane when certain price levels are reached.

We have no exposure to equity risk, as we do not hold any material equity instruments. Our exposure to interest rate risk is limited to investments held for environmental costs, the long-term notes receivable from the sale of our water division and short-term borrowings on the line of credit. The investments held for environmental costs are short-term fixed income debt securities whose carrying amounts are not materially different than fair value. We had no balances outstanding on our short-term borrowings at the end of June 2009. We do not believe we have material market risk exposure related to these instruments. The indentures governing our two first mortgage bond series outstanding contain "make-whole" provisions (pre-payment penalties that charge for lost interest), which render refinancing impracticable until sometime after 2012.

Item 4T.

Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

On May 8, 2009, a putative class action lawsuit purportedly on behalf of the shareholders of FPU, challenging the merger was filed in Palm Beach County, Florida, against FPU, each member of FPU’s board of directors and Chesapeake. The complaint alleges, among other things, that the approval of the proposed merger by the directors of FPU constituted a breach of their fiduciary duties. The suit seeks to enjoin completion of the merger. While the Company and its directors believe that the allegations in the lawsuit are without merit and intend to defend vigorously against these allegations, no assurance can be given as to the outcome of this lawsuit, including the costs associated with defending this claim, or any other liabilities or costs the parties may incur in connection with the litigation or settlement of this claim.

The Company has been issued a notice of alleged violation of certain reliability standards by the Florida Reliability Coordinating Council (FRCC).  The FRCC is a not-for-profit company established as a regional entity with delegated authority from the North American Electric Reliability Corporation whose purpose is to propose and enforce reliability standards to enhance reliability and adequacy of bulk electricity supply.  Enforcement of these standards began in July of 2009 and the Company received notice that it had been in violation of four of these reliability standards.  The Company has agreed to enter into settlement negotiations with the FRCC to address these alleged violations.  At this time management is unable to estimate the amount of any penalties that may arise from this matter.

Item 1A.

Risk Factors

Failure to complete the merger could adversely impact the stock prices and the future business and financial results of the Company because of, among other things, the market disruption that would occur as a result of uncertainties relating to a failure to complete the merger.

There is no assurance that Chesapeake and Florida Public Utilities will obtain the necessary shareholder approvals to complete the merger or satisfy the other conditions to the completion of the merger. If the merger is not completed for any reason, the Company will be subject to several risks, including the following:

•

Florida Public Utilities may be required to pay Chesapeake a termination fee;

•

the price of the Company’s common shares may decline to the extent that the current market price reflects a market assumption that the merger will be completed and that the related benefits and synergies will be realized, or as a result of the market’s perceptions that the merger was not consummated due to an adverse change in Florida Public Utilities’ business; and

•

the business of Florida Public Utilities may be harmed, and the price of our stock may decline, to the extent that employees, customers, suppliers and others believe that the Company cannot compete in the marketplace as effectively without the merger or otherwise remain uncertain about the Company’s future prospects in the absence of the merger.

A pending shareholder suit could delay or prevent the closing of the merger or otherwise adversely impact the business and operations of Florida Public Utilities.

On May 8, 2009, a putative class action lawsuit purportedly on behalf of the shareholders of Florida Public Utilities was filed in Palm Beach County, Florida against Florida Public Utilities, each of its directors and Chesapeake. The complaint alleges, among other things, that approval of the proposed merger by the directors of Florida Public Utilities constituted a breach of their fiduciary duties. The suit seeks to enjoin completion of the merger.  No assurances can be given as to the outcome of this lawsuit, including the costs associated with defending this lawsuit or any other liabilities or costs the parties may incur in connection with the litigation or settlement of this lawsuit. Furthermore, one of the conditions to closing the merger is that there are no injunctions issued by any court preventing the completion of the transactions. No assurance can be given that this lawsuit will not result in such an injunction being issued which could prevent or delay the closing of the transactions contemplated by the merger agreement.

Florida Public Utilities will be subject to business uncertainties and contractual restrictions while the merger is pending which could adversely affect our business.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Florida Public Utilities. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter. These uncertainties also could cause customers, suppliers and others that deal with us to seek to change existing business relationships. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their future roles with the combined company. In addition, the merger agreement restricts Florida Public Utilities, without Chesapeake’s consent, from making certain acquisitions and taking other specified actions until the merger occurs or the merger agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our businesses prior to completion of the merger or termination of the merger agreement.

Current market conditions have had an adverse impact on the return on plan assets for our pension plan, which may require significant additional funding and adversely affect cash flows.

Florida Public Utilities has a pension plan that has been closed to new employees. The costs of providing benefits and related funding requirements of these plans are subject to changes in the market value of the assets that fund the plans. As a result of the extreme volatility and disruption in the domestic and international equity and bond markets, during 2008 our pension plan experienced a decline of $10.9 million in its asset values. The funded status of the plan and the related costs reflected in the financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006, continued losses of asset values may necessitate accelerated funding of the plans in the future to meet minimum federal government requirements. Continued downward pressure on the asset values of the plan may require the Company to fund obligations earlier than originally planned, which would have an adverse impact on our cash flows from operations, decrease borrowing capacity and increase interest expense.

Pending environmental cleanup proceedings in West Palm Beach, Florida may have a material adverse effect on the company.

We are currently evaluating remedial options to respond to environmental impacts to soil and groundwater at and in the immediate vicinity of a parcel of property in West Palm Beach, Florida. We are working with the Florida Department of Environmental Protection with respect to remedies for this property. The total costs for remedies which have been evaluated range from a low of $2.8 million to a high of $54.6 million. Discussions with the Florida Department of Environmental Protection are ongoing to reach a final remedy for the site. Prior to the conclusion of those negotiations, however, we are unable to determine, to a reasonable degree of certainty, the complete extent or cost of remedial action that may be required. The ultimate remedy could exceed the current expectations and environmental reserves of Florida Public Utilities and have a material adverse effect on the Company.

The risk factors should be read in conjunction with those included in our most recent Form 10-K for the year ending December 31, 2008.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 12, 2009.  At that meeting, the stockholders were asked to consider and act on the following:

•

Election of two directors

•

Approve an amendment to the Company’s Dividend Reinvestment Plan to increase the number of shares of common stock available in this Plan by 100,000 shares

•

Ratification of the appointment of BDO Seidman, LLP, as the Company’s independent registered certified public accounting firm

•

Approve a shareholder proposal regarding classified board

Each of the following directors was reelected for a term expiring in 2011 and received the number of votes set forth opposite his or her name:

Nominee	For	Withheld
Ellen Terry Benoit	4,339,488	1,173,619
John T English	4,734,602	778,505

The following votes were cast with respect to the amendment to the Company’s Dividend Reinvestment Plan, the ratification of the appointment of the Company’s independent registered certified public accounting firm, BDO Seidman, LLP, and the shareholder proposal regarding classified board:

	For	Against	Broker Non-votes	Abstentions
Amendment to DRIP	3,918,634	127,175	1,444,033	23,265
Ratification of BDO Seidman, LLP	5,453,853	33,007	0	26,247
Shareholder proposal	1,573,212	2,418,871	1,444,034	76,990

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

Date: August12, 2009

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